Form 10KSB
period 2002-07-31
LAS VEGAS RESORTS CORP
filed 2005-03-21
CIK 808011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended July 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

--------------------------------------------------------------------------------
                       Commission File Number: 33-10513-LA


                          Las Vegas Resorts Corporation
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                  33-0215298
(State of incorporation)                                (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 79701-4556
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)

                 4847 S. Valley View Blvd., Las Vegas, NV 89103
              (Former name, former address and former fiscal year,
                         if changed since last report)
--------------------------------------------------------------------------------
      Securities registered under Section 12 (b) of the Exchange Act - None

        Securities registered under Section 12(g) of the Exchange Act: -
                        Common Stock - $0.001 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended July 31, 2002 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of March 14, 2005 was approximately $-0-.

As of March 14, 2005, there were 376,862,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                          LAS VEGAS RESORTS CORPORATION

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                              3
Item 2   Description of Property                                             12
Item 3   Legal Proceedings                                                   12
Item 4   Submission of Matters to a Vote of Security Holders                 12

PART II

Item 5   Market for Company's Common Stock and Related Stockholders Matters  12
Item 6   Management's Discussion and Analysis or Plan of Operation           13
Item 7   Financial Statements                                                15
Item 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                             15
Item 8A  Controls and Procedures                                             15

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   16
Item 10  Executive Compensation                                              17
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     18
Item 12  Certain Relationships and Related Transactions                      18
Item 13  Exhibits and Reports on 8-K                                         18
Item 14  Principal Accountant Fees and Services                              18

SIGNATURES                                                                   19

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Las Vegas Resorts Corporation (Company) was originally incorporated in August 1986 in accordance with the Laws of the State of Nevada as HDH Industries, Inc. The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

On September 14, 1987, the Company consummated a business combination transaction, pursuant to an Agreement and Plan of Reorganization (Agreement) with Las Vegas Resort Investments whereby Las Vegas Resort Investments became a wholly-owned subsidiary of the Company. Concurrent with this transaction, the Company changed its corporate name to Las Vegas Resorts Corporation.

The Company completed a public offering of its common stock pursuant to a Registration Statement on Form S-18 (Registration No. 33-10513-LA) during 1989.

Through 1992, the Company, through it's wholly-owned subsidiaries, acquired real property and certain other non-gaming assets related to several gaming and potential gaming sites in the Las Vegas valley area. The Company also leased the casino area and operated the non-gaming area of a small casino in Henderson, Nevada, known as the Silver Spur Gambling Hall and Saloon. During September 1992, the Silver Spur Gambling Hall and Saloon closed and all Company operations ceased. By July 31, 1993, the Company had dissolved all subsidiaries and business operations.

The Company has had no operations or significant assets since the year ended July 31, 1993.

On January 25, 2005, the Company experienced a change in control when the then controlling shareholder, Forrest J. Woodward, II sold 213,019,552 shares (or approximately 56.52%) of the then issued and outstanding shares to Glenn A. Little.

Mr. Little was concurrently elected Chief Executive Officer, President, Chief Operating Officer, Chairman of the Board of Directors, and Secretary and
Treasurer of the Company. With Mr. Little's assumption of control of the Company, he began to undertake the necessary steps to correct the previous administration's lapses in filing the required periodic reports under the Securities Exchange Act of 1934 (`34 Act).

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company's equity securities has no current trading symbol and , accordingly, the Company's equity securities do not have posted quotations.

The Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Nevada law to enter into a transaction if: The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     * Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     * The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     * Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
     * Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     *    The extent to which the business opportunity can be advanced;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     * The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     * The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

INVESTMENT COMPANY ACT AND OTHER REGULATION

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

EMPLOYEES

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has had no operating history nor any revenues or earnings from operations since 1989. All efforts from our 1983 inception through 1989 were unsuccessful. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

TYPE OF BUSINESS ACQUIRED

The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

ONLY ONE DIRECTOR AND OFFICER

Because management consists of only one person, while seeking a business combination, Glenn A. Little, the Company's President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Little anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Little has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Little. The loss of the services of Mr. Little would adversely affect development of the Company's business and its likelihood of continuing operations.

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

CONFLICTS OF INTEREST

Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

REGULATION OF PENNY STOCKS

The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (C)) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (I) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives;

and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 15 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940

In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

NO PUBLIC MARKET EXISTS

There is currently no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Moreover, many lending institutions will not permit the use of such securities as collateral for any loans.

NO FORESEEABLE DIVIDENDS

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES

Of the 376,862,000 presently issued and outstanding shares of the Company's stock, 213,019,552 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop. As of the date hereof, the current controlling shareholder has held approximately 56.52% of the total issued and outstanding shares of the common stock of the Company thereof since January 24, 2005. Accordingly, such shares are not currently available for resale in accordance with the provisions of Rule 144.

BLUE SKY CONSIDERATION

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

ADDITIONAL RISKS - DOING BUSINESS IN A FOREIGN COUNTRY

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR TRADING

The Company's equity securities has no current trading symbol and , accordingly, the Company's equity securities do not have posted quotations.

As of March 4, 2005, the Company has approximately 1,400 shareholders of record.

COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 495,000,000 shares of $0.001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Articles of Incorporation do not permit cumulative voting for the election of directors.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

TRANSFER AGENT

Our independent stock transfer agent is Nevada Agency and Trust Company, located in Reno, Nevada. Their mailing address and telephone number is: 50 West Liberty Street, Reno, Nevada 89501; (775) 322-0626.

REPORTS TO STOCKHOLDERS

The Company plans to furnish its stockholders with an annual report for each fiscal year ending July 31 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

DIVIDEND POLICY

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Las Vegas Resorts Corporation (Company) was originally incorporated in August 1986 in accordance with the Laws of the State of Nevada as HDH Industries, Inc. The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

On September 14, 1987, the Company consummated a business combination transaction, pursuant to an Agreement and Plan of Reorganization (Agreement) with Las Vegas Resort Investments whereby Las Vegas Resort Investments became a wholly-owned subsidiary of the Company. Concurrent with this transaction, the Company changed its corporate name to Las Vegas Resorts Corporation.

The Company completed a public offering of its common stock pursuant to a Registration Statement on Form S-18 (Registration No. 33-10513-LA) during 1989.

Through 1992, the Company, through it's wholly-owned subsidiaries, acquired real property and certain other non-gaming assets related to several gaming and potential gaming sites in the Las Vegas valley area. The Company also leased the casino area and operated the non-gaming area of a small casino in Henderson, Nevada, known as the Silver Spur Gambling Hall and Saloon. During September 1992, the Silver Spur Gambling Hall and Saloon closed and all Company operations ceased. By July 31, 1993, the Company had dissolved all subsidiaries and business operations.

The Company has had no operations or significant assets since the year ended July 31, 1993.

RESULTS OF OPERATIONS

The Company had no revenue for the years ended July 31, 2002 and 2001, respectively.

General and administrative expenses for the years ended July 31, 2002 and 2001 were approximately $1,562 and $4,311, respectively. Earnings per share for the respective years ended July 31, 2002 and 2001 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At July 31, 2002 and 2001, respectively, the Company had working capital of approximately $(37,800) and $(36,300).

On January 25, 2005, the Company experienced a change in control when the then controlling shareholder, Forrest J. Woodward, II sold 213,019,552 shares (or approximately 56.52%) of the then issued and outstanding shares to Glenn A. Little.

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

PLAN OF BUSINESS

GENERAL

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

LIQUIDITY AND CAPITAL RESOURCES

The Company and Mr Little agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. There have been no advances under this agreement as of the date of this filing.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company most recently engaged the services of Hoffski & Pisano, Certified Public Accountants and Consultants of Irvine, California to provide an audit of the Company's financial statements as of and for the years ended July 31, 1999 and 1998. The Company has maintained no contact with the CPA firm of Hoffski & Pisano since their report dated July 20, 2000, which was never included in a filing under the Securities Exchange Act of 1934, as amended, by the Company. Additionally, the Company maintains an account payable balance of approximately $2,250 dating back to 2000. Accordingly, Hoffski & Pisano are not independent with respect to the Company due to the aging of this account payable balance.

The Company and Hoffski & Pisano have effectively terminated their relationship.

No  accountant's  report on the financial  statements for either of the past two
(2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended July 31, 2002 and 2001) and from July 31, 2002 to the date of this Report, there were no disagreements with Hoffski & Pisano on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's two most recent fiscal years (ended July 31, 2002 and 2001) and from July 31, 2002 to the date of this Report

ENGAGEMENT OF S. W. HATFIELD, CPA

On or about January 24, 2005, as a result of the change in control of the Company, the Company's new Sole Director authorized the engagement of S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company's new independent auditors. The Company did not consult with SWHCPA at any time prior to the January 24, 2005 change in control or subsequent thereto, including the Company's most recent fiscal years ended July 31, 2004, 2003 or 2002, and the subsequent interim periods through the date of this Report, regarding any of the matters or events set forth in Item 304(a)(2)(I) and (ii) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

As of the date of this filing, an evaluation of the effectiveness of the design and operation of Las Vegas Resorts Corporation's disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                (Remainder of this page left blank intentionally)

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

          Name            Age                Position Held and Tenure
          ----            ---                ------------------------
     Glenn A. Little      51           President, Chief Executive Officer
                                       Chief Financial Officer and Director

The  director  named  above  will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003. Additionally, Mr. Little was appointed by the 142nd District Court, Midland County, State of Texas as Receiver to "take charge of the corporate affairs of Texas American Group, Inc." (a dormant publicly-held company) and to take all steps necessary to reorganize this entity.

Since 1988, Mr. Little has been successful in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. In each situation, the business purpose and plan of operation, after Mr. Little's acquisition of a controlling position, became identical to that of the Company's as of the date of this filing. Mr. Little is no longer a controlling shareholder, officer or director of any of the listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly-owned. Mr. Little received the following cash compensation for the sale of his controlling interest and/or received or retained the following equity positions at the date of the respective change in control of such entities, as follows:

                                 Transaction       Cash             Shares
        Entity                      Year         received      retained/obtained
        ------                      ----         --------      -----------------
Texas American Sulphur Company       1988        $ 50,000                --
Natura Energy, Inc.                  1990         100,000           200,000
Nisus Video, Inc.                    1992         150,000           150,000
Newman Communications, Inc.          1995        $ 50,000           100,000
Immune America, Inc.                 1996              --           300,000
JR Gold Mines, Inc.                  1996          50,000            75,000
Associated Medical Devices, Inc.     1997         200,000           100,000
Core Mineral Recoveries, Inc.        1997          75,000                --
Triton Asset Management, Inc.        1997         200,000           500,000
Sure Hair, Inc.                      1998         100,000                --
Pacific Development Corporation      1999         150,000           150,000
ElPlata Corporation                  2000          50,000           100,000
Eldorado Financial Group, Inc.       2001              --         2,000,000
Tomahawk Industries, Inc.            2004         100,000        40,000,000
Boulder Acquisitions, Inc.           2004              --           250,000
Basic Empire Corporation             2004              --           250,000

It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Little's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it's current plan of operations.

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

CONFLICTS OF INTEREST

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, management of the Company requires less than four (4) hours per month. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

                (Remainder of this page left blank intentionally)

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                   % of Class
  Name and address                Number of Shares            Beneficially Owned
  ----------------                ----------------            ------------------
Glenn A. Little                     213,019,552                     56.52%
211 West Wall
Midland, Texas 79701

All Directors and                   213,019,552                     56.52%
Executive Officers (1 person)

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. This address is maintained and controlled by Glenn A. Little, the Company's President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has not paid or accrued any fees in each of the prior two fiscal years to any accounting firm.

The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of S. W. Hatfield, CPA, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the years ended July 31, 2002 and 2001 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
                                         LAS VEGAS RESORTS CORPORATION


Dated: March 14, 2005                    By: /s/ Glenn A. Little
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                                        Chief Executive Officer,
                                            Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: March 14, 2005                    By: /s/ Glenn A. Little
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,

                          LAS VEGAS RESORTS CORPORATION

                                    CONTENTS

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

ANNUAL FINANCIAL STATEMENTS

   Balance Sheets
     as of July 31, 2002 and 2001                                           F-3

   Statements of Operations and Comprehensive Loss
     for the years ended July 31, 2002 and 2001                             F-4

   Statement of Changes in Shareholders' Equity
     for the years ended July 31, 2002 and 2001                             F-5

   Statements of Cash Flows
     for the years ended July 31, 2002 and 2001                             F-6

   Notes to Financial Statements                                            F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Las Vegas Resorts Corporation

We have audited the accompanying balance sheets of Las Vegas Resorts Corporation (a Nevada corporation) as of July 31, 2002 and 2001 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended July 31, 2002 and 2001, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Resorts Corporation as of July 31 2002 and 2001 and the results of its operations and its cash flows for the each of the two years ended July 31 2002 and 2001, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                              /s/ S. W. Hatfield, CPA
                                              ----------------------------
                                              S. W. HATFIELD, CPA
Dallas, Texas
March 3, 2005

                          LAS VEGAS RESORTS CORPORATION
                                 BALANCE SHEETS
                             July 31, 2002 and 2001

                                                                     July 31,           July 31,
                                                                       2002               2001
                                                                   -----------        -----------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                    $        94        $       671
                                                                   -----------        -----------

      TOTAL CURRENT ASSETS                                                  94                671
                                                                   -----------        -----------

TOTAL ASSETS                                                       $        94        $       671
                                                                   ===========        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                        $     3,935        $     3,050
   Loans from former officers/shareholders                              33,983             33,883
                                                                   -----------        -----------

      TOTAL CURRENT LIABILITIES                                         37,918             36,933
                                                                   -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                            --                 --
   Common stock - $0.001 par value
     495,000,000 shares authorized
     376,862,000 shares issued and outstanding, respectively           376,862            376,862
   Additional paid-in capital                                        1,046,495          1,046,495
   Accumulated deficit                                              (1,461,181)        (1,459,619)
                                                                   -----------        -----------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   (37,824)           (36,262)
                                                                   -----------        -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $        94        $       671
                                                                   ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended July 31, 2002 and 2001


                                             Year ended             Year ended
                                              July 31,               July 31,
                                                2002                   2001
                                            ------------           ------------

REVENUES                                    $         --           $         --
                                            ------------           ------------

EXPENSES
   General and administrative expenses             1,562                  4,311
                                            ------------           ------------

INCOME (LOSS) FROM OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                (1,562)                (4,311)

PROVISION FOR INCOME TAXES                            --                     --
                                            ------------           ------------

NET LOSS                                          (1,562)                (4,311)

OTHER COMPREHENSIVE INCOME                            --                     --
                                            ------------           ------------

COMPREHENSIVE LOSS                          $     (1,562)          $     (4,311)
                                            ============           ============

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                             nil                    nil
                                            ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted       376,862,000            376,862,000
                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       Years ended July 31, 2002 and 2001


                                        Common Stock         Additional
                                   ---------------------       paid-in      Accumulated
                                   Shares         Amount       capital        deficit        Total
                                   ------         ------       -------        -------        -----
BALANCES AT AUGUST 1, 2000      376,862,000      $376,862    $1,046,495    $(1,455,308)    $(31,951)

Net loss for the year                    --            --            --         (4,311)      (4,311)
                                -----------      --------    ----------    -----------     --------

BALANCES AT JULY 31, 2001       376,862,000       376,862     1,046,495     (1,459,619)     (36,262)

Net loss for the year                    --            --            --         (1,562)      (1,562)
                                -----------      --------    ----------    -----------     --------

BALANCES AT JULY 31, 2002       376,862,000      $376,862    $1,046,495    $(1,461,181)    $(37,824)
                                ===========      ========    ==========    ===========     ========

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                            STATEMENTS OF CASH FLOWS
                       Years ended July 31, 2002 and 2001

                                                                  Year ended        Year ended
                                                                   July 31,          July 31,
                                                                     2002              2001
                                                                   -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $(1,562)          $(4,311)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                     --                --
      Increase in Accounts payable - trade                             885             2,760
                                                                   -------           -------

NET CASH USED IN OPERATING ACTIVITIES                                 (677)           (1,551)
                                                                   -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --                --
                                                                   -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received on loans from former officer/shareholder              100                --
                                                                   -------           -------

INCREASE (DECREASE) IN CASH                                           (577)           (1,551)

Cash at beginning of period                                            671             2,222
                                                                   -------           -------

CASH AT END OF PERIOD                                              $    94           $   671
                                                                   =======           =======

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $    --           $    --
                                                                   =======           =======
   Income taxes paid for the year                                  $    --           $    --
                                                                   =======           =======

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Las Vegas Resorts Corporation (Company) was originally incorporated in August 1986 in accordance with the Laws of the State of Nevada as HDH Industries, Inc. The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

On September 14, 1987, the Company consummated a business combination transaction, pursuant to an Agreement and Plan of Reorganization (Agreement) with Las Vegas Resort Investments whereby Las Vegas Resort Investments became a wholly-owned subsidiary of the Company. Concurrent with this transaction, the Company changed its corporate name to Las Vegas Resorts Corporation.

The Company completed a public offering of its common stock pursuant to a Registration Statement on Form S-18 (Registration No. 33-10513-LA) during 1989.

Through 1992, the Company, through it's wholly-owned subsidiaries, acquired real property and certain other non-gaming assets related to several gaming and potential gaming sites in the Las Vegas valley area. The Company also leased the casino area and operated the non-gaming area of a small casino in Henderson, Nevada, known as the Silver Spur Gambling Hall and Saloon. During September 1992, the Silver Spur Gambling Hall and Saloon closed and all Company operations ceased. By July 31, 1993, the Company had dissolved all subsidiaries and business operations.

The Company has had no operations or significant assets since the year ended July 31, 1993.

On January 25, 2005, the Company experienced a change in control when the then controlling shareholder, Forrest J. Woodward, II sold 213,019,552 shares (or approximately 56.52%) of the then issued and outstanding shares to Glenn A. Little.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of July 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                          LAS VEGAS RESORTS CORPORATION

NOTE C - GOING CONCERN UNCERTAINTY

Through 1992, the Company, through it's wholly-owned subsidiaries, acquired real property and certain other non-gaming assets related to several gaming and potential gaming sites in the Las Vegas valley area. The Company also leased the casino area and operated the non-gaming area of a small casino in Henderson, Nevada, known as the Silver Spur Gambling Hall and Saloon. During September 1992, the Silver Spur Gambling Hall and Saloon closed and all Company operations ceased. By July 31, 1993, the Company had dissolved all subsidiaries and business operations.

The Company has had no operations or significant assets since the year ended July 31, 1993.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                          LAS VEGAS RESORTS CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of July 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At July 31, 2002 and 2001, and subsequent thereto, the Company had no outstanding common stock equivalents.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - LOANS FROM OFFICER/SHAREHOLDER

As of July 31, 2002 and 2001, various Corporate officers/shareholders have advanced the Company an aggregate $33,983 and $33,883 for working capital purposes. These advances are repayable upon demand and are non-interest bearing.

                          LAS VEGAS RESORTS CORPORATION

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended July 31, 2002 and 2001, are as follows:

                                             Year ended            Year ended
                                               ended                 ended
                                              July 31,              July 31,
                                                2002                  2001
                                              -------               -------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
                                              =======               =======

Concurrent with a January 2005 change in control, the Company has a limited operating loss carryforward for income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended July 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Year ended      Year ended
                                                        ended           ended
                                                       July 31,        July 31,
                                                        2002            2001
                                                       ------          ------

Statutory rate applied to income before income taxes   $ (530)         $(1,465)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --               --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      530            1,465
                                                       ------          -------

     Income tax expense                                $   --          $    --
                                                       ======          =======

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of July 31, 2002 and 2001, respectively, after taking the January 2005 change in control into consideration:

                                                       July 31         July 31,
                                                         2002            2001
                                                       -------         -------
     Deferred tax assets
       Net operating loss carryforwards                $    --         $    --
       Less valuation allowance                             --              --
                                                       -------         -------

       Net Deferred Tax Asset                          $    --         $
                                                       =======         =======