Form 10QSB
period 2002-10-31
LAS VEGAS RESORTS CORP
filed 2005-03-21
CIK 808011

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended October 31, 2002

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 14, 2005: 376,862,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                          LAS VEGAS RESORTS CORPORATION

               Form 10-QSB for the Quarter ended October 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           10

  Item 3 Controls and Procedures                                             12

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   13

  Item 6 Exhibits                                                            13

SIGNATURES                                                                   13

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS


                          LAS VEGAS RESORTS CORPORATION
                                 BALANCE SHEETS
                            October 31, 2002 and 2001

                                   (UNAUDITED)

                                                                  October 31,           October 31,
                                                                     2002                  2001
                                                                  -----------           -----------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                       $        70           $       388
                                                                  -----------           -----------

      TOTAL CURRENT ASSETS                                                 70                   388
                                                                  -----------           -----------

TOTAL ASSETS                                                      $        70           $       388
                                                                  ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                       $     4,155           $     3,270
   Advances from officers/shareholders                                 33,983                33,883
                                                                  -----------           -----------
      TOTAL CURRENT LIABILITIES                                        38,138                37,153
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
    5,000,000 shares authorized
    None issued and outstanding                                            --                    --
   Common stock - $0.001 par value
    495,000,000 shares authorized
    376,862,000 shares issued and outstanding, respectively           376,862               376,862
   Additional paid-in capital                                       1,046,495             1,046,495
   Accumulated deficit                                             (1,461,425)           (1,460,122)
                                                                  -----------           -----------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (38,068)              (36,765)
                                                                  -----------           -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $        70           $       388
                                                                  ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended October 31, 2002 and 2001


                                            Three months          Three months
                                               ended                 ended
                                             October 31,           October 31,
                                                2002                  2001
                                            -------------         -------------

REVENUES                                    $          --         $          --
                                            -------------         -------------

EXPENSES
   General and administrative expenses                244                   503
                                            -------------         -------------

      Total operating expenses                        244                   503
                                            -------------         -------------

LOSS FROM OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                 (244)                 (503)

PROVISION FOR INCOME TAXES                             --                    --
                                            -------------         -------------

NET LOSS                                             (244)                 (503)

OTHER COMPREHENSIVE INCOME                             --                    --
                                            -------------         -------------

COMPREHENSIVE LOSS                          $        (244)        $        (503)
                                            =============         =============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil                   nil
                                            =============         =============
Weighted-average number of shares
 outstanding - basic and fully diluted        376,862,000           376,862,000
                                            =============         =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Three months ended October 31, 2002 and 2001

                                                                 Three months        Three months
                                                                    ended               ended
                                                                  October 31,         October 31,
                                                                     2002                2001
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $    (244)          $    (503)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
       Depreciation and amortization                                      --                  --
       Increase (Decrease) in
       Accounts payable - trade                                          220                 220
                                                                   ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                    (24)               (283)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                  --
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                      --                  --
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                              (24)               (283)

Cash at beginning of period                                               94                 671
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $      70           $     388
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $      --           $      --
                                                                   =========           =========
   Income taxes paid for the year                                  $      --           $      --
                                                                   =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At October 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                          LAS VEGAS RESORTS CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of October 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At October 31, 2002 and 2001, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - LOANS FROM OFFICER/SHAREHOLDER

As of October 31, 2002 and 2001, various Corporate officers/shareholders have advanced the Company an aggregate $33,983 and $33,883 for working capital purposes. These advances are repayable upon demand and are non-interest bearing.

                          LAS VEGAS RESORTS CORPORATION

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended October 31, 2002 and 2001, are as follows:

                                            Three months          Three months
                                               ended                 ended
                                             October 31,           October 31,
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

The Company's income tax expense (benefit) for each of the years ended October 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                    Three months    Three months
                                                       ended           ended
                                                     October 31,     October 31,
                                                        2002            2001
                                                       ------          ------

Statutory rate applied to income before income taxes   $  (80)         $ (170)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward       80             170
                                                       ------          ------

     Income tax expense                                $   --          $   --
                                                       ======          ======

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of October 31, 2002 and 2001, respectively, after taking the January 2005 change in control into consideration:

                                                     October 31,     October 31,
                                                        2002            2001
                                                       -------         -------
     Deferred tax assets
       Net operating loss carryforwards               $    --         $    --
       Less valuation allowance                            --              --
                                                      -------         -------

       Net Deferred Tax Asset                         $    --         $    --
                                                      =======         =======

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) GENERAL

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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended October 31, 2002 and 2001, respectively.

General and administrative expenses for the three month periods ended October 31, 2002 and 2001 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended October 31, 2002 and 2001 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At October 31, 2002 and 2001, respectively, the Company had working capital of approximately $(38,000) and $(36,800), respectively.

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

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1   Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            LAS VEGAS RESORTS CORPORATION


Dated: March 14, 2005                       /s/ Glenn A. Little
       --------------                       ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director