Form 10QSB
period 2003-04-30
LAS VEGAS RESORTS CORP
filed 2005-03-21
CIK 808011

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended April 30, 2003

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

                          LAS VEGAS RESORTS CORPORATION

                Form 10-QSB for the Quarter ended April 30, 2003

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                          LAS VEGAS RESORTS CORPORATION
                                 BALANCE SHEETS
                             April 30, 2003 and 2002

                                   (UNAUDITED)

                                                                     April 30,          April 30,
                                                                       2003               2002
                                                                   -----------        -----------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                        $        22        $       336
                                                                   -----------        -----------

      TOTAL CURRENT ASSETS                                                  22                336
                                                                   -----------        -----------

TOTAL ASSETS                                                       $        22        $       336
                                                                   ===========        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                        $     4,595        $     3,710
   Advances from officers/shareholders                                  33,983             33,883
                                                                   -----------        -----------
      TOTAL CURRENT LIABILITIES                                         38,578             37,593
                                                                   -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                            --                 --
   Common stock - $0.001 par value
     495,000,000 shares authorized
     376,862,000 shares issued and outstanding, respectively           376,862            376,862
   Additional paid-in capital                                        1,046,495          1,046,495
   Accumulated deficit                                              (1,461,913)        (1,460,614)
                                                                   -----------        -----------

Total Shareholders' Equity (Deficit)                                   (38,556)           (37,257)
                                                                   -----------        -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $        22        $       336
                                                                   ===========        ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended April 30, 2003 and 2002

                                            Nine months       Nine months       Three months      Three months
                                               ended             ended             ended             ended
                                              April 30,         April 30,         April 30,         April 30,
                                                2003              2002              2003              2002
                                            ------------      ------------      ------------      ------------
REVENUES                                    $         --      $         --      $         --      $         --
                                            ------------      ------------      ------------      ------------

EXPENSES
  General and administrative expenses                732               995               244               251
                                            ------------      ------------      ------------      ------------

     Total operating expenses                        732               995               244               251
                                            ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                         (732)             (995)             (244)             (251)

PROVISION FOR INCOME TAXES                            --                --                --                --
                                            ------------      ------------      ------------      ------------

NET LOSS                                            (732)             (995)             (244)             (251)

OTHER COMPREHENSIVE INCOME                            --                --                --                --
                                            ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                          $       (732)     $       (995)     $       (244)     $       (251)
                                            ============      ============      ============      ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                             nil               nil               nil               nil
                                            ============      ============      ============      ============
Weighted-average number of shares
 outstanding - basic and fully diluted       376,862,000       376,862,000       376,862,000       376,862,000
                                            ============      ============      ============      ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Nine months ended April 30, 2003 and 2002

                                                             Nine months        Nine months
                                                               ended              ended
                                                              April 30,          April 30,
                                                                2003               2002
                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                           $   (732)          $   (995)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                 --                 --
      Increase (Decrease) in
      Accounts payable - trade                                     660                660
                                                              --------           --------

NET CASH USED IN OPERATING ACTIVITIES                              (72)              (335)
                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                --                 --
                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES                                --                 --
                                                              --------           --------

INCREASE (DECREASE) IN CASH                                        (72)              (335)

Cash at beginning of period                                         94                671
                                                              --------           --------

CASH AT END OF PERIOD                                         $     22           $    336
                                                              ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                 $     --           $     --
                                                              ========           ========
   Income taxes paid for the year                             $     --           $     --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                          LAS VEGAS RESORTS CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of April 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At April 30, 2003 and 2002, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - LOANS FROM OFFICER/SHAREHOLDER

As of April 30, 2003 and 2002, various Corporate officers/shareholders have advanced the Company an aggregate $33,983 and $33,883 for working capital purposes. These advances are repayable upon demand and are non-interest bearing.

                          LAS VEGAS RESORTS CORPORATION

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended April 30, 2003 and 2002, are as follows:

                                             Nine months           Nine months
                                               ended                 ended
                                              April 30,             April 30,
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

The Company's income tax expense (benefit) for each of the nine month periods ended April 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Nine months    Nine months
                                                        ended          ended
                                                       April 30,      April 30,
                                                         2003           2002
                                                       -------        -------

Statutory rate applied to income before income taxes   $ (250)         $ (340)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      250             340
                                                       ------          ------

     Income tax expense                                $   --          $   --
                                                       ======          ======

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of April 30, 2003 and 2002, respectively, after taking the January 2005 change in control into consideration:

                                                      April 30,       April 30,
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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine month periods ended April 30, 2003 and 2002, respectively.

General and administrative expenses for the nine and three month periods ended April 30, 2003 and 2002 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended April 30, 2003 and 2002 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At April 30, 2003 and 2002, respectively, the Company had working capital of approximately $(38,600) and $(37,300), respectively.

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