Form 10KSB
period 2003-07-31
LAS VEGAS RESORTS CORP
filed 2005-03-21
CIK 808011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended July 31, 2003

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

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended July 31, 2003 were $-0-.

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

Mr. Little was concurrently elected Chief Executive Officer, President, Chief Operating Officer, Chairman of the Board of Directors, and Secretary and
Treasurer of the Company. With Mr. Little's assumption of control of the Company, he began to undertake the necessary steps to correct the previous administration's lapses in filing the required periodic reports under the Securities Exchange Act of 1934 ('34 Act).

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company's equity securities has no current trading symbol and, accordingly, the Company's equity securities do not have posted quotations.

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

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker- dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

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

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is sin such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

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

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

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

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time the inability of such persons to devote their full time attention to the Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

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

REGULATION OF PENNY STOCKS

The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth tbasi on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security bon or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high- pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax- reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

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

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR TRADING

The Company's equity securities has no current trading symbol and, accordingly, the Company's equity securities do not have posted quotations.

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

RESULTS OF OPERATIONS

The Company had no revenue for the years ended July 31, 2003 and 2002, respectively.

General and administrative expenses for the years ended July 31, 2003 and 2002 were approximately $979 and $1,562, respectively. Earnings per share for the respective years ended July 31, 2003 and 2002 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At July 31, 2003 and 2002, respectively, the Company had working capital of approximately $(38,800) and $(37,800).

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

During the Company's two most recent fiscal years (ended July 31, 2003 and 2002) and from July 31, 2003 to the date of this Report, there were no disagreements with Hoffski & Pisano on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's two most recent fiscal years (ended July 31, 2003 and 2002) and from July 31, 2003 to the date of this Report

ENGAGEMENT OF S. W. HATFIELD, CPA

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become apart arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended July 31, 2003 and 2002 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

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

                                       LAS VEGAS RESORTS CORPORATION


Dated: March 14, 2005                  By: /s/ Glenn A. Little
       -------------                      --------------------------------------
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


Dated: March 14, 2005                  By: /s/ Glenn A. Little
       -------------                      --------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,

                          Las Vegas Resorts Corporation

                                    Contents
                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-2

Annual Financial Statements

   Balance Sheets
     as of July 31, 2003 and 2002                                           F-3

   Statements of Operations and Comprehensive Loss
     for the years ended July 31, 2003 and 2002                             F-4

   Statement of Changes in Shareholders' Equity
     for the years ended July 31, 2003 and 2002                             F-5

   Statements of Cash Flows
     for the years ended July 31, 2003 and 2002                             F-6

   Notes to Financial Statements                                            F-7

                        Letterhead of S. W. Hatfield, CPA

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Las Vegas Resorts Corporation

We have audited the accompanying balance sheets of Las Vegas Resorts Corporation (a Nevada corporation) as of July 31, 2003 and 2002 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended July 31, 2003 and 2002, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Resorts Corporation as of July 31 2003 and 2002 and the results of its operations and its cash flows for the each of the two years ended July 31 2003 and 2002, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                              /s/ S. W. Hatfield, CPA
                                              -----------------------------
                                              S. W. HATFIELD, CPA
Dallas, Texas
March 3, 2005

                          LAS VEGAS RESORTS CORPORATION
                                 BALANCE SHEETS
                             July 31, 2003 and 2002

                                                                     July 31,           July 31,
                                                                      2003               2002
                                                                   -----------        -----------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                    $        --        $        94
                                                                   -----------        -----------

      TOTAL CURRENT ASSETS                                                  --                 94
                                                                   -----------        -----------

TOTAL ASSETS                                                       $        --        $        94
                                                                   ===========        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                        $     4,820        $     3,935
   Loans from former officers/shareholders                              33,983             33,983
                                                                   -----------        -----------

      TOTAL CURRENT LIABILITIES                                         38,803             37,918
                                                                   -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                            --                 --
   Common stock - $0.001 par value
     495,000,000 shares authorized
     376,862,000 shares issued and outstanding, respectively           376,862            376,862
   Additional paid-in capital                                        1,046,495          1,046,495
   Accumulated deficit                                              (1,462,160)        (1,461,181)
                                                                   -----------        -----------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   (38,803)           (37,824)
                                                                   -----------        -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $        --        $        94
                                                                   ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended July 31, 2003 and 2002


                                              Year ended            Year ended
                                               July 31,              July 31,
                                                 2003                  2002
                                             ------------          ------------

REVENUES                                     $         --          $         --
                                             ------------          ------------
EXPENSES
   General and administrative expenses                979                 1,562
                                             ------------          ------------
INCOME (LOSS) FROM OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                   (979)               (1,562)

PROVISION FOR INCOME TAXES                             --                    --
                                             ------------          ------------

NET LOSS                                             (979)               (1,562)

OTHER COMPREHENSIVE INCOME                             --                    --
                                             ------------          ------------

COMPREHENSIVE LOSS                           $       (979)         $     (1,562)
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

                          LAS VEGAS RESORTS CORPORATION
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       Years ended July 31, 2003 and 2002

                                        Common Stock        Additional
                                   --------------------       paid-in     Accumulated
                                   Shares        Amount       capital       deficit         Total
                                   ------        ------       -------       -------         -----
BALANCES AT AUGUST 1, 2001      376,862,000     $376,862    $1,046,495    $(1,459,619)    $(36,262)

Net loss for the year                    --           --            --         (1,562)      (1,562)
                                -----------     --------    ----------    -----------     --------

BALANCES AT JULY 31, 2002       376,862,000      376,862     1,046,495     (1,461,181)     (37,824)

Net loss for the year                    --           --            --           (979)        (979)
                                -----------     --------    ----------    -----------     --------

BALANCES AT JULY 31, 2003       376,862,000     $376,862    $1,046,495    $(1,462,160)    $(38,803)
                                ===========     ========    ==========    ===========     ========

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                            STATEMENTS OF CASH FLOWS
                       Years ended July 31, 2003 and 2002

                                                                  Year ended        Year ended
                                                                   July 31,          July 31,
                                                                     2003              2002
                                                                   -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $  (979)          $(1,562)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                     --                --
      Increase in Accounts payable - trade                             885               885
                                                                   -------           -------

NET CASH USED IN OPERATING ACTIVITIES                                  (94)             (677)
                                                                   -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --                --
                                                                   -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received on loans from former officer/shareholder               --               100
                                                                   -------           -------

INCREASE (DECREASE) IN CASH                                            (94)             (577)

Cash at beginning of period                                             94               671
                                                                   -------           -------
CASH AT END OF PERIOD                                              $    --           $    94
                                                                   =======           =======

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
     Interest paid for the year                                    $    --           $    --
                                                                   =======           =======
     Income taxes paid for the year                                $    --           $    --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                          LAS VEGAS RESORTS CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of July 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At July 31, 2003 and 2002, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - LOANS FROM OFFICER/SHAREHOLDER

As of July 31, 2003 and 2002, various Corporate officers/shareholders have advanced the Company an aggregate $33,983 for working capital purposes. These advances are repayable upon demand and are non-interest bearing.

                          LAS VEGAS RESORTS CORPORATION

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended July 31, 2003 and 2002, are as follows:

                                             Year ended            Year ended
                                               ended                 ended
                                              July 31,              July 31,
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

The Company's income tax expense (benefit) for each of the years ended July 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Year ended      Year ended
                                                        ended           ended
                                                       July 31,        July 31,
                                                        2003            2002
                                                       ------          ------

Statutory rate applied to income before income taxes   $ (330)         $ (530)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      330              530
                                                       ------          -------

     Income tax expense                                $   --          $    --
                                                       ======          =======

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of July 31, 2003 and 2002, respectively, after taking the January 2005 change in control into consideration:

                                                       July 31         July 31,
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