Form 10KSB
period 2004-07-31
LAS VEGAS RESORTS CORP
filed 2005-03-22
CIK 808011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended July 31, 2004

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

REGULATION OF PENNY STOCKS

The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

RESULTS OF OPERATIONS

The Company had no revenue for the years ended July 31, 2004 and 2003, respectively.

General and administrative expenses for the years ended July 31, 2004 and 2003 were approximately $885 and $979, respectively. Earnings per share for the respective years ended July 31, 2004 and 2003 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At July 31, 2004 and 2003, respectively, the Company had working capital of approximately $(38,800).

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

During the Company's two most recent fiscal years (ended July 31, 2004 and 2003) and from July 31, 2004 to the date of this Report, there were no disagreements with Hoffski & Pisano on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's two most recent fiscal years (ended July 31, 2004 and 2003) and from July 31, 2004 to the date of this Report

ENGAGEMENT OF S. W. HATFIELD, CPA

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

The Board reviewed the audited financial statements of the Company as of and for the years ended July 31, 2004 and 2003 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

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

                                        LAS VEGAS RESORTS CORPORATION


Dated: March 14, 2005                   By: /s/ Glenn A. Little
       --------------                      -------------------------------------
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


Dated: March 14, 2005                   By: /s/ Glenn A. Little
       --------------                      -------------------------------------
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

                          Las Vegas Resorts Corporation

                                    Contents

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                    F-2

Annual Financial Statements

   Balance Sheets
     as of July 31, 2004 and 2003                                          F-3

   Statements of Operations and Comprehensive Loss
     for the years ended July 31, 2004 and 2003                            F-4

   Statement of Changes in Shareholders' Equity
     for the years ended July 31, 2004 and 2003                            F-5

   Statements of Cash Flows
     for the years ended July 31, 2004 and 2003                            F-6

   Notes to Financial Statements                                           F-7

                        Letterhead of S. W. Hatfield, CPA

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Las Vegas Resorts Corporation

We have audited the accompanying balance sheets of Las Vegas Resorts Corporation (a Nevada corporation) as of July 31, 2004 and 2003 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended July 31, 2004 and 2003, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Resorts Corporation as of July 31, 2004 and 2003 and the results of its operations and its cash flows for the each of the two years ended July 31, 2004 and 2003, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                                /s/ S. W. Hatfield, CPA
                                                -----------------------------
                                                S. W. HATFIELD, CPA
Dallas, Texas
March 3, 2005

                          LAS VEGAS RESORTS CORPORATION
                                 BALANCE SHEETS
                             July 31, 2004 and 2003


                                                                    July 31,              July 31,
                                                                     2004                  2003
                                                                  -----------           -----------
                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                   $        --           $        --
                                                                  -----------           -----------

      TOTAL CURRENT ASSETS                                                 --                    --
                                                                  -----------           -----------

TOTAL ASSETS                                                      $        --           $        --
                                                                  ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                       $     5,705           $     4,820
   Loans from former officers/shareholders                             33,983                33,983
                                                                  -----------           -----------

      TOTAL CURRENT LIABILITIES                                        39,688                38,803
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
    5,000,000 shares authorized
    None issued and outstanding                                            --                    --
   Common stock - $0.001 par value
    495,000,000 shares authorized
    376,862,000 shares issued and outstanding, respectively           376,862               376,862
   Additional paid-in capital                                       1,046,495             1,046,495
   Accumulated deficit                                             (1,463,045)           (1,462,160)
                                                                  -----------           -----------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (39,688)              (38,803)
                                                                  -----------           -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $        --           $        --
                                                                  ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended July 31, 2004 and 2003


                                             Year ended             Year ended
                                              July 31,               July 31,
                                                2004                   2003
                                            ------------           ------------

REVENUES                                    $         --           $         --
                                            ------------           ------------
EXPENSES
   General and administrative expenses               885                    979
                                            ------------           ------------
INCOME (LOSS) FROM OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                  (885)                  (979)

PROVISION FOR INCOME TAXES                            --                     --
                                            ------------           ------------

NET LOSS                                            (885)                  (979)

OTHER COMPREHENSIVE INCOME                            --                     --
                                            ------------           ------------

COMPREHENSIVE LOSS                          $       (885)          $       (979)
                                            ============           ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                             nil                    nil
                                            ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted       376,862,000            376,862,000
                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       Years ended July 31, 2004 and 2003

                                        Common Stock        Additional
                                  --------------------        paid-in      Accumulated
                                  Shares        Amount        capital        deficit         Total
                                  ------        ------        -------        -------         -----
BALANCES AT AUGUST 1, 2002     376,862,000     $376,862     $1,046,495    $(1,461,181)     $(37,824)

Net loss for the year                   --           --             --           (979)         (979)
                               -----------     --------     ----------    -----------      --------

BALANCES AT JULY 31, 2003      376,862,000      376,862      1,046,495     (1,461,181)      (38,803)

Net loss for the year                   --           --             --           (885)         (885)
                               -----------     --------     ----------    -----------      --------

BALANCES AT JULY 31, 2004      376,862,000     $376,862     $1,046,495    $(1,463,045)     $(39,688)
                               ===========     ========     ==========    ===========      ========

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                            STATEMENTS OF CASH FLOWS
                       Years ended July 31, 2004 and 2003

                                                              Year ended        Year ended
                                                               July 31,          July 31,
                                                                 2004              2003
                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                            $   (885)         $   (979)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                  --                --
      Increase in Accounts payable - trade                          885               885
                                                               --------          --------

   NET CASH USED IN OPERATING ACTIVITIES                             --               (94)
                                                               --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                --
                                                               --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES                                 --                --
                                                               --------          --------

INCREASE (DECREASE) IN CASH                                          --               (94)

Cash at beginning of period                                          --                94
                                                               --------          --------

CASH AT END OF PERIOD                                          $     --          $     --
                                                               ========          ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                  $     --          $     --
                                                               ========          ========
   Income taxes paid for the year                              $     --          $     --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                          LAS VEGAS RESORTS CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of July 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At July 31, 2004 and 2003, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - LOANS FROM OFFICER/SHAREHOLDER

As of July 31, 2004 and 2003, various Corporate officers/shareholders have advanced the Company an aggregate $33,983 for working capital purposes. These advances are repayable upon demand and are non-interest bearing.

                          LAS VEGAS RESORTS CORPORATION

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended July 31, 2004 and 2003, are as follows:

                                             Year ended            Year ended
                                               ended                 ended
                                              July 31,              July 31,
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

The Company's income tax expense (benefit) for each of the years ended July 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Year ended      Year ended
                                                        ended           ended
                                                       July 31,        July 31,
                                                        2004            2003
                                                       ------          ------

Statutory rate applied to income before income taxes   $ (300)         $ (330)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      300              330
                                                       ------          -------

     Income tax expense                                $   --          $    --
                                                       ======          =======

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of July 31, 2004 and 2003, respectively, after taking the January 2005 change in control into consideration:

                                                       July 31         July 31,
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