Form 10QSB
period 2004-10-31
LAS VEGAS RESORTS CORP
filed 2005-03-22
CIK 808011

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended October 31, 2004

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

                          LAS VEGAS RESORTS CORPORATION

               Form 10-QSB for the Quarter ended October 31, 2004

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                          LAS VEGAS RESORTS CORPORATION
                                 BALANCE SHEETS
                            October 31, 2004 and 2003

                                   (UNAUDITED)

                                                                    October 31,           October 31,
                                                                       2004                  2003
                                                                    -----------           -----------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                         $        --           $        --
                                                                    -----------           -----------

      TOTAL CURRENT ASSETS                                                   --                    --
                                                                    -----------           -----------

TOTAL ASSETS                                                        $        --           $        --
                                                                    ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                         $     5,925           $     5,040
   Advances from officers/shareholders                                   33,983                33,983
                                                                    -----------           -----------
      TOTAL CURRENT LIABILITIES                                          39,908                39,023
                                                                    -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
    5,000,000 shares authorized
    None issued and outstanding                                              --                    --
   Common stock - $0.001 par value
    495,000,000 shares authorized
    376,862,000 shares issued and outstanding, respectively             376,862               376,862
   Additional paid-in capital                                         1,046,495             1,046,495
   Accumulated deficit                                               (1,463,265)           (1,462,380)
                                                                    -----------           -----------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                    (39,908)              (39,023)
                                                                    -----------           -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $        --           $        --
                                                                    ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended October 31, 2004 and 2003


                                            Three months           Three months
                                               ended                  ended
                                             October 31,            October 31,
                                                2004                   2003
                                            ------------           ------------

REVENUES                                    $         --           $         --
                                            ------------           ------------
EXPENSES
   General and administrative expenses               220                    220
                                            ------------           ------------

      Total operating expenses                       220                    220
                                            ------------           ------------
LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                         (220)                  (220)

PROVISION FOR INCOME TAXES                            --                     --
                                            ------------           ------------

NET LOSS                                            (220)                  (220)

OTHER COMPREHENSIVE INCOME                            --                     --
                                            ------------           ------------

COMPREHENSIVE LOSS                          $       (220)          $       (220)
                                            ============           ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                             nil                    nil
                                            ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted       376,862,000            376,862,000
                                            ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Three months ended October 31, 2004 and 2003

                                                            Three months      Three months
                                                               ended             ended
                                                             October 31,       October 31,
                                                                2004              2003
                                                              --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                           $   (220)         $   (220)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                 --                --
      Increase (Decrease) in
      Accounts payable - trade                                     220               220
                                                              --------          --------

NET CASH USED IN OPERATING ACTIVITIES                               --                --
                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES                                --                --
                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES                                --                --
                                                              --------          --------

INCREASE (DECREASE) IN CASH                                         --                --

Cash at beginning of period                                         --                --
                                                              --------          --------

CASH AT END OF PERIOD                                         $     --          $     --
                                                              ========          ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                 $     --          $     --
                                                              ========          ========
   Income taxes paid for the year                             $     --          $     --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At October 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                          LAS VEGAS RESORTS CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of October 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At October 31, 2004 and 2003, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - LOANS FROM OFFICER/SHAREHOLDER

As of October 31, 2004 and 2003, various Corporate officers/shareholders have advanced the Company an aggregate $33,983 and $33,883 for working capital purposes. These advances are repayable upon demand and are non-interest bearing.

                          LAS VEGAS RESORTS CORPORATION

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended October 31, 2004 and 2003, are as follows:

                                            Three months          Three months
                                               ended                 ended
                                             October 31,           October 31,
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

The Company's income tax expense (benefit) for each of the three month periods ended October 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                    Three months    Three months
                                                       ended           ended
                                                     October 31,     October 31,
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
                                                       ======          ======

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of October 31, 2004 and 2003, respectively, after taking the January 2005 change in control into consideration:

                                                     October 31,     October 31,
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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended October 31, 2004 and 2003, respectively.

General and administrative expenses for the three month periods ended October 31, 2004 and 2003 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended October 31, 2004 and 2003 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At October 31, 2004 and 2003, respectively, the Company had working capital of approximately $(39.900) and $(39,000), respectively.

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