Form 10QSB
period 2005-01-31
LAS VEGAS RESORTS CORP
filed 2005-03-22
CIK 808011

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended January 31, 2005

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

                          LAS VEGAS RESORTS CORPORATION

               Form 10-QSB for the Quarter ended January 31, 2005

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                          LAS VEGAS RESORTS CORPORATION
                                 BALANCE SHEETS
                            January 31, 2005 and 2004

                                   (UNAUDITED)

                                                                  January 31,           January 31,
                                                                     2005                  2004
                                                                  -----------           -----------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                       $        --           $        --
                                                                  -----------           -----------

      TOTAL CURRENT ASSETS                                                 --                    --
                                                                  -----------           -----------

TOTAL ASSETS                                                      $        --           $        --
                                                                  ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                       $     6,145           $     5,260
   Advances from officers/shareholders                                 33,983                33,983
                                                                  -----------           -----------
      TOTAL CURRENT LIABILITIES                                        40,128                39,243
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
    5,000,000 shares authorized
    None issued and outstanding                                            --                    --
   Common stock - $0.001 par value
    495,000,000 shares authorized
    376,862,000 shares issued and outstanding, respectively           376,862               376,862
   Additional paid-in capital                                       1,046,495             1,046,495
   Accumulated deficit                                             (1,463,485)           (1,466,600)
                                                                  -----------           -----------

Total Shareholders' Equity (Deficit)                                  (40,128)              (39,243)
                                                                  -----------           -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $        --           $        --
                                                                  ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Six and Three months ended January 31, 2005 and 2004

                                           Six months        Six months       Three months      Three months
                                             ended             ended             ended             ended
                                           January 31,       January 31,       January 31,       January 31,
                                              2005              2004              2005              2004
                                          ------------      ------------      ------------      ------------
REVENUES                                  $         --      $         --      $         --      $         --
                                          ------------      ------------      ------------      ------------
EXPENSES
   General and administrative expenses             440               440               220               220
                                          ------------      ------------      ------------      ------------

      Total operating expenses                     440               440               220               220
                                          ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                       (440)             (440)             (244)             (220)

PROVISION FOR INCOME TAXES                          --                --                --                --
                                          ------------      ------------      ------------      ------------

NET LOSS                                          (440)             (440)             (220)             (220)

OTHER COMPREHENSIVE INCOME                          --                --                --                --
                                          ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                        $       (440)     $       (440)     $       (220)     $       (220)
                                          ============      ============      ============      ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                           nil               nil               nil               nil
                                          ============      ============      ============      ============
Weighted-average number of shares
 outstanding - basic and fully diluted     376,862,000       376,862,000       376,862,000       376,862,000
                                          ============      ============      ============      ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Six months ended January 31, 2005 and 2004

                                                                  Six months        Six months
                                                                    ended             ended
                                                                  January 31,       January 31,
                                                                     2005              2004
                                                                   --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $   (440)         $   (440)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                      --                --
      Increase (Decrease) in
      Accounts payable - trade                                          440               440
                                                                   --------          --------

NET CASH USED IN OPERATING ACTIVITIES                                    --                --
                                                                   --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                --
                                                                   --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                --
                                                                   --------          --------

INCREASE (DECREASE) IN CASH                                              --                --

Cash at beginning of period                                              --                --
                                                                   --------          --------

CASH AT END OF PERIOD                                              $     --          $     --
                                                                   ========          ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --          $     --
                                                                   ========          ========
   Income taxes paid for the year                                  $     --          $     --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At January 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                          LAS VEGAS RESORTS CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of January 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At January 31, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - LOANS FROM OFFICER/SHAREHOLDER

As of January 31, 2005 and 2004, various Corporate officers/shareholders have advanced the Company an aggregate $33,983 and $33,883 for working capital purposes. These advances are repayable upon demand and are non-interest bearing.

                          LAS VEGAS RESORTS CORPORATION

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended January 31, 2005 and 2004, are as follows:

                                             Six months            Six months
                                               ended                 ended
                                             January 31,           January 31,
                                                2005                  2004
                                              -------               -------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
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

The Company's income tax expense (benefit) for each of the six month periods ended January 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Six months     Six months
                                                        ended          ended
                                                      January 31,    January 31,
                                                         2005           2004
                                                       -------        -------

Statutory rate applied to income before income taxes   $ (150)         $ (150)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      150             150
                                                       ------          ------

     Income tax expense                                $   --          $   --
                                                       ======          ======

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of January 31, 2005 and 2004, respectively, after taking the January 2005 change in control into consideration:

                                                     January 31,     January 31,
                                                        2005            2004
                                                      -------         -------
     Deferred tax assets
       Net operating loss carryforwards               $    --         $    --
       Less valuation allowance                            --              --
                                                      -------         -------

       Net Deferred Tax Asset                         $    --         $    --
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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the six month periods ended January 31, 2005 and 2004, respectively.

General and administrative expenses for the six and three month periods ended January 31, 2005 and 2004 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended January 31, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At January 31, 2005 and 2004, respectively, the Company had working capital of approximately $(40,100) and $(39,200), respectively.

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