Form 10QSB
period 2005-04-30
LAS VEGAS RESORTS CORP
filed 2005-06-08
CIK 808011

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended April 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2005: 376,862,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                          LAS VEGAS RESORTS CORPORATION

                Form 10-QSB for the Quarter ended April 30, 2005

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                          LAS VEGAS RESORTS CORPORATION
                                 BALANCE SHEETS
                             April 30, 2005 and 2004

                                   (UNAUDITED)

                                                                          April 30,             April 30,
                                                                            2005                  2004
                                                                         -----------           -----------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                               $    14,274           $        --
                                                                         -----------           -----------

      TOTAL CURRENT ASSETS                                                    14,274                    --
                                                                         -----------           -----------

TOTAL ASSETS                                                             $    14,274           $        22
                                                                         ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                               $     2,565           $     5,480
  Accrued interest payable                                                       625                    --
  Advances from officers/shareholders                                         33,983                33,983
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                               37,173                38,578
                                                                         -----------           -----------

LONG-TERM LIABILITIES
  Note payable to officer/shareholder                                         25,000                    --
                                                                         -----------           -----------

TOTAL LIABILITIES                                                             62,173                38,578
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value. 5,000,000
   shares authorized. None issued and outstanding                                 --                    --
  Common stock - $0.001 par value. 495,000,000
   shares authorized. 376,862,000 shares issued and
   outstanding, respectively                                                 376,862               376,862
  Additional paid-in capital                                               1,046,495             1,046,495
  Accumulated deficit                                                     (1,471,256)           (1,462,820)
                                                                         -----------           -----------

      Total Shareholders' Equity (Deficit)                                   (47,899)              (38,556)
                                                                         -----------           -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    14,274           $        --
                                                                         ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended April 30, 2005 and 2004

                                   (UNAUDITED)

                                                  Nine months      Nine months     Three months     Three months
                                                    ended            ended            ended            ended
                                                   April 30,        April 30,        April 30,        April 30,
                                                     2005             2004             2005             2004
                                                 ------------     ------------     ------------     ------------
REVENUES                                         $         --     $         --     $         --     $         --
                                                 ------------     ------------     ------------     ------------

EXPENSES
  General and administrative expenses                   7,610              660            7,170              220
                                                 ------------     ------------     ------------     ------------

      Total operating expenses                          7,610              660            7,170              220
                                                 ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                          (7,610)            (660)          (7,170)            (220)

OTHER INCOME (EXPENSE)
  Interest income                                          25               --               25               --
  Interest expense to shareholder/officer                (625)              --             (625)              --
                                                 ------------     ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (8,211)            (660)          (7,770)            (220)

PROVISION FOR INCOME TAXES                                 --               --               --               --
                                                 ------------     ------------     ------------     ------------

NET LOSS                                               (8,211)            (660)          (7,770)            (220)

OTHER COMPREHENSIVE INCOME                                 --               --               --               --
                                                 ------------     ------------     ------------     ------------

COMPREHENSIVE LOSS                               $     (8,211)    $       (660)    $     (7,770)    $       (220)
                                                 ============     ============     ============     ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                  nil              nil              nil              nil
                                                 ============     ============     ============     ============
Weighted-average number of shares
 outstanding - basic and fully diluted            376,862,000      376,862,000      376,862,000      376,862,000
                                                 ============     ============     ============     ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Nine months ended April 30, 2005 and 2004

                                   (UNAUDITED)

                                                                  Nine months        Nine months
                                                                    ended              ended
                                                                   April 30,          April 30,
                                                                     2005               2004
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                 $ (8,211)          $   (660)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Depreciation and amortization                                       --                 --
     Increase (Decrease) in
       Accounts payable - trade                                      (3,140)               660
       Accrued interest payable                                         625                 --
                                                                   --------           --------

NET CASH USED IN OPERATING ACTIVITIES                               (10,726)                --
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal received on loan from shareholder                        25,000                 --
                                                                   --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            25,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          14,274                 --

Cash at beginning of period                                              --                 --
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 14,274           $     --
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
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


                (Remainder of this page left blank intentionally)

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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.


                (Remainder of this page left blank intentionally)

                          LAS VEGAS RESORTS CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of April 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At April 30, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - NOTE PAYABLE TO OFFICER/SHAREHOLDER

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of April 30, 2005,. Mr. Little has advanced $25,000 under this agreement.

NOTE G - ADVANCES FROM OFFICERS/SHAREHOLDERS

As of April 30, 2005 and 2004, various former Corporate officers/shareholders have advanced the Company an aggregate $33,983, respectively, for working capital purposes. These advances are repayable upon demand and are non-interest bearing.

                          LAS VEGAS RESORTS CORPORATION

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended April 30, 2005 and 2004, are as follows:

                                             Nine months          Nine months
                                               ended                 ended
                                              April 30,             April 30,
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
                                              =======               =======

Concurrent with a January 2005 change in control, the Company has a limited operating loss carryforward for income tax purposes of approximately $8,000. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended April 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Nine months    Nine months
                                                        ended          ended
                                                       April 30,      April 30,
                                                         2005           2004
                                                       -------        -------

Statutory rate applied to income before income taxes   $(2,800)       $  (220)
Increase (decrease) in income taxes resulting from:
 State income taxes                                         --             --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward     2,800            220
                                                       -------        -------

     Income tax expense                                $    --        $    --
                                                       =======        =======

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of April 30, 2005 and 2004, respectively, after taking the January 2005 change in control into consideration:

                                                       April 30,      April 30,
                                                         2005           2004
                                                       -------        -------

   Deferred tax assets
     Net operating loss carryforwards                  $ 2,700        $    --
     Less valuation allowance                           (2,700)            --
                                                       -------        -------

     Net Deferred Tax Asset                            $    --        $
                                                       =======        =======

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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine month periods ended April 30, 2005 and 2004, respectively.

General and administrative expenses for the nine and three month periods ended April 30, 2005 and 2004 were approximately $8,200, $660, $7,170 and $220, respectively. Prior to March 22, 2005, the Company was delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. During the quarter ended April 30, 2005, the Company experienced approximately $6,000 in professional fees related to bringing current all delinquent filings under the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will remain constant or increase slightly as the Company fully complies with it's periodic reporting requirements. Earnings per share for the respective nine month periods ended April 30, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations. At April 30, 2005 and 2004, respectively, the Company had working capital of approximately $(22,899) and $(39,500), respectively.

On January 25, 2005, the Company experienced a change in control when the then controlling shareholder, Forrest J. Woodward, II sold 213,019,552 shares (or approximately 56.52%) of the then issued and outstanding shares to Glenn A. Little.

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of April 30, 2005, Mr. Little had funded $25,000 under this agreement.

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
                                            LAS VEGAS RESORTS CORPORATION


Dated: May 8, 2005                          /s/ Glenn A. Little
       -----------                          ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director