Form 10KSB
period 2005-07-31
LAS VEGAS RESORTS CORP
filed 2005-09-06
CIK 808011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended July 31, 2005

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

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended July 31, 2005 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of August 31, 2005 was approximately $1,310,739.58.

As of August 31, 2005, there were 376,862,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                          LAS VEGAS RESORTS CORPORATION

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Description of Business                                            3
Item 2   Description of Property                                           13
Item 3   Legal Proceedings                                                 13
Item 4   Submission of Matters to a Vote of Security Holders               13

PART II

Item 5   Market for Company's Common Stock and Related Stockholders
          Matters                                                          13
Item 6   Management's Discussion and Analysis or Plan of Operation         14
Item 7   Financial Statements                                              16
Item 8   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                        16
Item 8A  Controls and Procedures                                           17

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                17
Item 10  Executive Compensation                                            19
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  19
Item 12  Certain Relationships and Related Transactions                    20
Item 13  Exhibits and Reports on 8-K                                       20
Item 14  Principal Accountant Fees and Services                            20

SIGNATURES                                                                 21

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

The Company's equity securities are traded under the symbol "LVRC" on the NASDAQ Electronic Bulletin Board. As such, the Company may be referred to as a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

On August 26, 2005, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, notifying it's shareholders that holders of approximately 56.52% of the Company's outstanding shares of common stock signed a written consent approving the amendment of the Company's Certificate of Incorporation to effect the one-for-fifteen hundred reverse stock split, on or about September 12, 2005. As a result of the reverse split, the total number of issued and outstanding shares of our common stock will be reversed from 376,862,000 shares to 251,241 shares. The effect of this action will be reflected in the Company's financial statements as of the first day of the first period presented immediately following September 12, 2005.

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

NO PUBLIC MARKET EXISTS

While the Company's equity securities are listed for trading on the NASDAQ Electronic Bulletin Board under the trading symbol "LVRC", there is no significant or consistent public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchasers finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

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

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR TRADING

The Company's common stock is traded under the symbol "LVRC" on the NASDAQ Electronic Bulletin Board. As of August 31, 2005, the Company has approximately 1,400 shareholders of record and the CUSIP number is 517831103.

During 2005, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Las Vegas Resorts Corporation on April 27, 2005 and the Company was issued its trading symbol "LVRC". The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by National Quotation Bureau, Inc.,are as follows:

                                                       High              Low
                                                       ----              ---
Fiscal 2004                                         not approved
Fiscal 2005 - First quarter(8/1/04 to 10/31/04)     not approved
Fiscal 2005 - Second quarter(11/1/04 to 1/31/04)    not approved
Fiscal 2005 - Third quarter(2/1/05 to 4/30/05)      approved 4/27/05 - no trades
Fiscal 2005 - Fourth quarter(5/1/05 to 7/31/05)       $0.03            $0.008

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

On August 26, 2005, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, notifying it's shareholders that holders of approximately 56.52% of the Company's outstanding shares of common stock signed a written consent approving the amendment of the Company's Certificate of Incorporation to effect the one-for-fifteen hundred reverse stock split, on or about September 12, 2005. As a result of the reverse split, the total number of issued and outstanding shares of our common stock will be reversed from 376,862,000 shares to 251,241 shares. The effect of this action will be reflected in the Company's financial statements as of the first day of the first period presented immediately following September 12, 2005.

RESULTS OF OPERATIONS

The Company had no revenue from operations for the years ended July 31, 2005 and 2004, respectively.

General and administrative expenses for the years ended July 31, 2005 and 2004 were approximately $10.989 and $885, respectively. Earnings per share for the respective years ended July 31, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At July 31, 2005 and 2004, respectively, the Company had working capital of approximately $(25,677) and $(38,800), respectively.

On January 25, 2005, the Company experienced a change in control when the then controlling shareholder, Forrest J. Woodward, II sold 213,019,552 shares (or approximately 56.52%) of the then issued and outstanding shares to Glenn A. Little.

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of July 31,. 2005, Mr. Little has advanced approximately $25,000 under this agreement, with an initial maturity date in February 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of July 31, 2005, Mr. Little has advanced approximately $25,000 under this agreement, with an initial maturity date in February 2007.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company utilized the services of Hoffski & Pisano, Certified Public Accountants and Consultants of Irvine, California to provide an audit of the Company's financial statements as of and for the years ended July 31, 1999 and

1998. The Company has maintained no contact with the CPA firm of Hoffski & Pisano since their report dated July 20, 2000, which was never included in a filing under the Securities Exchange Act of 1934, as amended, by the Company. Additionally, the Company maintains an account payable balance of approximately $2,250 dating back to 2000. Accordingly, Hoffski & Pisano are not independent with respect to the Company due to the aging of this account payable balance.

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

                                    PART III

ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

          Name                Age                  Position Held and Tenure
          ----                ---                  ------------------------
     Glenn A. Little           52           President, Chief Executive Officer
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

        Entity                       Transaction Year      Cash received       Shares retained/obtained
        ------                       ----------------      -------------       ------------------------
Texas American Sulphur Company             1988              $ 50,000                        --
Natura Energy, Inc.                        1990               100,000                   200,000
Nisus Video, Inc.                          1992               150,000                   150,000
Newman Communications, Inc.                1995                50,000                   100,000
Immune America, Inc.                       1996                    --                   300,000
JR Gold Mines, Inc.                        1996                50,000                    75,000
Associated Medical Devices, Inc.           1997               200,000                   100,000
Core Mineral Recoveries, Inc.              1997                75,000                        --
Triton Asset Management, Inc.              1997               200,000                   500,000
Sure Hair, Inc.                            1998               100,000                        --
Pacific Development Corporation            1999               150,000                   150,000
ElPlata Corporation                        2000                50,000                   100,000
Eldorado Financial Group, Inc.             2001                    --                 2,000,000
Tomahawk Industries, Inc.                  2004               100,000                40,000,000
Boulder Acquisitions, Inc.                 2004                    --                   250,000
Basic Empire Corporation                   2004                    --                   250,000
Fast Eddie's Racing Stables, Inc.          2005               200,000                   483,994

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

                (Remainder of this page left blank intentionally)

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

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of July 31,. 2005, Mr. Little has advanced approximately $25,000 under this agreement, with an initial maturity date in February 2007.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

   None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, either S. W. Hatfield, CPA of Dallas, Texas:

                                       Year ended          Year ended
                                      July 31, 2005       July 31, 2004
                                      -------------       -------------
     1. Audit fees                       $ 4,550             $    --
     2. Audit-related fees                    --                  --
     3. Tax fees                             875                  --
     4. All other fees                        --                  --
                                         -------             -------

        Totals                           $ 5,425             $    --
                                         =======             =======

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the

Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended July 31, 2005 and 2004, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended July 31, 2005, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.
--------------------------------------------------------------------------------

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        Las Vegas Resorts Corporation


Dated: August 31, 2005                  By: /s/ Glenn A. Little
       ---------------                     -------------------------------------
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


Dated: August 31, 2005                  By: /s/ Glenn A. Little
       ---------------                     -------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,

                          LAS VEGAS RESORTS CORPORATION

                                    CONTENTS
                                                                         Page
                                                                         ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-2

ANNUAL FINANCIAL STATEMENTS

   Balance Sheets
     as of July 31, 2005 and 2004                                        F-3

   Statements of Operations and Comprehensive Loss
     for the years ended July 31, 2005 and 2004                          F-4

   Statement of Changes in Shareholders' Equity
     for the years ended July 31, 2005 and 2004                          F-5

   Statements of Cash Flows
     for the years ended July 31, 2005 and 2004                          F-6

   Notes to Financial Statements                                         F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Las Vegas Resorts Corporation

We have audited the accompanying balance sheets of Las Vegas Resorts Corporation (a Nevada corporation) as of July 31, 2005 and 2004 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended July 31, 2005 and 2004, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Resorts Corporation as of July 31, 2005 and 2004 and the results of its operations and its cash flows for the each of the two years ended July 31, 2005 and 2004, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                                 /s/ S. W. Hatfield, CPA
                                                 --------------------------
                                                 S. W. HATFIELD, CPA
Dallas, Texas
August 31, 2005

                          LAS VEGAS RESORTS CORPORATION
                                 BALANCE SHEETS
                             July 31, 2005 and 2004

                                                                        July 31, 2005         July 31, 2004
                                                                        -------------         -------------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                          $    12,272           $        --
                                                                         -----------           -----------

      TOTAL CURRENT ASSETS                                                    12,272                    --
                                                                         -----------           -----------

TOTAL ASSETS                                                             $    12,272           $        --
                                                                         ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $     2,585           $     5,705
   Accrued interest payable                                                    1,381                    --
   Advances rom former officers/shareholders                                  33,983                33,983
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                               37,949                39,688
                                                                         -----------           -----------
LONG-TERM LIABILITIES
   Note payable to officer                                                    25,000                    --
                                                                         -----------           -----------

      TOTAL LIABILITIES                                                       62,949                39,688
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                                  --                    --
   Common stock - $0.001 par value
     495,000,000 shares authorized
     376,862,000 shares issued and outstanding, respectively                 376,862               376,862
   Additional paid-in capital                                              1,046,495             1,046,495
   Accumulated deficit                                                    (1,474,034)           (1,463,045)
                                                                         -----------           -----------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   (50,677)              (39,688)
                                                                         -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    12,272           $        --
                                                                         ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended July 31, 2005 and 2004


                                             Year ended             Year ended
                                           July 31, 2004          July 31, 2004
                                           -------------          -------------

REVENUES                                   $          --          $          --
                                           -------------          -------------

EXPENSES
   General and administrative expenses             9,695                    885
                                           -------------          -------------

INCOME (LOSS) FROM OPERATIONS                     (9,695)                  (885)

OTHER INCOME (EXPENSE)
   Interest expense                               (1,381)                    --
   Interest income                                    87                     --
                                           -------------          -------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (10,989)                  (885)

PROVISION FOR INCOME TAXES                            --                     --
                                           -------------          -------------

NET LOSS                                         (10,989)                  (885)

OTHER COMPREHENSIVE INCOME                            --                     --
                                           -------------          -------------

COMPREHENSIVE LOSS                         $     (10,989)         $        (885)
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

                          LAS VEGAS RESORTS CORPORATION
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       Years ended July 31, 2005 and 2004

                                       Common Stock           Additional
                                  ----------------------        paid-in        Accumulated
                                  Shares          Amount        capital          deficit          Total
                                  ------          ------        -------          -------          -----
BALANCES AT AUGUST 1, 2002      376,862,000      $376,862     $1,046,495      $(1,461,181)      $(37,824)

Net loss for the year                    --            --             --             (979)          (979)
                                -----------      --------     ----------      -----------       --------

BALANCES AT JULY 31, 2003       376,862,000      $376,862     $1,046,495      $(1,461,181)      $(38,803)

Net loss for the year                    --            --             --             (885)          (885)
                                -----------      --------     ----------      -----------       --------

BALANCES AT JULY 31, 2004       376,862,000       376,862      1,046,495       (1,463,045)       (39,688)

Net loss for the year                    --            --             --          (10,989)       (10,989)
                                -----------      --------     ----------      -----------       --------

BALANCES AT JULY 31, 2005       376,862,000      $376,862     $1,046,495      $(1,474,034)      $(50,677)
                                ===========      ========     ==========      ===========       ========

   The accompanying notes are an integral part of these financial statements.

                          LAS VEGAS RESORTS CORPORATION
                            STATEMENTS OF CASH FLOWS
                       Years ended July 31, 2005 and 2004

                                                                  Year ended         Year ended
                                                                 July 31, 2005      July 31, 2004
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $(10,989)          $   (885)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                     --                 --
       Increase (Decrease) in
         Accounts payable - trade                                    (3,120)               885
         Interest payable                                             1,381                 --
                                                                   --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                     (12,728)                --
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to officer                             25,000                 --
                                                                   --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  25,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          12,272                 --

Cash at beginning of period                                              --                 --
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 12,272           $     --
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                          LAS VEGAS RESORTS CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of July 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At July 31, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - NOTE PAYABLE TO OFFICER/SHAREHOLDER

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of July 31,. 2005, Mr. Little has advanced approximately $25,000 under this agreement, with an initial maturity date in February 2007.

                          LAS VEGAS RESORTS CORPORATION

NOTE G - ADVANCES FROM FORMER OFFICERS/SHAREHOLDERS

As of July 31, 2005 and 2004, various former Corporate officers/shareholders have advanced the Company an aggregate $33,983 for working capital purposes. These advances are repayable upon demand and are non-interest bearing.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended July 31, 2005 and 2004, are as follows:

                                           Year ended             Year ended
                                          July 31, 2005          July 31, 2004
                                          -------------          -------------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
                                              =======               =======

Concurrent with a January 2005 change in control, the Company has a limited operating loss carryforward for income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended July 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                          Year ended        Year ended
                                                         July 31, 2005     July 31, 2004
                                                         -------------     -------------
Statutory rate applied to income before income taxes       $ (3,700)         $   (300)
Increase (decrease) in income taxes resulting from:
 State income taxes                                              --               --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward          3,700               300
                                                           --------          --------

     Income tax expense                                    $     --          $     --
                                                           ========          ========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of July 31, 2005 and 2004, respectively, after taking the January 2005 change in control into consideration:
                                                 July 31, 2005     July 31, 2004
                                                 -------------     -------------
Deferred tax assets
  Net operating loss carryforwards                  $  3,700          $     --
  Less valuation allowance                            (3,700)               --
                                                    --------          --------
  Net Deferred Tax Asset                            $     --          $
                                                    ========          ========

                          LAS VEGAS RESORTS CORPORATION

NOTE I - SUBSEQUENT EVENT

On August 26, 2005, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(C) of the Securities Exchange Act of 1934, as amended, notifying it's shareholders that holders of approximately 56.52% of the Company's outstanding shares of common stock signed a written consent approving the amendment of the Company's Certificate of Incorporation to effect the one-for-fifteen hundred reverse stock split, on or about September 12, 2005. As a result of the reverse split, the total number of issued and outstanding shares of our common stock will be reversed from 376,862,000 shares to 251,241 shares. The effect of this action will be reflected in the Company's financial statements as of the first day of the first period presented immediately following September 12, 2005.


                (Remainder of this page left blank intentionally)