Form 10QSB
period 2005-10-31
LAS VEGAS RESORTS CORP
filed 2005-11-17
CIK 808011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


           For the quarterly period ended October 31, 2005

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


           For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                       Commission File Number: 33-10513-LA

                          Las Vegas Resorts Corporation
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                 33-0215298
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                      12890 Hilltop Road, Argyle, TX 76226
                      ------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                                 --------------
                           (Issuer's telephone number)

                  211 West Wall Street, Midland, TX 79701-4556
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES X NO
                                    ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 17, 2005: 1,562,291
                                          ----------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                          Las Vegas Resorts Corporation

               Form 10-QSB for the Quarter ended October 31, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             14

Part II - Other Information

  Item 1 Legal Proceedings                                                   14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     15

  Item 4 Submission of Matters to a Vote of Security Holders                 15

  Item 5 Other Information                                                   15

  Item 6 Exhibits                                                            15


Signatures                                                                   15


Part I
Item 1 - Financial Statements

                          Las Vegas Resorts Corporation
                                 Balance Sheets
                            October 31, 2005 and 2004

                                   (Unaudited)

                                                            October 31,    October 31,
                                                               2005           2004
                                                            -----------    -----------
                                     Assets
                                     ------

Current Assets
   Cash on hand and in bank                                 $     8,574    $      --
                                                            -----------    -----------

   Total Current Assets                                           8,574           --
                                                            -----------    -----------

Total Assets                                                $     8,574    $      --
                                                            ===========    ===========


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                               $      --      $     5,925
     Advances from former officers/shareholders                    --           33,983
     Note payable to controlling shareholder                     60,000           --
                                                            -----------    -----------
   Total Current Liabilities                                     60,000         39,908
                                                            -----------    -----------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                   --             --
   Common stock - $0.001 par value
     495,000,000 shares authorized
     251,291 shares issued and outstanding, respectively            251            251
   Additional paid-in capital                                 1,426,476      1,426,476
   Accumulated deficit                                       (1,478,153)    (1,463,265)
                                                            -----------    -----------

   Total Shareholders' Equity (Deficit)                         (51,426)       (39,908)
                                                            -----------    -----------

   Total Liabilities and Shareholders' Equity               $     8,574    $      --
                                                            ===========    ===========






   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               3

                          Las Vegas Resorts Corporation
                 Statements of Operations and Comprehensive Loss
                  Three months ended October 31, 2005 and 2004


                                                   Three months    Three months
                                                       ended           ended
                                                    October 31,     October 31,
                                                       2005            2004
                                                   ------------    ------------

Revenues                                           $       --      $       --
                                                   ------------    ------------

Expenses
   General and administrative expenses                    3,438             220
                                                   ------------    ------------

     Total operating expenses                             3,438             220
                                                   ------------    ------------

Income (Loss) from operations                            (3,438)           (885)

Other Income (Expense)
   Interest expense                                        (756)           --
   Interest income                                           75            --
                                                   ------------    ------------

Loss before provision for income taxes                   (4,119)           (885)

Provision for income taxes                                 --              --
                                                   ------------    ------------

Net Loss                                                 (4,119)           (220)

Other Comprehensive Income                                 --              --
                                                   ------------    ------------

Comprehensive Loss                                 $     (4,119)   $       (220)
                                                   ============    ============

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                  nil             nil
                                                   ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted                251,291         251,291
                                                   ============    ============




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                          Las Vegas Resorts Corporation
                            Statements of Cash Flows
                  Three months ended October 31, 2005 and 2004


                                                                         Three months    Three months
                                                                             ended          ended
                                                                          October 31,     October 31,
                                                                             2005            2004
                                                                         ------------    ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                                      $     (4,119)   $       (220)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                             --              --
       Increase (Decrease) in
         Accounts payable - trade                                                (355)           --
         Accrued interest payable                                                 756             220
                                                                         ------------    ------------
Net cash used in operating activities                                          (3,698)           --
                                                                         ------------    ------------


Cash Flows from Investing Activities                                             --              --
                                                                         ------------    ------------


Cash Flows from Financing Activities
   Cash proceeds from controlling shareholder loan                               --              --
                                                                         ------------    ------------
Net cash provided by financing activities                                        --              --
                                                                         ------------    ------------


Increase (Decrease) in Cash                                                    (3,698)           --
Cash at beginning of period                                                    12,272            --
                                                                         ------------    ------------

Cash at end of period                                                    $      8,574    $       --
                                                                         ============    ============


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                          $       --      $       --
                                                                         ============    ============
     Income taxes paid for the year                                      $       --      $       --
                                                                         ============    ============

Supplemental Disclosure of Non-Cash Investing and Financing Activities
     Advances to former officers/shareholders assumed
       by controlling shareholder                                        $     33,983    $       --
                                                                         ============    ============
     Accrued interest payable reclassified as
       note principal due to controlling shareholder                     $      1,017    $       --
                                                                         ============    ============
     Trade accounts payable assumed by controlling
       shareholder and contributed to capital                            $      2,250    $       --
                                                                         ============    ============
     Accrued interest payable contributed to capital
       by controlling shareholder                                        $      1,120    $       --
                                                                         ============    ============






   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               5

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

Through 1992, the Company, through it's wholly-owned subsidiaries, acquired real property and certain other non- gaming assets related to several gaming and potential gaming sites in the Las Vegas valley area. The Company also leased the casino area and operated the non-gaming area of a small casino in Henderson, Nevada, known as the Silver Spur Gambling Hall and Saloon. During September 1992, the Silver Spur Gambling Hall and Saloon closed and all Company operations ceased. By July 31, 1993, the Company had dissolved all subsidiaries and business operations.

The Company has had no operations or significant assets since the year ended July 31, 1993.

On January 25, 2005, the Company experienced a change in control when the then controlling shareholder, Forrest J. Woodward, II sold 213,019,552 shares (or approximately 56.52%) of the then issued and outstanding shares to Glenn A. Little.

On August 26, 2005, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, notifying it's shareholders that holders of approximately 56.52% of the Company's outstanding shares of common stock signed a written consent approving the amendment of the Company's Articles of Incorporation to effect the one-for-fifteen hundred reverse stock split, on or about September 12, 2005. As a result of the reverse split, the total number of issued and outstanding shares of our common stock was reversed from 376,862,000 shares to 251,291 shares. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On November 4, 2005, Glenn A. Little settled an outstanding promissory note in the amount of $60,000, inclusive of debts assumed by Mr. Little, $25,000 cash previously advanced for operating purposes and accrued interest payable on the initial $25,000 debt, for 240,000 shares of post-reverse split restricted, unregistered shares of common stock.

Further, on November 4, 2005, the Company consummated a private placement of common stock with Halter Financial Investments, L. P. for the sale of 1,070,000 shares of unregistered, restricted post-reverse split common stock for $267,500 cash. This transaction resulted in a change in control of the Company.

The Company's current principal business activity remains to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.


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

                          Las Vegas Resorts Corporation

Note B - Preparation of Financial Statements - Continued

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended July 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending July 31, 2006.


Note C - Going Concern Uncertainty

Through 1992, the Company, through it's wholly-owned subsidiaries, acquired real property and certain other non- gaming assets related to several gaming and potential gaming sites in the Las Vegas valley area. The Company also leased the casino area and operated the non-gaming area of a small casino in Henderson, Nevada, known as the Silver Spur Gambling Hall and Saloon. During September 1992, the Silver Spur Gambling Hall and Saloon closed and all Company operations ceased. By July 31, 1993, the Company had dissolved all subsidiaries and business operations.

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant shareholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant shareholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant shareholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

                          Las Vegas Resorts Corporation

Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At October 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as appropriate.

     As of October 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------
     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

     At October 31, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.


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

                          Las Vegas Resorts Corporation

Note F - Note Payable to Officer/Shareholder

Concurrent with a January 2005 change in control, the Company and it's then-controlling shareholder, Glenn A. Little, acknowledged that outside funds would be necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of October 31, 2005, Mr. Little had advanced approximately $25,000 under this agreement.

On November 4, 2005, to settle debts of the Company incurred prior to the January 2005 change in control, including non-interest bearing advances from various former corporate officers/shareholders for working capital purposes which aggregated approximately $33,983 and trade accounts payable of $2,250, Mr. Little assumed these debts and consolidated them together with the outstanding principal and all accrued, but unpaid, interest payable on the above discussed note payable into a new note with a face principal due of $60,000. The $3,370 difference between all components aggregated into the new note and the face value of $60,000 was contributed to capital by Mr. Little.

On November 4, 2005, the Company settled the new $60,000 note to Mr. Little with the issuance of 240,000 shares of unregistered, restricted post-reverse split common stock. As this restructuring was in process and consummated immediately subsequent to October 31, 2005; the effects of the restructured new note is reflected in the accompanying financial statements.


Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended October 31, 2005 and 2004, are as follows:

                                                     Three months   Three months
                                                         ended          ended
                                                      October 31,    October 31,
                                                         2005           2004
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

Concurrent with a change in control in both January 2005 and November 2005, the Company has a limited operating loss carryforward for income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.




                (Remainder of this page left blank intentionally)


                          Las Vegas Resorts Corporation

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended October 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Three months    Three months
                                                                ended           ended
                                                             October 31,     October 31,
                                                                2005            2004
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $     (1,400)   $        (80)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward          1,400              80
                                                            ------------    ------------

         Income tax expense                                 $       --      $       --
                                                            ============    ============

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of October 31, 2005 and 2004, respectively, after taking the January 2005 change in control into consideration:

                                                      October 31,    October 31,
                                                          2005           2004
                                                      -----------    -----------
     Deferred tax assets
       Net operating loss carryforwards               $     5,100    $      --
       Less valuation allowance                            (5,100)          --
                                                      -----------    -----------

         Net Deferred Tax Asset                       $      --      $      --
                                                      ===========    ===========


Note H - Subsequent Events

On November 4, 2005, to settle debts of the Company incurred prior to the January 2005 change in control, including non-interest bearing advances from various former corporate officers/shareholders for working capital purposes which aggregated approximately $33,983 and trade accounts payable of $2,250, Mr. Little assumed these debts and consolidated them together with the outstanding principal and all accrued, but unpaid, interest payable on the above discussed note payable into a new note with a face principal due of $60,000. The $3,370 difference between all components aggregated into the new note and the face value of $60,000 was contributed to capital by Mr. Little.

On November 4, 2005, the Company settled the new $60,000 note to Mr. Little with the issuance of 240,000 shares of unregistered, restricted post-reverse split common stock. As this restructuring was in process and consummated immediately subsequent to October 31, 2005; the effects of the restructured new note is reflected in the accompanying financial statements.

Further, on November 4, 2005, the Company consummated a private placement of common stock with Halter Financial Investments, L. P. for the sale of 1,070,000 shares of unregistered, restricted post-reverse split common stock for $267,500 cash. This transaction effected a change in control of the Company.



                (Remainder of this page left blank intentionally)

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

Through 1992, the Company, through it's wholly-owned subsidiaries, acquired real property and certain other non- gaming assets related to several gaming and potential gaming sites in the Las Vegas valley area. The Company also leased the casino area and operated the non-gaming area of a small casino in Henderson, Nevada, known as the Silver Spur Gambling Hall and Saloon. During September 1992, the Silver Spur Gambling Hall and Saloon closed and all Company operations ceased. By July 31, 1993, the Company had dissolved all subsidiaries and business operations.

The Company has had no operations or significant assets since the year ended July 31, 1993.

(3)  Results of Operations

The Company had no revenue for either of the three month periods ended October 31, 2005 and 2004, respectively.

General and administrative expenses for the three month periods ended October 31, 2005 and 2004 were approximately $3,400 and $220.

For periods prior to the January 2005 change in control, the Company was delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. The expenses for the three month period ended October 31, 2004 reflect the limited activity related to maintaining the corporate entity.

For periods subsequent to the January 2005 change in control, the Company's expenditure levels have increased due to the utilization of various professionals engaged to audit and/or review the Company's financial statements, preparation of the delinquent and current filings required under the Securities Exchange Act of 1934 and filing of the documents with the U. S. Securities and Exchange Commission. The Company incurred expenses of approximately $3,400 for these purposes. The Company also accrued approximately $750 in interest expense related to the $25,000 note payable to the Company's then-controlling shareholder, Glenn A. Little.

It is anticipated that future expenditure levels may increase as the Company intends to remain in compliance with it's periodic reporting requirements.

Earnings per share for the respective three month periods ended October 31, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At October 31, 2005 and 2004, respectively, the Company had working capital of approximately $(51,400) and $(40,000), respectively.

On January 25, 2005, the Company experienced a change in control when the then controlling shareholder, Forrest J. Woodward, II sold 213,019,552 shares (or approximately 56.52%) of the then issued and outstanding shares to Glenn A. Little.

Concurrent with a January 2005 change in control, the Company and it's then-controlling shareholder, Glenn A. Little, acknowledged that outside funds would be necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of October 31, 2005, Mr. Little had advanced approximately $25,000 under this agreement.

On November 4, 2005, to settle debts of the Company incurred prior to the January 2005 change in control, including non-interest bearing advances from various former corporate officers/shareholders for working capital purposes which aggregated approximately $33,983 and trade accounts payable of $2,250, Mr. Little assumed these debts and consolidated them together with the outstanding principal and all accrued, but unpaid, interest payable on the above discussed note payable into a new note with a face principal due of $60,000. The $3,370 difference between all components aggregated into the new note and the face value of $60,000 was contributed to capital by Mr. Little.

On November 4, 2005, the Company settled the new $60,000 note to Mr. Little with the issuance of 240,000 shares of unregistered, restricted post-reverse split common stock. As this restructuring was in process and consummated immediately subsequent to October 31, 2005; the effects of the restructured new note is reflected in the accompanying financial statements.

On November 4, 2005, the Company consummated a private placement of common stock with Halter Financial Investments, L. P. for the sale of 1,070,000 shares of unregistered, restricted post-reverse split common stock for $267,500 cash. This transaction effected a change in control of the Company.

It is the belief of management and significant shareholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant shareholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(4)  Liquidity and Capital Resources

Concurrent with a January 2005 change in control, the Company and it's then-controlling shareholder, Glenn A. Little, acknowledged that outside funds would be necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of October 31, 2005, Mr. Little had advanced approximately $25,000 under this agreement.

On November 4, 2005, to settle debts of the Company incurred prior to the January 2005 change in control, including non-interest bearing advances from various former corporate officers/shareholders for working capital purposes which aggregated approximately $33,983 and trade accounts payable of $2,250, Mr. Little assumed these debts and consolidated them together with the outstanding principal and all accrued, but unpaid, interest payable on the above discussed note payable into a new note with a face principal due of $60,000. The $3,370 difference between all components aggregated into the new note and the face value of $60,000 was contributed to capital by Mr. Little.

On November 4, 2005, the Company settled the new $60,000 note to Mr. Little with the issuance of 240,000 shares of unregistered, restricted post-reverse split common stock. As this restructuring was in process and consummated immediately subsequent to October 31, 2005; the effects of the restructured new note is reflected in the accompanying financial statements.

On November 4, 2005, the Company consummated a private placement of common stock with Halter Financial Investments, L. P. for the sale of 1,070,000 shares of unregistered, restricted post-reverse split common stock for $267,500 cash. This transaction effected a change in control of the Company.

It is the belief of management and significant shareholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant shareholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     On November 4, 2005, the Company settled a$60,000 note payable to Glenn A. Little with the issuance of 240,000 shares of unregistered, restricted post-reverse split common stock.

     On November 4, 2005, the Company consummated a private placement of common stock with Halter Financial Investments, L. P. for the sale of 1,070,000 shares of unregistered, restricted post-reverse split common stock for $267,500 cash. This transaction effected a change in control of the Company.

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

                                                   Las Vegas Resorts Corporation


Dated: November 17, 2005                            /s/ Timothy P. Halter
       -----------------                    ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director