Form 10QSB
period 2005-12-31
LAS VEGAS RESORTS CORP
filed 2006-02-21
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-16547

WINNER MEDICAL GROUP INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0215298
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

Winner Industrial Park, Bulong Road
Longhua, Shenzhen City, 518109
People’s Republic of China

(Address of principal executive offices)

(86-755) 28138888

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,636,371

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. Financial Statements

WINNER MEDICAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

December 31	September 30
2005	2005
(Unaudited)
US$	US$
ASSETS

Current assets:
Cash and cash equivalents	6,682,032	2,650,867
Accounts receivable, less allowances for doubtful accounts of US$12,674 and US$12,643 at December 31, 2005 and September 30, 2005, respectively	7,223,979	8,257,923
Amounts due from affiliated companies	337,178	116,804
Inventories	11,079,701	10,476,534
Prepaid expenses and other current assets	2,874,545	4,268,072
Income taxes recoverable	13,591	57,649
Total current assets	28,211,026	25,827,849

Property, plant and equipment, net	28,297,869	26,834,824
Investment in an equity investee	1,022,607	1,009,318
Intangible assets, net	41,594	38,288
Prepaid expenses and deposits	1,063,276	219,125
Deferred tax assets	292,014	294,021
Total assets	58,928,386	54,223,425
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	2,478,500	8,773,881
Accounts payable	3,141,422	3,490,047
Accrued payroll and employee benefits	1,460,994	1,150,036
Customer deposits	199,824	99,994
Other accrued liabilities	1,359,814	2,279,845
Amount due to a stockholder	3,350	168,817
Amounts due to affiliated companies	182,700	255,611
Dividend payable	1,372,224	1,872,750
Income taxes payable	575,696	576,157
Total current liabilities	10,774,524	18,667,138

Deferred tax liabilities	26,189	37,271
Total liabilities	10,800,713	18,704,409

Commitments and contingencies

Minority interests	1,145,013	1,164,186

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 stock, stock issued and outstanding December 31, 2005 - 44,636,371 shares; September 30, 2005 - 36,991,105 shares	44,636	36,991
Additional paid-in capital	29,929,050	19,020,848
Retained earnings	15,716,707	14,104,400
Statutory reserves	471,850	471,850
Accumulated other comprehensive income	820,417	720,741
Total stockholders’ equity	46,982,660	34,354,830
Total liabilities and stockholders’ equity	58,928,386	54,223,425

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended December 31
	2005	2004
	(Unaudited)	(Unaudited)
	US$	US$

Net sales	16,234,128	13,044,152

Cost of sales	(11,834,833)	(9,710,137)
Gross profit	4,399,295	3,334,015

Other operating income, net	62,502	192,158
Selling, general and administrative expenses	(2,574,895)	(2,044,128)

Income from operations	1,886,902	1,482,045
Interest income	4,454	534
Interest expense	(146,506)	(116,528)
Share of undistributed earnings in an equity investee	10,422	—
Income before income taxes and minority interests	1,755,272	1,366,051

Income taxes	(165,396)	(45,539)
Income before minority interests	1,589,876	1,320,512

Minority interests	22,431	(11,130)
Net income	1,612,307	1,309,382

Other comprehensive income
Foreign currency translation difference	99,676	—

Comprehensive income	1,711,983	1,309,382

Net income per stock
- basic and diluted	0.042	0.035

Weighted average common stock outstanding
- basic and diluted	38,237,615	36,991,105

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

						Accumulated	Total
	Common stock		Additional			other	stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	Earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2005	36,991,105	36,991	19,020,848	14,104,400	471,850	720,741	34,354,830
Shares issued for reverse takeover	1,562,271	1,562	1,089	—	—	—	2,651
Issuance of common stock	6,082,995	6,083	10,907,113	—	—	—	10,913,196
Foreign currency translation difference	—	—	—	—	—	99,676	99,676
Net income	—	—	—	1,612,307	—	—	1,612,307

Balance at December 31, 2005	44,636,371	44,636	29,929,050	15,716,707	471,850	820,417	46,982,660

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31
	2005	2004
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	1,612,307	1,309,382
Adjustment to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	451,067	311,449
Impairment for property, plant and equipment	—	157,062
Amortization of intangible assets	1,139	886
Minority interests	(22,431)	11,130
Share of undistributed earnings in an equity investee	(10,422)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,059,574	(644,188)
Amount due from affiliated companies	(220,044)	186,410
Inventories	(573,566)	(156,130)
Prepaid expenses and other current assets	1,405,586	(2,399,209)
Income taxes recoverable	44,221	40,053
Deferred tax assets	2,838	(66,981)
Non-current prepaid expenses and deposits	15,268	(124,441)
Notes payable	—	845,717
Accounts payable	(358,486)	509,067
Accrued payroll and employee benefits	307,709	260,776
Customer deposits	99,547	(4,644)
Other accrued liabilities	(926,471)	2,437,111
Amount due to affiliated companies	(73,633)	(149,946)
Income taxes payable	(2,089)	32,491
Deferred tax liabilities	(11,187)	66,168
Net cash generated from operating activities	2,800,927	2,622,163

Cash flows from investing activities
Purchase of property, plant and equipment	(2,697,091)	(923,768)
Increase in intangible assets	(4,337)	(3,827)
Net cash used in investing activities	(2,701,428)	(927,595)

Cash flows from financing activities
Issuance of common stock	10,915,847	—
Proceeds from bank borrowings	—	169,143
Repayment of bank borrowings	(6,320,173)	—
Amount due to stockholders	(165,944)	(792,922)
Dividend paid	(505,818)	—
Net cash generated from (used in) financing activities	3,923,912	(623,779)

Effect of foreign currencies on cash flows	7,754	—

Net increase in cash and cash equivalents	4,031,165	1,070,789
Cash and cash equivalents, beginning of period	2,650,867	1,544,131
Cash and cash equivalents, end of period	6,682,032	2,614,920

Supplemental disclosures of cash flow information:
Cash paid (refund) during the period for:
Interest	146,430	116,528
Income taxes	5,167	(10,351)

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Basis of Preparation of Financial Statements

Winner Medical Group Inc. (formerly known as Las Vegas Resorts Corporation, HDH Industries, Inc. and Birch Enterprises, Inc.) (“Winner Medical” or “the Company”) was originally incorporated in August 1986 in accordance with the Laws of the State of Nevada under the name of Birch Enterprises, Inc. In October 1986, the Company changed its name to HDH Industries, Inc. The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

On September 14, 1987, the Company consummated a business combination transaction, pursuant to an Agreement and Plan of Reorganization (Agreement) with Las Vegas Resort Investments whereby Las Vegas Resort Investments became a wholly-owned subsidiary of the Company. Concurrent with this transaction, the Company changed its name to Las Vegas Resort Corporation.

The Company completed a public offering of its common stock pursuant to a Registration Statement on Form S-18 (Registration No. 33-10513-LA) during 1989.

On January 25, 2005, the Company experienced a change in control when the then controlling shareholder, Forrest J. Woodward, II sold 213,019,552 shares (or approximately 56.52%) of the then issued and outstanding shares to Glenn A. Little.

On August 26, 2005, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, notifying it's shareholders that holders of approximately 56.52% of the Company's outstanding shares of common stock signed a written consent approving the amendment of the Company's Articles of Incorporation to effect the one-for-fifteen hundred reverse stock split, on or about September 12, 2005. As a result of the reverse split, the total number of issued and outstanding shares of our common stock was reversed from 376,862,000 shares to 252,271 shares. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On November 4, 2005, the Company consummated a private placement of common stock with Halter Financial Investments, L. P. for the sale of 1,070,000 registered shares. This transaction resulted in a change in control of the Company.

On December 16, 2005, the Company completed a reverse acquisition transaction with Winner Group Limited (“Winner”), a Cayman Islands corporation, whereby the Company issued to the shareholders of Winner 42,280,840 shares of common stock in exchange for all of the issued and outstanding shares of Winner. Winner thereby became the Company’s wholly owned subsidiary and the former shareholders of the Company (“Shareholders”) became the Company’s controlling shareholders. This share exchange transaction resulted in those Shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. Prior to the consummation of the share exchange with the Company, Winner completed a private placement of its ordinary shares to 15 accredited investors, which were then exchanged for 5,289,735 shares of common stock in the Company, in raising US$10,400,000 in gross proceeds. Further, a 793,260 of the Company’s shares were issued for US$1,600,000 in gross proceeds. As a result of the above stock issue, the Company raised a total of US$12,000,000 in gross proceeds, which left the Company with US$10,913,196 in net proceeds after the deduction of US$1,086,804 offering expenses.

The financial year end date of the Company has also been changed from July 31 to September 30 with effect from February 13, 2006. On February 13, 2006, the Company changed its name to Winner Medical Group Inc.

Winner Group Limited is a limited liability company registered under the laws of the Cayman Islands and was incorporated in Cayman Islands on April 8, 2003.  On July 1, 2003, the major shareholder of Winner contributed all of his equity interest in 11 entities to Winner. Winner then became the holding company of the reorganized group with a total of 11 subsidiaries. The transaction was a group reorganization entered into among entities under common control. The reorganization was treated similar to the pooling of interest method with carry over basis.

The principal activities of the Company and its subsidiaries consist of research and development, manufacturing and trading of medical dressings and medical disposables. All activities of the Group are principally conducted by subsidiaries operating in the People’s Republic of China (“PRC”).

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Summary of Significant Accounting Policies

Principles of consolidation-The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

Equity investments, in which the Company exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method. The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.

Intangible assets-Trademarks are measured initially at cost and amortized on a straight-line basis over their estimated useful lives, which is on average ten years.

Cash and cash equivalents-Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Inventories-Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Trade accounts receivable-Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

Property, plant and equipment-Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land and buildings	30 -50 years
Plant and machinery	10-12 years
Furniture, fixtures and equipment	5 - 8 years
Motor vehicles	5 - 8 years
Leasehold improvements	Over the lease term

Valuation of long-lived assets-The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Revenue recognition-Sales of goods are recognized when goods are shipped and title of goods sold has passed to the purchaser. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant in the past.

Comprehensive income-Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of shareholders’ equity.

Shipping and handling cost-Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended December 31, 2005 and 2004, shipping and handling costs expensed to selling expenses were US$1,269,889 and US$776,874, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Summary of Significant Accounting Policies - Continued

Income taxes-Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the period is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation-The consolidated financial statements of the Company are presented in United States Dollars (“US$”). Transactions in foreign currencies during the period are translated into US$ at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date. All transaction differences are recorded in the income statement.

The Company’s subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency. On consolidation, the financial statements of the Company’s subsidiaries in PRC are translated from RMB into US$ in accordance with SFAS No. 52, "Foreign Currency Translation". Accordingly all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years. The exchange rate between the Renminbi and the US$ and used for the three months ended December 31, 2005 and 2004 were RMB8.0808 to US$1.00 and RMB8.277 to US$1.00, respectively. Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gain and losses resulting from foreign currency transactions are included in other comprehensive income.

Derivative financial instruments-The Company has entered into foreign exchange forward contracts that are designated and qualify as hedge instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Depending on the nature of the hedge, changes in the fair value of the effective portion of these forward contracts will either be offset against the change in the fair value of the hedged assets, when such forward contracts are accounted for as fair-value hedges or recognized in Other Comprehensive Income when such forward contracts are a hedge of a forecasted transaction.

Should any changes arise in the effectiveness of a derivative instrument, the ineffective portion will be recognized in earnings (classified in selling, general and administrative expense) in the current period. Effectiveness for forward hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match.

The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

Post-retirement and post-employment benefits-The Company’s subsidiaries contribute to a state pension scheme in respect of their PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Net income per share-Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At December 31, 2005 and September 30, 2005 there were no potentially dilutive shares or common stock equivalents.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Summary of Significant Accounting Policies - Continued

Basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

	Three months ended December 31
	2005	2004
	(Unaudited)	(Unaudited)
	US$	US$
Net income	1,612,307	1,309,382
Basic and diluted weighted average common shares outstanding	38,237,615	36,991,105
Basic and diluted net income per share	0.042	0.035

Use of estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent changes in accounting standards-In November 2004, the Financial Accounting Statements Board (FASB) issued SFAS Statement No. 151, “Inventory Costs,” an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under FASB Statement No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements, results of operations, or cash flows.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, ”Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

3. Inventories

Inventories by major categories are summarized as follows:

	December 31	September 30
	2005	2005
	(Unaudited)
	US$	US$
Raw materials	4,447,704	4,589,013
Work in progress	2,942,813	3,193,074
Finished goods	3,781,408	2,824,286
	11,171,925	10,606,373
Less: allowances for slowing moving items	(92,224)	(129,839)
	11,079,701	10,476,534

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Property, Plant and Equipment

Property, plant and equipment consists of the following:
	December 31	September 30
	2005	2005
	(Unaudited)
	US$	US$
At cost:
Leasehold land and buildings	16,950,234	16,649,795
Plant and machinery	14,650,422	14,806,958
Furniture, fixtures and equipment	1,094,196	776,769
Motor vehicles	612,172	539,186
Leasehold improvements	922,354	1,224,362
Total	34,229,378	33,997,070

Less: accumulated depreciation and amortization	(7,486,114)	(7,337,055)
Less: impairment on plant and machinery	(161,102)	(160,649)
Construction in progress	1,715,707	335,458
Net book value	28,297,869	26,834,824

Depreciation and amortization expenses for the three months ended December 31, 2005 and 2004 are US$451,067 and US$311,449 respectively.

All the land in the PRC is owned by the PRC government. The government, according to PRC laws, may grant to entities the right to use of land for a specified period of time. Thus all of the Company’s land purchased in the PRC is considered to be leasehold land and amortized on a straight-line basis over the respective term of the right to use the land.

5. Credit facilities and pledged assets

The Company’s subsidiary in Shenzhen has credit lines with China Merchants Bank representing trade acceptances, loans and overdrafts. As of December 31, 2005 these facilities totaled RMB25,000,000, equivalent to US$3,089,395. The maturities of these facilities are generally up to July 12, 2006. The total unused credit lines as of December 31, 2005 was US$3,089,395. For other bank loans obtained by the Company amounting to US$2,478,500, there were no unused credit lines. The weighted average interest rates on short-term borrowings as of December 31, 2005 and September 30, 2005 were 5.58% and 5.24% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that at December 31, 2005 and September 30, 2005, leasehold land and buildings with net book value of US$2,194,081 and US$3,790,720, respectively, have been pledged as collaterals for the above facilities.

As of December 31, 2005 and September 30, 2005, the Company has the following short-term bank loans:

	December 31	September 30
	2005	2005
	(Unaudited)
	US$	US$

Bank loans repayable within one year	2,478,500	8,773,881

Original currency in Chinese Renminbi	20,000,000	71,000,000

Bank loans as of December 31, 2005 consist of the following:
				December 31 2005
				(Unaudited)
Loan	Loan period	Interest rate	Secured by	US$

A	2005-10-20 to 2006-10-16	5.58%	Land use rights & buildings	495,700
B	2005-10-20 to 2006-10-12	5.58%	Land use rights & buildings	495,700
C	2005-10-20 to 2006-10-18	5.58%	Land use rights & buildings	495,700
D	2005-10-20 to 2006-10-17	5.58%	Land use rights & buildings	495,700
E	2005-10-20 to 2006-10-13	5.58%	Land use rights & buildings	495,700
				2,478.500

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31	September 30
	2005	2005
	(Unaudited)
	US$	US$
Value added tax recoverable	792,678	1,601,332
Deferred expenditure	88,364	410,879
Advance to suppliers	874,638	1,548,493
Others	1,118,865	707,368
	2,874,545	4,268,072

7. Investment in an Equity Investee

	December 31	September 30
	2005	2005
	(Unaudited)
	US$	US$
Investment cost	1,045,130	1,045,130
Share of accumulated losses	(22,523)	(35,812)
	1,022,607	1,009,318

As of December 31, 2005, the Company holds a 40% equity interest in L+L Healthcare Hubei Co. Ltd. (“L+L”), a wholly foreign owned enterprise established in the PRC. The Company originally owned 100% of L+L. On February 28, 2005, the Company disposed 60% of the interest in L+L to a third party at the consideration of US$2,400,000 with a gain of US$1,165,821. The related tax payable of gain on disposal of investment is US$116,582. At the time of disposal, the accumulated losses shared by the Company was US$44,920. The share of undistributed earnings during the three months ended December 31, 2005 was US$10,422.

8. Intangible Assets

	December 31	September 30
	2005	2005
	(Unaudited)
	US$	US$
Trademark, cost	50,002	45,536
Less: accumulated amortization	(8,408)	(7,248)
Net book value	41,594	38,288

Amortization expenses for the three months ended December 31, 2005 and 2004 are US$1,139 and US$886 respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31	September 30
	2005	2005
	(Unaudited)
	US$	US$
Temporary receipt	3,747	446,358
Transportation costs	122,351	185,746
Accrued expenses	339,972	305,367
Deposit received	78,004	35,837
Commission payable	—	188,763
Value added tax payable	176,982	130,102
Withholding tax payable	116,582	116,582
Security deposits	70,949	103,175
Other loans	154,729	558,987
Others	296,498	208,928
	1,359,814	2,279,845

10. Income Taxes

United States

Winner Medical is incorporated in the United States of America and are subject to United States of America tax law. No provisions for income taxes has been made as the Winner Medical has no taxable income for the period. The applicable income tax rate for Winner Medical for the three months ended December 31, 2005 and 2004 is 34%.

Cayman Islands

The Company is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical International Trading Co., Ltd., a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for profits tax has been made as the subsidiary has no net assessable income for the period. The applicable statutory tax rate for the three months ended December 31, 2005 and 2004 are 17.5% and 17.5%, respectively.

PRC

Enterprises income tax in PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit. All the subsidiaries of the Company in PRC have applied for the exemption for the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where the subsidiaries of the Company are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. The Company’s subsidiaries incorporated in PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle west of PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. On the other hand, export-oriented enterprise, which exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Income Taxes - Continued

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax.

Foreign enterprises in Shenzhen, PRC, are also eligible for a refund of tax paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year. During the three months ended December 31, 2005 and 2004, the Company recorded a benefit relating to its decision to reinvest earnings of its Chinese subsidiaries totaling US$Nil and US$Nil, respectively.

Had the all above tax holidays and refunds not been available, the tax charge would have been higher by US$119,546 and US$11,510 and the basic and diluted net income per share would have been lower by US$0.003 and US$Nil for the three months ended December 31, 2005 and 2004, respectively.

The provision for income taxes consists of the following:

	Three months ended
	December 31
	2005	2004
	(Unaudited)	(Unaudited)
	US$	US$

Current tax	174,471	47,588
Deferred tax	(9,075)	(2,049)
	165,396	45,539

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Three months ended
	December 31
	2005	2004
	(Unaudited)	(Unaudited)
	US$	US$
Tax calculated at domestic statutory rate of 33%	579,240	450,797
Effect of different tax rates in various jurisdictions	(323,324)	(272,273)
Tax holidays and concessions	(119,546)	(11,510)
Tax effect of expenses not deductible for tax purpose	12,419	(5,956)
Tax effect of revenue not subject to tax	—	(162,488)
Tax effect of tax loss not utilized	18,505	54,447
Others	(1,898)	(7,478)
	165,396	45,539

The amount of deferred tax assets recognized is as follows:

	December 31	September 30
	2005	2005
	(Unaudited)
	US$	US$
Future benefit of tax losses	105,255	178,985
Temporary differences in property, plant and equipment	39,606	39,495
Temporary differences in accrued liabilities	87,153	15,541
Temporary differences in inventories	60,000	60,000
Deferred tax assets	292,014	294,021

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Income Taxes - Continued

The amount of deferred tax liabilities recognized is as follows:

	December 31	September 30
	2005	2005
	(Unaudited)
	US$	US$
Future benefit of tax losses	4,684	—
Temporary differences in property, plant and equipment	(46,805)	(46,673)
Temporary differences in accrued liabilities	(10,185)	(16,715)
Temporary differences in inventories	26,117	26,117
Deferred tax liabilities	(26,189)	(37,271)

11. Related Party Transactions

During the three months ended December 31, 2005 and 2004, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$1,534 and US$Nil respectively and purchased goods from it for US$326,129 and US$Nil respectively. As of December 31, 2005, amount due to the equity investee were US$Nil.

During the three months ended December 31, 2005 and 2004, the Company purchased goods from Safe Secure Packing (Shenzhen) Co., Ltd. for US$379,191 and US$81,984 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. during the periods. As of December 31, 2005, there were no outstanding balances due to Safe Secure Packing (Shenzhen) Co., Ltd.
During the three months ended December 31, 2005 and 2004, the Company sold goods to Kangsoon Import & Export Trading Co. Ltd. Shenzhen for US$ Nil and US$503,869 and purchased goods from it for US$ Nil and US$963,548 respectively. Mr. Xiuyuan Fang, director of the Company, has a controlling interest in Kangsoon Import & Export Trading Co. Ltd. Shenzhen during the periods. As of December 31, 2005, there were no outstanding balances due to Kangsoon Import & Export Trading Co. Ltd. Shenzhen.

During the three months ended December 31, 2005, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$300,017. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of December 31, 2005, the outstanding balance due from and due to Winner Medical & Textile (H.K.) Limited were US$337,178 and US$182,700, respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and approximate normal trading terms.

Amount due to a stockholder mainly represents advances from Mr. Jianquann Li for the acquisition of plant and machinery. The outstanding balance is unsecured, interest free and has no fixed repayment term.

12. Commitments and Contingencies

Operating leases-The Company was obligated under operating leases requiring minimum rentals as follows:

US$

Nine months ending September 30, 2006	186,327
Years ending September 30
2007	208,082
2008	176,156
2009	63,400
2010	26,407
Total minimum lease payments	660,372

Rental expenses under operating leases included in the statement of income were US$64,105 and US$15,724 for the three months ended December 31, 2005 and 2004, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Commitments and Contingencies - Continued

The Company has also leased out some of its unused factory facilities and production line to third parties. The Company has signed a lease agreement in 2004 and leased a factory building to a third party for a period of 10 years. In addition, the Company has also signed an airstreams carding lease agreement and leased its airstreams carding production line, factory, equipment, warehouse and ancillary facilities to an individual. The lease term is 3 years until November 1, 2007. As of December 31, 2005, the total minimum rental receivable was US$136,317.
Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, computer equipment and SAP system implementation program with estimated non-cancelable obligations of US$2,938,476 as of December 31, 2005.

The Company has also entered into agreements with a construction company to construct a new factory and estimated non-cancelable obligations under these agreements as of December 31, 2005 were US$1,476,299.

In addition, the Company has entered into an agreement with the local government of Huang Gang to acquire a land use right in PRC at a consideration of US$644,410.

Foreign currency forward contract obligations-On December 30, 2005, the Company entered into several foreign currency forward contracts totaling US$18,000,000 with a commercial bank to hedge for receivables from normal course of sales of goods in U.S. dollars against RMB.

Legal proceedings - A group of 388 residents residing at Jianshe South Road, Yuekou Town, Tianmen City, China vs Hubei Winner Textile Co., Ltd. and Winner Medical & Textile Co., Ltd., the Company’s subsidiaries and Winner International Trading Company, Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd.. On July 12, 2004, the plaintiffs filed a lawsuit against Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. and alleged that the two parties had acquired the right to use certain land from the Plaintiffs and failed to pay off the full amount of fees agreed upon by the parties. The plaintiffs seek to recover a fee of approximately US$930,000 (RMB 7,379,230) and requested the Company to bear several and joint liabilities with the named defendants. Winner International Trading Company acquired the disputed land from Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. in 2000 and such land is currently occupied by Hubei Winner Textile Co., Ltd. and Winner Medical & Textile Co., Ltd.. On June 20, 2005, the Intermediate People’s Court of Hanjiang City, Hubei Province ruled against the plaintiffs. The plaintiffs appealed on June 30, 2005 and the case is still pending in Hubei Superior People’s Court, China. The Company is not able to predict the outcome of this action.

13. Stockholders’ Equity

Common Stock

In December 2005, there were 1,562,271 shares of common stock created in reverse merger.

In December 2005, prior to the consummation of the share exchange with the Company, Winner completed a private placement of its ordinary shares to 15 accredited investors, which were then exchanged for 5,289,735 shares of common stock in the Company, in raising US$10,400,000 in gross proceeds. Further, a 793,260 of the Company’s shares were issued for US$1,600,000 in gross proceeds. As a result of the above stock issue, the Company raised a total of US$12,000,000 in gross proceeds.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a range of 8%-20% of the average monthly salary, was US$140,487 and US$58,638 for the three months ended December 31, 2005 and 2004, respectively.

According to the Mandatory Provident Fund ("MPF") legislation regulated by the Mandatory Provident Fund Schemes Authority in Hong Kong, with effect from December 1, 2000, the Company is required to participate in a MPF scheme operated by approved trustees in Hong Kong and to make contributions for its eligible employees. The contributions borne by the Company are calculated at 5% of the salaries and wages (monthly contribution is limited to 5% of HK$20,000 for each eligible employee) as calculated under the MPF legislation. The expense related to the MPF in the three months ended December 31, 2005 and 2004 amounted to US$384 and US$371, respectively.

15. Operating Risk

Concentrations of credit risk, major customers and suppliers -A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. The sales to this customer accounting for 26% and 27% of the total net sales for each of the three months ended December 31, 2005 and 2004 respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were bad debt expense of US$11,497 and US$961 during the three months ended December 31, 2005 and 2004 respectively.

A substantial percentage of the Company’s raw materials are purchased from one supplier, Tianmen Cotton Company. The purchases from this supplier accounting for around 14.59% and 2.75% on the total purchases for each of the three months ended December 31, 2005 and 2004 respectively.

Interest rate risk-The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 5. Other financial assets and liabilities do not have material interest rate risk.

Credit risk-The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

Foreign currency risk-Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

16. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, deposits and other receivable and other current assets, bank loans, accounts payable and other current liabilities are reasonable estimates of their fair values. All the financial instruments are for trade purposes. Fair value of the amounts due to or from affiliates and stockholder cannot be readily determined because of the nature of the related party transactions.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.  Statutory reserves

According to the laws and regulations in the PRC, the Company is required to provide for certain statutory funds, namely, reserve fund, enterprise expansion fund and staff and workers’ bonus and welfare fund by an appropriation from net profit after taxation but before dividend distribution based on the local statutory financial statements of the PRC subsidiaries prepared in accordance with the accounting principles and relevant financial regulations.

The Company’s wholly owned subsidiaries in the PRC is required to allocate at least 10% of its net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriations of enterprise expansion fund and staff and workers’ bonus and welfare fund are determined at the discretion of its directors. Appropriation to staff and workers’ bonus and welfare fund is charged to expenses.

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital. The enterprise expansion fund can only be used to increase capital upon approval by the relevant authority. The staff and workers’ bonus and welfare fund can only be used for special bonus or collective welfare of their employees, and assets acquired through this fund shall not be treated as assets of the Company. Accordingly, the balance of the staff and workers’ bonus and welfare is recorded as a liability of the Company.

18. Segment Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company's sales by geographic destination are analysed as follows:

	Three months ended December 31
	2005	2004
	(Unaudited)	(Unaudited)
	US$	US$

Europe	5,588,947	4,394,791
Japan	4,607,779	3,634,465
America	2,010,440	1,556,335
PRC	1,918,731	1,402,186
Others	2,108,231	2,056,375
Total net sales	16,234,128	13,044,152

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, reliance on one single customer, conducting business in foreign countries, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China’s legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” the risks described below under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -Risk Factors,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as otherwise indicated by the context, references in this report to “Winner,” “we,” “us,” or “our,” are references to the combined business of Winner Group Limited Inc. and its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended on December 31, 2005 and 2004, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Overview

General

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

Winner Medical Group Inc. (formerly known as Las Vegas Resorts Corporation, Birch Enterprises, Inc. and HDH Industries, Inc.) was originally incorporated in the State of Nevada in August 1986. From July 1993 to December 16, 2005, we had no meaningful business operations.

On December 16, 2005, we entered into a share exchange agreement with Winner Group Limited, a Cayman Island corporation, pursuant to which we issued to the stockholders of Winner Group Limited 42,280,840 shares of our common stock in exchange for all of the shares of Winner Group Limited issued and outstanding as of December 16, 2005. Pursuant to the Share Exchange Agreement, Timothy Halter submitted his resignation from all the offices he held with us which became effective on December 16, 2005 and his position as our director which became effective on January 7, 2006.

We are a China-based technology driven medical dressings and medical disposables manufacturer. Our business was founded in February 1991. Nearly 90% of our products are sold to approximately 80 different countries outside of China. In 2004, we had a 9.8% market share of all exports from China of these products, and we are one of the largest exporters of these products in China.

We have integrated manufacturing lines that provide our clients with “one stop” procurement convenience. In the developed countries where we sell our products, we also act on an OEM basis by providing specialized design, manufacturing and packaging services to our clients. When we work on this basis, our clients are able to select the design, size, type and scale of the products we manufacture for them.

We generate revenues through the sale of our medical dressings and medical disposables products.

On February 13, 2006, we amended our Articles of Incorporation to change our name from Las Vegas Resorts Corporation to Winner Medical Group Inc. We changed our name to reflect our new business and to be similar to the names of our subsidiary companies.

Industry Wide Factors that are Relevant to Our Business

The medical dressings and medical disposables manufacturing industry is in the process of rapid and continuous development. We believe the trend in the industry is toward improving medical care and patient conditions generally. One result of this trend is changing patient treatment approaches and technological advances. We believe this trend will impact favorably on the demand for our products, and this will result in growth in sales of medical dressings and medical disposable products and increased revenues for us.

The export of medical dressings and medical disposables products from China has grown rapidly over the last few years. As one of the companies leading in the volume of exports of medical dressings and medical disposables from China, our sales revenues has a high correlation to the export quantity of China of these product types generally. In 2004, our sales represented 9.8% of the total export value of medical dressings and medical disposables from China. Therefore, we believe that our sales over the next five years will grow in correlation to the growth of medical dressings and medical disposables export volume from China.

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. We expect to launch two new products in 2006. These products are our spunlace cotton nonwoven product and a self-adhesive bandage product. We believe the sales of these new products will be accretive to earnings.

The medical dressings and medical disposables market is also subject to consumption patterns and trends. One such trend or consumption pattern relates to the age demographics of the end users of our products. The population on average is aging and life spans are generally increasing. As the general population begins to include a larger percentage of older people, we anticipate that more medical care will be required, and that this will result in increased sales of our products.

Another trend or consumption pattern in our industry is that hospitals are increasingly seeking to reduce their costs. One method hospitals employ to reduce costs is to seek alternative products that increase efficiency or reduce labor costs. For example, disposable catheters may reduce the need for frequent changes of diapers and bed sheets. Other popular disposable products used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothes and accessories. We believe the rise in health care costs and an increasing emphasis on health in the U.S. and EU will bring an increase in the demand for medical instruments, medical dressings and medical disposables products.

The third trend or consumption pattern that affects our industry is the growing concern over protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Medical dressings, medical instruments and medical disposables products usually contain different materials like rubber, metal and textiles, which may make them restricted by environmental protection regulations and negatively affect sales of these products. We believe this trend will benefit us in competing with our competitors because our new products will be primarily made of natural cotton which is an environmental friendly raw material and our new nonwoven fabric manufacturing technology enables us to make our new products with natural cotton at lower costs.

The fourth trend in our industry is the geographical shift in product manufacturing from developed countries, where manufacturing costs are generally higher, to less developed countries, where the manufacturing costs are generally lower. The Chinese economy is developing at a quick pace. As a result, more foreign multinational companies are entering the Chinese market to produce their goods. At the same time, the worldwide perception of the quality level of Chinese products is improving. China is a part of the global production and supply chain for large multinational corporations. This trend of large multinational companies seeking to produce their products in China will benefit us especially since our main business model is to act on an OEM basis.

We estimate that China’s current annual exports of medical dressings and medical disposables products account for less than 5% of total world market demand, and therefore we believe there is a significant opportunity to expand China’s export volume in this area. Recognizing this opportunity, the Chinese government has been encouraging domestic companies that manufacture medical dressings and medical disposables to increase their export activities.

The fifth trend in our industry is the significant increase in competition. This increased level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Another problem that we face is the potential negative impact on our profitability that could be caused by changes in trade regulations. China’s accession to the WTO should result in increased opportunity for us, but if protectionist policies and legislation from other countries should increase, our business and profitability could be harmed.

Results of Operations

Comparison for the Three Months Ended December 31, 2005 and 2004

The following table summarizes the results of our operations during the three months ended December 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended December 31, 2005 to the three months ended December 31, 2004.

All amounts, other than percentages, in millions of U.S. dollars

Item	3 Month Period Ended on 12/31/05	3 Month Period Ended on 12/31/04	Increase (Decrease)	% Increase (% Decrease)
Sales Revenue	16.23	13.04	3.19	24.47
Other revenue	0.06	0.19	(0.13)	(68.42)
Costs of Goods Sold	11.83	9.71	2.12	21.84
Total operating fees	2.57	2.04	0.53	25.98
Income tax	0.17	0.05	0.12	240
Minority interest	(0.02)	0.01
Net income	1.61	1.31	0.30	22.90

Sales Revenue

Our total revenue for the three months ended December 31, 2005 amounted to $16.23 million, which is $3.19 million or almost 24.47 % more than that of the same period ended on December 31, 2004, where we had revenues of $13.04 million. The increase in our revenue is mainly the result of increases in manufacturing capacity.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the three months period ended on December 31, 2005 and 2004. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	3 Months Period Ended on 12/31/05	Percentage of Total Revenues	3 Months Period Ended on 12/31/04	Percentage of Total Revenues
Europe	5.59	34.45%	4.39	33.67%
Japan	4.61	28.41%	3.63	27.84%
America	2.00	12.30%	1.56	11.97%
China	1.91	11.77%	1.40	10.72%
Other	2.12	13.07%	2.06	15.80%
Total	16.23	100%	13.04	100%

As the table above indicates, Japanese and European markets account for over 62% of our sales. Sales in China account for over 10% of our total sales over each of the last two first fiscal quarters. Sales in America have increased in each of the past two first fiscal quarter. Sales in other countries aggregated together were above 13% of our total sales in each of the last two first fiscal quarters.

Cost of Goods Sold

Our cost of goods sold increased to approximately $11.83 million for the three month period ended December 31, 2005 as compared to approximately $9.71 million for the same period of the prior year, an increase of approximately $2.12 million, or about 21.84%. The proportions of cost of sales to total revenues are 72.89% and 74.47% respectively, decreased by 1.58% as compared to the same period ended December 31, 2004. The main reason for this decrease is an improvement in cost control measures.

Selling Expenses

Selling expenses increased to approximately $1.56 million for the three month period ended December 31, 2005 as compared to approximately $1.29 million for the same period of the prior year, an increase of approximately $0.27 million or about 20.93%. Most of our products are sold to the international market through OEM channels, and OEM customers purchase our products directly which accounts for 75% of total revenue. The other products are sold through agents. The 20.93% increase in selling expenses is proportional to the 24.47% increase in sales revenue. The slightly lower increase in selling expenses as compared to the increase in sales revenue results from the improvement in profit margins and cost control.

Administrative Costs

Administrative expense increased to approximately $1.01 million (6.23% of total revenue) for the three month period ended December 31, 2005 as compared to approximately $0.75 million (5.76% of total revenue) for the same period of the prior year, an increase of approximately $0.26 million or about 34.67%. We expanded the scale of our operation and manufacturing capacity on a large scale which contribute to the increase in administrative expenses.  Additional costs also resulted from salary increase, reductions in provisions inventory and increase in labor insurance. We believe the increase in our administrative costs is in line with the increase of sales revenue.

Financial Costs

Financial expenses increased to approximately $0.14 million (0.87% of the total revenue) for the three month period ended December 31, 2005 as compared to approximately $0.12 million (0.92% of total revenue) for the same period of the prior year, an increase of approximately $0.02 million or about 16.67%. Our financial expenses consist of interest expenses of bank loans which are primarily used to purchase manufacturing facilities and to improve our production capacity.

Income taxes

Our income tax provision for the quarter ended December 31, 2005 was $0.17 million compared to $0.05 million for the quarter ended December 31, 2004. We paid more taxes in the quarter ended December 31, 2005 mostly because of higher income in the quarter ended on December 31, 2005 compared to 2004.

Companies in China are generally taxed at a rate of 33% of assessable profit, consisting of a 30% national tax and a 3% local tax. All of our subsidiaries in China have applied for an exemption from the local taxes. For foreign investment enterprises like us that are established in a Special Economic Zone or a Coastal Open Economic Zone, where our subsidiaries are located, and which are engaged in production oriented activities, the national tax rate could be reduced to 15% or 24%, respectively. Our subsidiaries incorporated in China are subject to Chinese income taxes at the applicable tax rates on taxable income as reported in their statutory accounts in accordance with the relevant tax laws for two years starting from the first profit making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle west of China, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. According to Chinese tax law, export-oriented enterprises, which export sales constitute over 70% of their total sales, can enjoy a tax rate of 10%.

According to the applicable Chinese income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as dividends and profits distribution from China derived from a foreign enterprise which has no establishment in China is subject to a 10% withholding tax.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $22,000 and ($11,000) for the three month period ended December 31, 2005 and 2004 respectively, reflecting the minority interest held by third party in our subsidiaries (for the quarter ended December 31, 2004, 45% in Chongyang Wenqiang Medical Treatment Medical Co., Ltd. or Chongyang Wenqiang; for the quarter ended December 31, 2005, 45% in Chongyang Wenqiang and 40% interest in Shanghai Winner Medical Apparatus Co., Ltd.).

Net income (profit after taxes)

Net profit increased to approximately $1.61 million for the three month period ended December 31, 2005 as compared to approximately $1.31 million for the same period of the prior year, an increase of approximately $0.30 million or about 22.90%.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $6.68 million.

We have loan facilities with Chinese banks that allow us to borrow up to $2.48 million.  These loan facilities are all secured by our real property and other assets. These loan facilities have annual interest rates averaging 5.58 percent in fiscal year 2006.

As of December 31, 2005, the maturities for these bank loans are as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
ICBC HuBei	0.496	10/19/05	10/13/06	12 months
	0.496	10/20/05	10/12/06	12 months
	0.496	10/20/05	10/16/06	12 months
	0.496	10/20/05	10/17/06	12 months
	0.496	10/20/05	10/18/06	12 months
Total	2.480

As shown in the above table, we have $2.48 million in loans maturing on or before the end of our second fiscal quarter of 2006. We plan to either repay this debt as it matures or refinance this debt with other debt.

On December 16, 2005, prior to the consummation of the share exchange with us, We completed a private placement of our common share to 15 accredited investors for raising US$10,400,000 in gross proceeds. In addition, another 793,260 shares of our common stock were issued separately for in exchange for $1,600,000. As a result of these private placement transactions, we raised a total of $12,000,000 in gross proceeds, which left us with approximately $10,913,196 in net proceeds after the deduction of approximately $1,086,804 offering expenses.

We believe that our currently available working capital, after receiving the aggregate proceeds of the capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Principles of consolidation - Our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. All significant inter company accounts, transactions and cash flows are eliminated on consolidation.

•
Revenue Recognition - Sales of goods are recognized when goods are shipped and title of goods sold has passed to the purchaser. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant in the past.

•
Inventory - Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw material, direct labor and overhead associated with the manufacturing process.

•
Trade accounts receivable - Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

•
Property, plant and equipment - Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land and buildings	30-50 years
Plant and machinery	10-12 years
Furniture, fixtures and equipment	5 - 8 years
Motor vehicles	5 - 8 years
Leasehold improvements	Over the lease term

•
Income taxes - Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Risk Factors

There are several material risks associated with Winner Medical Group. You should carefully consider the risks and uncertainties described below. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down.

RISKS RELATED TO OUR BUSINESS

We sell most of our products internationally which subjects us to specific risks of transacting business in foreign countries.

During the last fiscal year, about ninety percent of our products were sold internationally. Therefore, our business and our revenue are subject to risks associated with operating in the international marketplace, including the following risks:

•	foreign currency fluctuations;
•	economic or political instability;
•	shipping delays;
•	various taxes, tariffs and trade regulations; and
•	customs duties, export quotas or other trade restrictions.

Any changes to the foregoing risks could seriously harm our business.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our medical products and possibly hurting our operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for existing products, and by the introduction of new product offerings. Our planned growth includes the construction of several new production lines to be put into operation over the next five years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. We may be unable to successfully and rapidly expand sales to potential customers in response to potentially increasing demand or control costs associated with our growth.

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We rely on patent and trade secret laws which are complex and difficult to enforce.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot assure you that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jianquan Li, Xiuyuan Fang, Jiagan Chen and Hongwei Jia, who hold the titles of CEO, President and Chairman, CFO and Vice President, Vice President of Project Management and Vice President of Quality Inspection, respectively. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Our revenues are highly concentrated in a single customer and our business will be harmed if our customer reduces its orders from us.

Almost 25% of our business comes from just one of our customers, Sakai Shoten Co., Ltd, which acts as a purchasing agent for a large number of ultimate consumers of our products in Japan. If we lose this customer and are unable to replace this customer with other customers that purchase a similar amount of our products, our revenues and net income would decline considerably.

We are subject to potential product liability claims and we do not have insurance coverage for these claims.

Defects in our products could subject us to potential product liability claims that our products are ineffective or caused some harm to the human body. We do not have product liability insurance. Plaintiffs may also advance other legal theories supporting claims that our products or actions resulted in some harm. A successful claim brought against us could significantly harm our business and financial condition.

We may not be able to adequately finance the significant costs associated with the development of new medical products.

The medical products in the medical dressings and medical disposables industry change dramatically with new technological advancements. We are currently conducting research and development on a number of new products, which requires a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in greater fixed costs and operating expenses.

In addition to research and development costs, we could be required to expend substantial funds for and commit significant resources to the following:

•	additional engineering and other technical personnel;
•	advanced design, production and test equipment;
•	manufacturing services that meet changing customer needs;
•	technological changes in manufacturing processes; and
•	manufacturing capacity.

Our future operating results will depend to a significant extent on our ability to continue to provide new products that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party suppliers and technologies. We will need to sufficiently increase our net sales to offset these increased costs, the failure of which would negatively affect our operating results.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We are not subject to these requirements for our current fiscal year ending September 30, 2005, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending September 30, 2006. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO OUR INDUSTRY

Cost containment measures that are prevalent in the healthcare industry may result in lower margins.

The health care market accounts for most of the demand for medical disposable products. The health care industry has been typified in recent years by strict cost containment measures imposed by governmental agencies, private insurers and other “third party” payors of medical costs. In response to these pressures, virtually all segments of the health care market have become extremely cost sensitive and in many cases hospitals and other health care providers have become affiliated with purchasing consortiums which are charged with obtaining large quantities of needed products at the lowest possible cost. These factors in combination have had an adverse impact upon suppliers and manufacturers of these products like us who may not be able to supply the large quantities sought by the purchasing consortiums or who are unable to respond to the need for lower product pricing.

Our failure to comply with ongoing governmental regulations could hurt our operations and reduce our market share.

In China, medical sanitary materials and dressings (including medical gauzes, absorbent cottons, bandages and disposable surgical suits) are supervised as medical devices and are administered by the Department of Medical Device of State Drug Administration of China. The technology and specifications of these types of products must be consistent with Regulations for the Supervision and Administration of Medical Devices of China and the relevant Chinese laws and standards. In addition, since we sell our products in the international markets, our products are subject to regulations imposed by various governmental agencies in the markets where our products are sold. For example, all our medical dressings and medical disposables products exported to the U.S. must be pre-registered in FDA. All our products exported to EU countries must have the CE certificate. We also need a Certificate of Foreign Manufacture for Japan market. These layers of regulation cause delays in the distribution of our products and may require us to incur operating costs resulting from the need to obtain approvals and clearances from regulators. As to date, we have reached the applicable standards and obtained the required certificates in the markets mentioned above.

Our margins are reduced when we sell our products to customers though buying groups .

A trend in our industry is the use by customers of buying groups. These buying groups aggregate the demand of several different customers and then buy products in bulk at lower prices than any of the customers would be able to obtain individually. We have only limited production capacity. This makes it difficult for us to meet the often large demand for our products from buying groups that represent overseas customers in developed countries. A single order of one kind of product from a top 500 multinational buyer could require the full manufacturing capacity of one of our plants. Although we have expanded our manufacturing capacity, our capacity is still not large enough to always meet the demands of these clients. As a result, we may lose business to other manufacturers of our products who have more manufacturing capacity than we do.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;
•	Control of foreign exchange;
•	Methods of allocating resources;
•	Balance of payments position;
•	International trade restrictions; and
•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your ability to legally protect your investment could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Public health problems that uniquely affect the Chinese population may disrupt our operations.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations;
•	the sickness or death of our key officers and employees; and
•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 14, 2005, the closing bid and asked prices for our common stock were $1.06 per share and therefore, it is designated a “penny stock.” Although since December 16, 2005, we have met the net worth exemption from the “penny stock” definition, no assurance can be given that such exemption will be maintained. As a “penny stock,” our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

The number of shares being registered for sale is significant in relation to our trading volume.

All of the shares registered for sale on behalf of the selling stockholders are “restricted securities” as defined in Rule 144 under the Securities Act. We have filed this registration statement to register these restricted shares for sale into the public market by the selling stockholders. These restricted securities, if sold in the market all at once or at about the same time, could depress the market price during the period the registration statement remains effective and also could affect our ability to raise equity capital. Any outstanding shares not sold by the selling stockholders pursuant to this prospectus will remain as “restricted shares” in the hands of the holders, except for those held by non-affiliates for a period of two years, calculated pursuant to Rule 144.

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Mr. Jianquan Li owns 80.84% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change- in-control.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer Jianquan Li and our Chief Financial Officer Xiuyuan Fang, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Messer. Li and Fang concluded that as of December 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our subsidiaries Hubei Winner Textile Co., Ltd and Winner Medical & Textile Co., Ltd. Tianmen, are currently involved in an action brought by a resident group consisting of 388 residents residing at Jianshe South Road, Yuekou Town, Tianmen City, China against Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. in the Intermediate People’s Court of Hanjiang City, Hubei, China. The plaintiffs allege that Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. acquired the right to use certain land from the plaintiffs and failed to pay off the full amount of fees agreed upon by the parties. The Plaintiffs are seeking to recover a fee of approximately $930,000 (RMB 7,379,230) and requesting our three subsidiaries to bear several and joint liabilities with the named defendants. Winner International Trading Company acquired the disputed land from Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. in 2000 and such land is currently occupied by Hubei Winner Textile Co., Ltd and Winner Medical & Textile Co., Ltd. Tianmen. On June 20, 2005, the intermediate court ruled against the plaintiffs. The plaintiffs appealed on June 30, 2005 and the case is still pending in Hubei Superior People’s Court, China. We are not able to predict the outcome of this action at this time. An adverse determination could have an adverse effect on our financial condition, results of operation and cash flows.

Our subsidiary Chongyang Wenqiang Medical Treatment Materials Co., Ltd. or Chongyang Wenqiang is in the process of liquidation. Chongyang Wenqiang’s business license expired on September 27, 2005 and Winner’s board of directors decided it was in the best interest of Winner not to continue the operation of Chongyang Wenqiang. Chongyang Wenqiang filed for liquidation on September 28, 2005. On February 21, 2006, the liquidation process was not yet completed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2005, our Board of Directors unanimously approved the change of our name from Las Vegas Resorts Corporation to “Winner Medical Group Inc.” The name change to “Winner Medical Group Inc.” will more accurately reflect our future business. Shareholder approval for the change of name was obtained by written consent of Jianquan Li, our CEO, President and the Chairman of our board, who is also the owner of 36,084,527 shares of our common stock constituting 80.84% of our outstanding common stock on the record date, December 19, 2005. The name change became effective on February 13, 2006. We filed an information statement on Schedule 14C with the Securities and Exchange Commission on January 10, 2006 relating to the action taken by our majority stockholder. This information statement has been mailed to all of our stockholders.

ITEM 5.  OTHER INFORMATION

On February 13, 2006, we amended our Articles of Incorporation to change our name from “Las Vegas Resorts Corporation” to “Winner Medical Group Inc.”

ITEM 6.  EXHIBITS

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 21, 2006

WINNER MEDICAL GROUP INC.

By:	/s/ Jianquan Li
Chief Executive Officer
(Principal Executive Officer and Principal Financial or Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.