Form 10KSB/A
period 2005-07-31
WINNER MEDICAL GROUP INC
filed 2006-02-27
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB/A
AMENDMENT NO.1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-16547

Winner Medical Group Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	33-0215298
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Winner Industrial Park, Bulong Road
Longhua, Shenzhen City, 518109
People’s Republic of China

(Address of Principal Executive Offices)     (Zip Code)

(86-755) 28138888

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
The issuer's revenues for the fiscal year ended July 31, 2005 were $-0-.
The aggregate market value of voting common equity held by non-affiliates as of August 31, 2005 was approximately $1,310,739.58.
As of August 31, 2005, there were 376,862,000 shares of Common Stock issued and outstanding.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:    Yes ☐ No ☒

EXPLANATORY NOTE

Winner Medical Group Inc. (formerly, Las Vegas Resorts Corporation) (the “Company”) is filing this Amendment No. 1 to Form 10-KSB (the “Amendment”) to amend its annual report for fiscal year ended July 31, 2005, as filed with the Securities and Exchange Commission on September 6, 2005. The purpose of this Amendment is to amend Item 8A of Part II to clarify management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Form 10-K.

PART II

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company’s President, Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that the Company’s disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 13. EXHIBITS AND REPORTS ON 8-K

The following exhibits are included as part of this Form 10-KSB/A.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Amendment No. 1 to the annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 27, 2006

Winner Medical Group Inc.

By:	/s/ Jianquan Li
Jianquan Li
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jianquan Li	Chairman, CEO and President	February 27, 2006
Jianquan Li

/s/ Xiuyuan Fang	CFO, Vice President, Treasurer and Director	February 27, 2006
Xiuyuan Fang

EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer