Form 10QSB/A
period 2005-10-31
WINNER MEDICAL GROUP INC
filed 2006-02-27
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB/A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-16547

WINNER MEDICAL GROUP INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0215298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

Winner Industrial Park, Bulong Road
Longhua, Shenzhen City, 518109
People’s Republic of China

 (Address of Principal Executive Offices)      (Zip Code)

(86-755) 28138888

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 17, 2005: 1,562,291

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

Winner Medical Group Inc. (formerly, Las Vegas Resorts Corporation) (the “Company”) is filing this Amendment NO. 1 to Form 10-QSB/A (the “Amendment”) to amend its quarterly report for the period ended October 31, 2005, as filed with the Securities and Exchange Commission on November 17, 2005 (the “Original Filing”). The purpose of this Amendment is to amend Item 3 of Part I to clarify the management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures. Except for the cover page and this explanatory note, which have been updated, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Form 10-QSB.

PART I - FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 6. EXHIBITS

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

DATED: February 27, 2006

WINNER MEDICAL GROUP INC.

By:	/s/ Jianquan Li
Name: Jianquan Li
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Xiuyuan Fang
Name: Xiuyuan Fang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.