Form 10QSB
period 2006-03-31
WINNER MEDICAL GROUP INC
filed 2006-05-15
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-16547

WINNER MEDICAL GROUP INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0215298
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

Winner Industrial Park, Bulong Road
Longhua, Shenzhen City, 518109
People’s Republic of China
----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)

(86-755) 28138888
--------------------------------------------------
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2006 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,636,371

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

ITEM 1. Financial Statements

WINNER MEDICAL GROUP INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

March 31	September 30
2006	2005
US$	US$
ASSETS

Current assets:
Cash and cash equivalents	6,124,005	2,650,867
Accounts receivable, less allowances for doubtful accounts of US$11,174 and US$12,643 at March 31, 2006 and September 30, 2005, respectively	6,646,660	8,257,923
Notes receivable	25,547	-
Amounts due from affiliated companies	238,072	116,804
Inventories	11,934,170	10,476,534
Prepaid expenses and other current assets	4,197,620	4,268,072
Income taxes recoverable	31,803	57,649
Total current assets	29,197,877	25,827,849

Property, plant and equipment, net	28,811,129	26,834,824
Investment in an equity investee	1,026,752	1,009,318
Intangible assets, net	40,949	38,288
Prepaid expenses and deposits	247,522	219,125
Deferred tax assets	235,104	294,021
Total assets	59,559,333	54,223,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	2,244,949	8,773,881
Accounts payable	2,834,817	3,490,047
Accrued payroll and employee benefits	1,125,528	1,150,036
Customer deposits	362,421	99,994
Other accrued liabilities	1,761,825	2,279,845
Amount due to a stockholder	-	168,817
Amounts due to affiliated companies	155,447	255,611
Dividend payable	872,223	1,872,750
Income taxes payable	622,707	576,157
Total current liabilities	9,979,917	18,667,138

Deferred tax liabilities	1,156	37,271
Total liabilities	9,981,073	18,704,409

Commitments and contingencies

Minority interests	1,115,584	1,164,186

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 stock, stock issued and outstanding March 31, 2006 - 44,636,371 shares; September 30, 2005 - 36,991,105 shares	44,636	36,991
Additional paid-in capital	29,898,370	19,020,848
Retained earnings	17,126,097	14,104,400
Statutory reserves	471,850	471,850
Accumulated other comprehensive income	921,723	720,741
Total stockholders’ equity	48,462,676	34,354,830
Total liabilities and stockholders’ equity	59,559,333	54,223,425

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31		Six months ended March 31
	2006	2005	2006	2005
	US$	US$	US$	US$

Net sales	16,050,435	13,624,700	32,284,563	26,668,852

Cost of sales	(12,562,837)	(10,658,352)	(24,397,670)	(20,368,489)
Gross profit	3,487,598	2,966,348	7,886,893	6,300,363

Other operating income, net	151,357	114,684	213,859	306,842
Selling, general and administrative expenses	(2,153,154)	(1,523,674)	(4,728,049)	(3,567,802)

Income from operations	1,485,801	1,557,358	3,372,703	3,039,403
Gain on disposal of a subsidiary	-	1,049,239	-	1,049,239
Interest income	6,966	2,083	11,420	2,617
Interest expense	(33,968)	(113,165)	(180,474)	(229,693)
Share of undistributed earnings in an equity investee	6,474	2,951	16,896	2,951
Income before income taxes and minority interests	1,465,273	2,498,466	3,220,545	3,864,517

Income taxes	(59,635)	(127,491)	(225,031)	(173,030)
Income before minority interests	1,405,638	2,370,975	2,995,514	3,691,487

Minority interests	3,752	(32,277)	26,183	(43,407)
Net income	1,409,390	2,338,698	3,021,697	3,648,080

Other comprehensive income
Foreign currency translation difference	101,306	-	200,982	-

Comprehensive income	1,510,696	2,338,698	3,222,679	3,648,080

Net income per stock
- basic and diluted	0.03	0.06	0.07	0.10

Weighted average common stock outstanding
- basic and diluted	44,636,371	36,991,105	41,401,835	36,991,105

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	Earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2005	36,991,105	36,991	19,020,848	14,104,400	471,850	720,741	34,354,830
Shares issued for reverse takeover	1,562,271	1,562	1,089	-	-	-	2,651
Issuance of common stock	6,082,995	6,083	10,876,433	-	-	-	10,882,516
Foreign currency translation difference	-	-	-	-	-	200,982	200,982
Net income	-	-	-	3,021,697	-	-	3,021,697

Balance at March 31, 2006	44,636,371	44,636	29,898,370	17,126,097	471,850	921,723	48,462,676

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31
	2006	2005
	US$	US$
Cash flows from operating activities
Net income	3,021,697	3,648,080
Adjustment to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	1,199,310	1,038,840
Impairment for property, plant and equipment	-	157,062
Amortization of intangible assets	2,308	2,155
Gain on disposal of a subsidiary	-	(1,165,821)
Minority interests	(26,183)	43,407
Share of undistributed earnings in an equity investee	(16,896)	(2,951)
Provision for stock based compensation expenses	124,700	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,687,683	(162,112)
Notes receivable	(25,547)	-
Amount due from affiliated companies	(120,187)	125,186
Inventories	(1,360,684)	(463,257)
Prepaid expenses and other current assets	109,949	(3,557,537)
Income taxes recoverable	26,379	26,776
Deferred tax assets	61,638	(3,547)
Non-current prepaid expenses and deposits	(26,369)	(182,664)
Notes payable	-	(362,450)
Accounts payable	(687,528)	911,703
Accrued payroll and employee benefits	(35,151)	145,487
Customer deposits	261,502	1,545,490
Other accrued liabilities	(663,818)	(424,269)
Amount due to affiliated companies	(102,529)	(161,587)
Income taxes payable	41,218	117,376
Deferred tax liabilities	(36,460)	(15,099)
Net cash generated from operating activities	3,435,032	1,260,268

Cash flows from investing activities
Purchase of property, plant and equipment	(2,932,830)	(1,978,126)
Increase in intangible assets	(4,615)	(4,750)
Proceeds from disposal of a subsidiary, net of cash disposed	-	2,373,452
Net cash used in investing activities	(2,937,445)	390,576

Cash flows from financing activities
Issuance of common stock	10,885,167	-
Proceeds from bank borrowings	3,492,143	2,718,376
Repayment of bank borrowings	(10,102,270)	(2,996,254)
Amount due to stockholders	(170,379)	(604,584)
Dividend paid	(1,000,527)	-
Net cash generated from (used in) financing activities	3,104,134	(882,462)

Effect of foreign currencies on cash flows	(128,583)	-

Net increase in cash and cash equivalents	3,473,138	768,382
Cash and cash equivalents, beginning of period	2,650,867	1,544,131
Cash and cash equivalents, end of period	6,124,005	2,312,513

Supplemental disclosures of cash flow information:
Cash paid (refund) during the period for:
Interest	180,474	229,693
Income taxes	182,808	47,524

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Preparation of Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

On December 16, 2005, the Company completed a reverse acquisition transaction with Winner Group Limited (“Winner”), a Cayman Islands corporation, whereby the Company issued to the shareholders of Winner 42,280,840 shares of common stock in exchange for all of the issued and outstanding shares of Winner. Winner thereby became the Company’s wholly owned subsidiary and the former shareholders of the Company (“Shareholders”) became the Company’s controlling shareholders. This share exchange transaction resulted in those Shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. Prior to the consummation of the share exchange with the Company, Winner completed a private placement of its ordinary shares to 15 accredited investors, which were then exchanged for 5,289,735 shares of common stock in the Company, in raising US$10,400,000 in gross proceeds. Further, 793,260 of the Company’s shares were issued for US$1,600,000 in gross proceeds. As a result of the above stock issue, the Company raised a total of US$12,000,000 in gross proceeds, which left the Company with US$10,882,516 in net proceeds after the deduction of US$1,117,484 offering expenses.

The financial year end date of the Company has also been changed from July 31 to September 30 with effect from February 13, 2006. On February 13, 2006, the Company changed its name to Winner Medical Group Inc.

Winner Group Limited is a limited liability company registered under the laws of the Cayman Islands and was incorporated in Cayman Islands on April 8, 2003.  On July 1, 2003, the major shareholder of Winner contributed all of his equity interest in 11 entities to Winner. Winner then became the holding company of the reorganized group with a total of 11 subsidiaries, including two subsidiaries which the equity interest of the Group were 55.22% and 60%, respectively. The transaction was a group reorganization entered into among entities under common control. The reorganization was treated similar to the pooling of interest method with carry over basis.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Preparation of Financial Statements - Continued

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

Shipping and handling cost-Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended March 31, 2006 and 2005, shipping and handling costs expensed to selling expenses were US$1,940,284 and US$1,350,166, respectively.

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

The Company’s subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency. On consolidation, the financial statements of the Company’s subsidiaries in PRC are translated from RMB into US$ in accordance with SFAS No. 52, "Foreign Currency Translation". Accordingly all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years. The exchange rate between the Renminbi and the US$ and used as at March 31, 2006 and 2005 were RMB8.018 to US$1.00 and RMB8.277 to US$1.00, respectively. Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gain and losses resulting from foreign currency transactions are included in other comprehensive income.

Fair Value of Financial Instruments-The carrying amounts of cash and cash equivalents, accounts receivable, deposits and other receivable and other current assets, bank loans, accounts payable and other current liabilities are reasonable estimates of their fair values. All the financial instruments are for trade purposes. Fair value of the amounts due to or from affiliates and stockholder cannot be readily determined because of the nature of the related party transactions.

Derivative financial instruments-The Company’s subsidiaries in the PRC utilize their local currency as their functional currency. The functional currency is used to pay material purchased, labor and other operating costs. However, these subsidiaries have client contracts wherein revenue is invoiced and collected in US$. Since the management foresees that RMB will appreciate against US$, the Company has contracted with a commercial bank to hedge for future trade receipts as an economic hedge against its future US$ denominated cash flows. These contracts generally expire within one to six months. The foreign exchange forward contracts entered into by the Company are not designated as hedge instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, any changes in the fair value of such contracts are reflected in earnings.

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

Net income per share-Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At March 31, 2006 and 2005, there were no potentially dilutive shares or common stock equivalents.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

	Six months ended March 31
	2006	2005
	US$	US$
Net income	3,021,697	3,648,080
Basic and diluted weighted average common shares outstanding	41,401,835	36,991,105
Basic and diluted net income per share	0.07	0.10

Stock-Based Compensation-The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions are fully transferable and negotiable in a free trading market, to value its warrants under a consulting agreement with Heritage Management Consultants, Inc.. Use of an option valuation model, as required by SFAS 123, “Accounting for Stock-Based Compensation”, includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.

	Six months ended March 31
	2006	2005
	US$	US$

Risk free interest rate	4.0%	N/A
Volatility	183%	N/A
Expected life (years)	3.0	N/A
Dividends	-	N/A
Weighted average fair value of warrants granted during the period	3.50	N/A

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. 123(R) supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees and amends SFAS No.95, “Statement of Cash Flows”. Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) was to be effective from the beginning of the first interim or annual reporting period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS No. 123(R). As a result, SFAS No. 123(R) will be effective from the beginning of the first annual reporting period after June 15, 2005. The adoption of SFAS No. 123(R) does not have a material impact on the Company’s financial position, results of operations or cash flows as the Company has not granted any options to employees.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently assessing the impact of the statement on the Company’s consolidation financial statements.

3. Inventories

Inventories by major categories are summarized as follows:
	March 31	September 30
	2006	2005
	US$	US$
Raw materials	4,434,607	4,589,013
Work in progress	3,290,455	3,193,074
Finished goods	4,323,834	2,824,286
	12,048,896	10,606,373
Less: allowances for slowing moving items	(114,726)	(129,839)
	11,934,170	10,476,534

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:
	March 31	September 30
	2006	2005
	US$	US$
At cost:
Leasehold land and buildings	17,176,888	16,649,795
Plant and machinery	15,153,052	14,806,958
Furniture, fixtures and equipment	880,125	776,769
Motor vehicles	655,825	539,186
Leasehold improvements	1,430,050	1,224,362
Total	35,295,940	33,997,070

Less: accumulated depreciation and amortization	(8,609,813)	(7,337,055)
Less: impairment on plant and machinery	(162,135)	(160,649)
Construction in progress	2,287,137	335,458
Net book value	28,811,129	26,834,824

Depreciation and amortization expenses for the six months ended March 31, 2006 and 2005 are US$1,199,310 and US$1,038,840 respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Property, Plant and Equipment - Continued

All the land in the PRC is owned by the PRC government. The government, according to PRC laws, may grant to entities the right to use of land for a specified period of time. Thus all of the Company’s land purchased in the PRC is considered to be leasehold land and amortized on a straight-line basis over the respective term of the right to use the land.

5. Credit facilities and pledged assets

The Company’s subsidiary in Shenzhen has credit lines with China Merchants Bank representing trade acceptances, loans and overdrafts. As of March 31, 2006 these facilities totaled RMB25,000,000, equivalent to US$3,117,985. The maturities of these facilities are generally up to July 12, 2006. The total unused credit lines as of March 31, 2006 was US$3,117,985. For other bank loans obtained by the Company amounting to US$2,244,949, there were no unused credit lines. The weighted average interest rates on short-term borrowings as of March 31, 2006 and September 30, 2005 were 5.58% and 5.24% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that at March 31, 2006 and September 30, 2005, leasehold land and buildings with net book value of US$2,854,665 and US$3,790,720, respectively, have been pledged as collaterals for the above facilities.

As of March 31, 2005 and September 30, 2005, the Company has the following short-term bank loans:
	March 31	September 30
	2006	2005
	US$	US$

Bank loans repayable within one year	2,244,949	8,773,881

Original currency in Chinese Renminbi	18,000,000	71,000,000

Bank loans as of March 31, 2006 consist of the following:
				March 31 2006
Loan	Loan period	Interest rate	Secured by	US$

A	2005-10-20 to 2006-10-16	5.58%	Land use rights & buildings	498,878
B	2005-10-20 to 2006-10-12	5.58%	Land use rights & buildings	498,877
C	2005-10-20 to 2006-10-18	5.58%	Land use rights & buildings	498,878
D	2005-10-20 to 2006-10-17	5.58%	Land use rights & buildings	498,877
E	2005-10-19 to 2006-10-13	5.58%	Land use rights & buildings	249,439
				2,244,949

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:
	March 31	September 30
	2006	2005
	US$	US$
Value added tax recoverable	1,114,315	1,601,332
Deferred expenditure	49,539	410,879
Advance to suppliers	2,568,289	1,548,493
Others	465,477	707,368
	4,197,620	4,268,072

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Investment in an Equity Investee
	March 31	September 30
	2006	2005
	US$	US$
Investment cost	1,045,130	1,045,130
Share of accumulated losses	(18,378)	(35,812)
	1,026,752	1,009,318

As of March 31, 2006, the Company holds a 40% equity interest in L+L Healthcare Hubei Co. Ltd. (“L+L”), a wholly foreign owned enterprise established in the PRC. The Company originally owned 100% of L+L. On February 28, 2005, the Company disposed 60% of the interest in L+L to a third party at the consideration of US$2,400,000 with a gain of US$1,165,821. The related tax payable of gain on disposal of investment is US$116,582. At the time of disposal, the accumulated losses shared by the Company was US$44,920. The share of undistributed earnings during the six months ended March 31, 2006 was US$16,896.

8. Intangible Assets

	March 31	September 30
	2006	2005
	US$	US$
Trademark, cost	50,573	45,536
Less: accumulated amortization	(9,624)	(7,248)
Net book value	40,949	38,288

Amortization expenses for the six months ended March 31, 2006 and 2005 are US$2,308 and US$2,155 respectively.

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:
	March 31	September 30
	2006	2005
	US$	US$
Temporary receipt	-	446,358
Transportation costs	91,103	185,746
Accrued expenses	157,691	305,367
Provision for compensation expenses in lieu of warrants	124,700	-
Deposit received	52,251	35,837
Commission payable	216,186	188,763
Value added tax payable	144,787	130,102
Withholding tax payable	116,582	116,582
Security deposits	33,387	103,175
Other loans	225,805	558,987
Others	599,333	208,928
	1,761,825	2,279,845

10. Income Taxes

United States

The Company is incorporated in the United States of America and are subject to United States of America tax law. No provisions for income taxes has been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the six months ended March 31, 2006 and 2005 is 34%.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Income Taxes - Continued

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical International Trading Co., Ltd., a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for profits tax has been made as the subsidiary has no net assessable income for the year/period. The applicable statutory tax rate for the six months ended March 31, 2006 and 2005 is 17.5%.

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

Had the all above tax holidays and refunds not been available, the tax charge would have been higher by US$215,597 and US$220,382 and the basic and diluted net income per share would have been lower by US$0.005 and US$0.006 for the six months ended March 31, 2006 and 2005, respectively.

The provision for income taxes consists of the following:

	Six months ended
	March 31
	2006	2005
	US$	US$

Current tax	250,094	191,676
Deferred tax	(25,063)	(18,646)
	225,031	173,030

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Income Taxes - Continued

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Six months ended
	March 31
	2006	2005
	US$	US$
Tax calculated at domestic statutory rate of 33%	1,069,578	1,275,291
Effect of different tax rates in various jurisdictions	(617,104)	(954,227)
Tax holidays and concessions	(215,597)	(220,382)
Tax effect of expenses not deductible for tax purpose	49,149	724
Tax effect of revenue not subject to tax	(529)	(3,094)
Tax effect of tax loss not utilized	(27,653)	-
Tax effect of tax loss not utilized	-	26,911
Under provision in last year	(32,838)	42,620
Others	25	5,187
	225,031	173,030

The amount of deferred tax assets recognized is as follows:

	March 31	September 30
	2006	2005
	US$	US$
Future benefit of tax losses	154,406	178,985
Temporary differences in property, plant and equipment	27,669	39,495
Temporary differences in accrued liabilities	20,768	15,541
Temporary differences in inventories	32,261	60,000
Deferred tax assets	235,104	294,021

The amount of deferred tax liabilities recognized is as follows:

	March 31	September 30
	2005	2005
	US$	US$
Temporary differences in property, plant and equipment	(22,342)	(46,673)
Temporary differences in accrued liabilities	6,322	(16,715)
Temporary differences in inventories	14,864	26,117
Deferred tax liabilities	(1,156)	(37,271)

11. Related Party Transactions

During the six months ended March 31, 2006, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$210 and purchased goods from it for US$604,226. As of March 31, 2006, amount due to the equity investee was US$4,695.

During the six months ended March 31, 2006 and 2005, the Company purchased goods from Safe Secure Packing (Shenzhen) Co., Ltd. for US$633,898 and US$266,763 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. during the periods. As of March 31, 2006, amount due to Safe Secure Packing (Shenzhen) Co., Ltd was US$150,506.
During the six months ended March 31, 2006 and 2005, the Company sold goods to Kangsoon Import & Export Trading Co. Ltd. Shenzhen for US$Nil and US$492,779 and purchased goods from it for US$Nil and US$980,211 respectively. Mr. Xiuyuan Fang, director of the Company, has a controlling interest in Kangsoon Import & Export Trading Co. Ltd. Shenzhen during the periods. As of March 31, 2006, there were no outstanding balances due to Kangsoon Import & Export Trading Co. Ltd. Shenzhen.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Related Party Transactions - Continued

During the six months ended March 31, 2006 and 2005, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$576,334 and US$18,745 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of March 31, 2006, the outstanding balance due from and due to Winner Medical & Textile (H.K.) Limited were US$237,826 and US$20,692 respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and approximate normal trading terms.

Amount due to a stockholder mainly represents advances from Mr. Jianquann Li for the acquisition of plant and machinery. The outstanding balance is unsecured, interest free and has no fixed repayment term.

12. Subsequent Event

On April 18, 2006, the Company adopted a 2006 Equity Incentive Plan pursuant to which it may grant equity incentives in the form of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance grants, and stock bonuses to its and its affiliates’ employees, officers, directors, consultants, independent contractors and advisors. The Company has reserved 5,000,000 shares of its common stock for issuance pursuant to this plan. On April 19, 2006, the Company issued 40,800 shares of common stock, including 20,400 bonus shares, to its employees at market price of US$8.70 per share in accordance with the 2006 Equity Incentive Plan.

13. Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

Six months ending September 30, 2006	US$
Years ending September 30	110,133
2007	207,022
2008	178,215
2009	66,329
2010	27,904
Total minimum lease payments	589,603

Rental expenses under operating leases included in the statement of income were US$147,892 and US$106,274 for the six months ended March 31, 2006 and 2005, respectively.

The Company has also leased out some of its unused factory facilities and production line to third parties. The Company has signed a lease agreement in 2004 and leased a factory building to a third party for a period of 10 years. In addition, the Company has also signed an airstreams carding lease agreement and leased its airstreams carding production line, factory, equipment, warehouse and ancillary facilities to an individual. The lease term is 3 years until November 1, 2007. As of March 31, 2006, the total minimum rental receivable was US$119,269.
Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, computer equipment and SAP system implementation program with estimated non-cancelable obligations of US$3,586,649 as of March 31, 2006.

The Company has also entered into agreements with construction companies to construct new factory and buildings and estimated non-cancelable obligations under these agreements as of March 31, 2006 were US$1,202,867.

In addition, the Company has entered into an agreement with the local government of Huang Gang to acquire a land use right in PRC at a consideration of US$648,541.

Foreign currency forward contract obligations- On December 30, 2005, the Company entered into several foreign currency forward contracts totaling US$18,000,000 with a commercial bank to hedge for future trade receipts from normal course of sales of goods in U.S. dollars against RMB. As at 31 March 2006, the outstanding balance of the foreign currency contracts is US$14,000,000, with negative fair value of US$37,204. The loss of change in fair value of the derivatives was charged to selling, general and administrative expenses. Net exchange gain totaling US$23,823 in respect of fulfilling forward contracts has been credited against selling, general and administrative expenses for the six months ended March 31, 2006.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Commitments and Contingencies - Continued

Contractual obligations-By the end of 2005, the Company entered into a one year consulting agreement with Heritage Management Consultants, Inc. (“Heritage”) pursuant to which Heritage will assist the Company in meeting its obligations as a U.S. publicly traded company. This agreement was subsequently replaced by another agreement that covered a specific period of one year commencing January 25, 2006. According to the revised agreement, the Company agrees to pay an annual compensation of $175,000 to Heritage together with certain transferable warrants. The warrants will entitle Heritage to purchase 200,000 shares of the Company’s common stocks with a vesting period of 12 months after the commencement date of the agreement. The exercise price of warrants will be set at a price of US$5.5 per share and the warrants, which are to be delivered within 180 days of the execution date of the agreement, will expire 3 years after date of issue. The warrants shall be assignable and transferable, shall include standard weighted average anti-dilution protection and unlimited piggyback registration rights. The Company adopts the Black-Scholes model, which was developed for use in estimating the fair value of traded warrants that have no restrictions and are fully transferable and negotiable in a free trading market, to estimate the fair value of the warrants. The fair value of the warrants has been assessed as US$763,053 and US$700,239 as of January 25, 2006 and March 31, 2006 respectively. An amount of US$124,700 has been accrued as compensation expenses in selling, general and administrative expenses up to March 31, 2006.

Legal proceedings-A group of 388 residents residing at Jianshe South Road, Yuekou Town, Tianmen City, China vs Hubei Winner Textile Co., Ltd. and Winner Medical & Textile Co., Ltd., the Company’s subsidiaries and Winner International Trading Company, Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd.. On July 12, 2004, the plaintiffs filed a lawsuit against Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. and alleged that the two parties had acquired the right to use certain land from the plaintiffs and failed to pay off the full amount of fees agreed upon by the parties. The plaintiffs seek to recover a fee of approximately US$930,000 (RMB 7,379,230) and requested the Company to bear several and joint liabilities with the named defendants. Winner International Trading Company acquired the disputed land from Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. in 2000 and such land is currently occupied by Hubei Winner Textile Co., Ltd. and Winner Medical & Textile Co., Ltd.. On June 20, 2005, the Intermediate People’s Court of Hanjiang City, Hubei Province ruled against the plaintiffs. The plaintiffs appealed on June 30, 2005 and the case is still pending in Hubei Superior People’s Court, China. The Company is not able to predict the outcome of this action.

14. Stockholders’ Equity

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

15. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a range of 8%-20% of the average monthly salary, was US$231,622 and US$175,302 for the six months ended March 31, 2006 and 2005, respectively.

16. Operating Risk

Concentrations of credit risk, major customers and suppliers -A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. The sales to this customer accounting for 25% and 26% of the total net sales for each of the six months ended March 31, 2006 and 2005 respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were bad debt expense of US$11,534 and US$1,847 during the six months ended March 31, 2006 and 2005 respectively.

A substantial percentage of the Company’s raw materials are purchased from one supplier, Tianmen Cotton Company. The purchases from this supplier accounting for around 10% and 6% on the total purchases for each of the six months ended March 31, 2006 and 2005 respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Operating Risk - Continued

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

Foreign currency risk-Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company does not presently have significant foreign currency risk exposure.

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

18. Segment Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company's sales by geographic destination are analyzed as follows:

	Six months ended March 31
	2006	2005
	US$	US$

Europe	11,023,689	8,541,497
Japan	8,675,121	7,110,433
North and South America	3,094,684	2,452,216
PRC	3,772,103	3,026,226
Others	5,718,966	5,538,480
Total net sales	32,284,563	26,668,852

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-QSB; and any statements of assumptions underlying any of the foregoing. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. Except as otherwise indicated by the context, references in this report to “the Company,” “Winner,” “we,” “us,” or “our,” are references to the combined business of Winner Medical Group Inc. and its subsidiaries.

OVERVIEW

Winner’s business operations consist of the research and development, manufacturing and marketing of medical dressings and medical disposable products. We own eleven factories and one trading company, and have established several integrated manufacturing and processing lines for our core products. Our product offerings include surgical dressings, dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products. We manufacture our products in China and sell them both in China and abroad to countries and areas such as Japan, Germany, Italy, Holland, France, South America, China, Africa, the Middle East and the United States.

The following analysis discusses changes in the financial condition and results of operations at and for the six months ended on March 31, 2006 and 2005, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

Our Company History

Winner Medical Group Inc. (formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation) was originally incorporated in the State of Nevada in August 1986. From July 1993 until late 2005, our predecessor, Las Vegas Resorts Corporation and its predecessors had no meaningful business operations.

On December 16, 2005, Winner Medical Group Inc. and Winner Group Limited entered into a share exchange agreement pursuant to which the stockholders of Winner Group Limited were issued 42,280,840 shares of our common stock in exchange for all 1,143,000 shares of Winner Group Limited that were issued and outstanding as of December 16, 2005. In connection with the acquisition transaction, Winner Group Limited became the wholly owned subsidiary of the Company through a reverse merger. Effective on December 16, 2005, Timothy Halter resigned from all the officer positions he held with us and our current officers were appointed. On January 7, 2006, Mr. Halter resigned his position as our director and our current directors were elected. Even though, from a legal perspective, Winner Medical Group Inc. was the acquirer in this transaction, Winner Group Limited is treated the acquirer from an accounting perspective.

Winner Medical Group, Inc. presently conducts its business operations through its operating subsidiaries located in China and elsewhere.

Our Business Operations

Winner’s present business operations commenced February 1991 and involve the manufacture and marketing of our products primarily out of our facilities in China. We generate revenues through the domestic and foreign sale of a variety of medical dressings and medical disposables products, such as dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products. Nearly ninety percent of our products are sold to approximately 80 different countries outside of China. Based on China Medical Economic News, China exported $447 million of medical dressings and medical disposable products in 2004 and with exports of nearly $44 million of such products in 2004, we account for approximately 9.8% of all exports of such products from China. Based on this market information, Winner believes that it is one of the largest exporters of medical dressings and medical disposable products in China.

We have integrated manufacturing lines that provide our clients with the ability to procure certain products from a single supplier. In the developed countries where we sell our products, we also operate on an OEM basis by providing specialized design, manufacturing and packaging services to our customers and clients. Sales through OEM accounts for approximately 75% of our sales revenue. When we work on this basis, our clients are able to select the design, size, type and scale of the products we manufacture for them.

The discussion below of our performance is based upon our consolidated financial statements as of and for the six month period ended March 31, 2006 and 2005.

Industry Wide Trends that are Relevant to Our Business

The medical dressings and medical disposables manufacturing industry is continually evolving due to technological advancements and new demands of the healthcare industry. We believe the trends in the industry towards improving medical care and patient conditions, changes in patient treatment approaches and technological advances will impact favorably on the demand for our products. We anticipate that these factors will result in growth in sales of medical dressings and medical disposables products and increased revenues for us.

The export of medical dressings and medical disposables products from China has grown rapidly over the last few years. In 2005, the export amount of medical disposables products is $534 million, an increase of 19.45% compared with year 2004. Our total product export valued $54.3 million in 2005, which made us the leader among all Chinese colleagues, and represented approximately 10% of the total export value of medical dressings and medical disposables from China. We believe that our sales over the next five years will grow in correlation to the growth of medical dressings and medical disposables export volume from China.

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. We launched our new product self-adhesive bandage in the first fiscal quarter of 2006 and the sales revenue was approximately $0.56 million from January to April 2006. We expect that the sales of this new product will increase in the future. We also expect that spunlace cotton nonwoven product will enter the market in approximately August 2006.

The medical dressings and medical disposables market is also subject to consumption patterns and trends. One such trend or consumption pattern relates to the age demographics of the end users of our products. On average, the population is aging and life spans are generally increasing. As the general population begins to include a larger percentage of older people, we anticipate that more medical care will be required, and that this will result in increased sales of our products.

Another trend or consumption pattern in our industry is that hospitals are increasingly seeking to reduce their costs. One method hospitals employ to reduce costs is to seek alternative products that increase efficiency or reduce labor costs. For example, disposable catheters may reduce the need for frequent changes of diapers and bed sheets. Other popular disposable products used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothes and accessories. We believe the demand for cost effective products and healthcare solutions and an increasing emphasis on health in the U.S. and EU will bring an increase in the demand for medical instruments, medical dressings and medical disposables products.

Also affecting our industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may make them restricted by environmental protection regulations and negatively affect sales of these products. We believe this trend will benefit us in competing with our competitors because our new products will be primarily made of natural cotton which is an environmentally friendly raw material and our new nonwoven fabric manufacturing capabilities enables us to make our new products with natural cotton at lower costs.

We also believe that there is a trend in our industry that is resulting in the geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries, such as China, where labor and manufacturing costs are generally lower. As a result of the lower cost structure and rapid development of the Chinese economy, we are seeing more foreign multinational companies are entering the Chinese market to produce their goods and China’s emergence as part of the global production and supply chain for large multinational corporations. Simultaneously, we believe that the worldwide perception of the quality level of Chinese products is improving. We anticipate that this trend of large multinational companies seeking to produce their products in China will benefit us especially since our main business model is to act on an OEM basis.

Finally, we estimate that China’s current annual exports of medical dressings and medical disposables products still account for a small percentage of total world market demand , and therefore we believe there is a significant opportunity to expand China’s export volume in this area. Recognizing this opportunity, the Chinese government has been encouraging domestic companies that manufacture medical dressings and medical disposables to increase their export activities. Our view is that this presents a significant opportunity for us.

Competition

We compete based upon manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

We encounter significant competition from within China and throughout the world. Some of our competitors have greater financial resources, larger staff, and more established market recognition in both domestic Chinese and international markets than we have. We believe that our China-based competitors have lower labor costs, but that their products often lack diversity. With respect to our competitors located outside of China, we believe that competitors in India utilize older equipment to manufacture their products resulting in lower product quality and that our competition in Europe and the Americas may have a geographic advantage in the EU and U.S. markets, but are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

This level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Results of Operations

Comparison for the Three Months Ended March 31, 2006 and 2005

The following table summarizes the results of our operations during the three months ended March 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2006 to the three months ended March 31, 2005.

All amounts, other than percentages, in millions of U.S. dollars

Item	3 Month Period Ended on 3/31/06	3 Month Period Ended on 3/31/05	Increase (Decrease)	% Increase (% Decrease)
Sales Revenue	16.05	13.62	2.43	17.84
Costs of Goods Sold	12.56	10.66	1.9	17.82
Gross Profit	3.49	2.97	0.52	17.51
Total operating fees	2.15	1.52	0.63	41.45
Financial Costs	0.03	0.11	(0.08)	(72.73)
Gain on Disposal of a Subsidiary	0	1.05	(1.05)
Income tax	0.06	0.13	(0.07)	(53.85)
Net income	1.41	2.34	(0.93)	(39.74)

Sales Revenue

Our total revenue for the three months ended March 31, 2006 amounted to $16.05 million, which is $2.43 million or almost 17.84% more than that of the same period ended on March 31, 2005, where we had revenues of $13.62 million. The increase in our revenue is mainly the result of increases in manufacturing capacity and the market expansion.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the three months period ended on March 31, 2006 and 2005. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	3 Months Period Ended on 3/31/06	Percentage of Total Revenues	3 Months Period Ended on 3/31/05	Percentage of Total Revenues
Europe	5.43	33.83	4.15	30.47
Japan	4.07	25.36	3.48	25.55
America	1.08	6.73	0.89	6.53
China	1.86	11.59	1.63	11.97
Other	3.61	22.49	3.47	25.48
Total	16.05	100.00	13.62	100.00

As the table above indicates, Japanese and European markets account for about 60% of our sales. Sales in China account for approximately 11.59% and 11.97% of our total sales over each of the three months ended March 31, 2006 and 2005. Sales in America account for approximately 6.73% and 6.53% of our total sales over each of the three months ended March 31, 2006 and 2005. Sales in other countries aggregated together were approximately 22.49% and 25.48% of our total sales in each of the three months ended March 31, 2006 and 2005.

Cost of Goods Sold

Our cost of goods sold increased to approximately $12.56 million for the three month period ended March 31, 2006 as compared to approximately $10.66 million for the same period of the prior year, an increase of approximately $1.9 million, or about 17.82%. We believe the increase in cost of goods sold is in line with the increase of our sales revenue.

Gross Profits

Our gross profit was approximately $3.49 million for the three month period ended March 31, 2006 as compared to approximately $2.97 million for the same period of the prior year, an increase of approximately $0.52 million, or about 17.51%. The percentage of the gross profit to the total sales revenues are 21.74% for the three month period ended March 31, 2006, as compared to 21.81% for the same period ended March 31, 2005.

Selling Expenses

Selling expenses increased to approximately $1.04 million for the three month period ended March 31, 2006 as compared to approximately $0.77 million for the same period of the prior year, an increase of approximately $0.27 million or about 35.06%. The increase in selling expenses are mainly attributable to the increased sales volume, expansion of our sales department, and the raise of freight cost.

Administrative Costs

Administrative expense increased to approximately $1.11 million (6.92% of the total revenue) for the three month period ended March 31, 2006 as compared to approximately $0.75 million (5.51% of total revenue) for the same period of the prior year, an increase of approximately $0.36 million or about 48%. The increase is mainly attributable to the approximately $0.29 million fees we paid in connection with maintaining our public reporting company status in the second fiscal quarter of 2006. Without considering the above maintenance costs, our administrative costs increase approximately $0.07 million or about 9.33% from the three month period ended March 31, 2005 to the same period in 2006, which we believe is in line with our increase in the sales revenue.

Financial Costs

Financial expenses decreased to approximately $0.03 million (0.19% of the total revenue) for the three month period ended March 31, 2006 as compared to approximately $0.11 million (0.81% of total revenue) for the same period of the prior year, a decrease of approximately $0.08 million or about 72.73%. Our financial expenses consist of interest expenses of bank loans which are primarily used to purchase manufacturing facilities and to improve our production capacity. The decrease of financial costs is mainly attributable to the decrease of outstanding bank loans.

Gain on Disposal of a Subsidiary

In 2005, we sold 60% of our equity interest in our subsidiary Winner Medical & Textile Ltd., Xishui or Winner Xishui to Lohman & Rauscher Limited which resulted in an one time after-tax income of $1.05 million.

Income taxes

Our income tax provision for three months ended March 31, 2006 was $0.06 million compared to $0.13 million for the three months ended March 31, 2005, an decrease of $0.07 million.

Companies in China are generally taxed at a rate of 33% of assessable profit, consisting of a 30% national tax and a 3% local tax. All of our subsidiaries in China have applied for an exemption from the local taxes. For foreign investment enterprises like us that are established in a Special Economic Zone or a Coastal Open Economic Zone, where some of our subsidiaries are located, and which are engaged in production oriented activities, the national tax rate could be reduced to 15%. Our subsidiaries incorporated in China, except Shanghai Winner Medical Apparatus Co., Ltd, are subject to Chinese income taxes at the applicable tax rates on taxable income as reported in their statutory accounts in accordance with the relevant tax laws for two years starting from the first profit making year, followed by a 50% tax exemption for the next three years. For those of our subsidiaries located in the middle west of China, the 50% tax exemption is granted for a further three years after the tax holiday.

Net income (profit after taxes)

Net profit decreased to approximately $1.41 million for the three month period ended March 31, 2006 as compared to approximately $2.34 million for the same period of the prior year, a decrease of approximately $0.93 million or about 39.74%. The decrease is mainly attributable to an one-time gain of $1.05 million from selling 60% of our equity interest in Winner Xishui in 2005. In addition, we completed the reverse merger of Winner Group Limited in December 2005, and as a result, we incurred approximately $0.29 million for maintaining our public reporting company status in the second fiscal quarter of 2006. Excluding the one-time gain of $1.05 million received from 2005 and the above maintenance fee, our net profit is approximately $1.7 million for the three month period ended March 31, 2006 as compared to approximately $1.29 million for the same period of the prior year, an increase of approximately $0.41 million or about 31.78%.

Comparison for the Six Months Ended March 31, 2006 and 2005

The following table summarizes the results of our operations during the six months ended March 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the six months ended March 31, 2006 to the six months ended March 31, 2005.

All amounts, other than percentages, in millions of U.S. dollars

Item	6 Month Period Ended on 3/31/06	6 Month Period Ended on 3/31/05	Increase (Decrease)	% Increase (% Decrease)
Sales Revenue	32.28	26.67	5.61	21.04
Costs of Goods Sold	24.40	20.37	4.03	19.79
Gross Profit	7.89	6.30	1.59	25.24
Total operating fees	4.73	3.57	1.16	32.50
Financial Costs	0.18	0.23	(0.05)	(21.74)
Gain on Disposal of a Subsidiary	0	1.05	(1.05)	-
Income tax	0.23	0.17	0.06	35.30
Net income	3.02	3.65	(0.63)	(17.26)

Sales Revenue

Our total revenue for the six months ended March 31, 2006 amounted to $32.28 million, which is $5.61 million or almost 21.04% more than that of the same period ended on March 31, 2005, where we had revenues of $26.67 million. The increase in our revenue is mainly the result of increases in manufacturing capacity and the market expansion.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the six months period ended on March 31, 2006 and 2005. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	6 Months Period Ended on 3/31/06	Percentage of Total Revenues	6 Months Period Ended on 3/31/05	Percentage of Total Revenues
Europe	11.02	34.15	8.54	32.03
Japan	8.68	26.87	7.11	26.66
America	3.09	9.59	2.45	9.20
China	3.77	11.68	3.03	11.35
Other	5.72	17.71	5.54	20.76
Total	32.28	100.00	26.67	100.00

As the table above indicates, Japanese and European markets account for over 60% of our sales. Sales in China account for over 11.68% and 11.35% of our total sales over each of the six months ended March 31, 2006 and 2005. Sales in America account for over 9.59% and 9.20% of our total sales over each of the six months ended March 31, 2006 and 2005. Sales in other countries aggregated together were approximately 17.71% and 20.76% of our total sales in each of the six months ended March 31, 2006 and 2005.

Cost of Goods Sold

Our cost of goods sold increased to approximately $24.40 million for the six month period ended March 31, 2006 as compared to approximately $20.37 million for the same period of the prior year, an increase of approximately $4.03 million, or about 19.79%. The percentage of the cost of sales to the total revenues are 75.59% for the six month period ended March 31, 2006, a decrease of 0.79% as compared to the same period ended March 31, 2005 where the percentage of the cost of sales to the total revenue was 76.38%.

Gross Profits

Our gross profit was approximately $7.89 million for the six month period ended March 31, 2006 as compared to approximately $6.30 million for the same period of the prior year, an increase of approximately $1.59 million, or about 25.24%. The percentage of the gross profit to the total sales revenues are 24.45% for the six month period ended March 31, 2006, as compared to 23.63% for the same period ended March 31, 2005, an increase of approximately 0.82%. The increase of the gross profits are primarily the result of deceased cost of good sold.

Selling Expenses

Selling expenses increased to approximately $2.60 million for the six month period ended March 31, 2006 as compared to approximately $2.06 million for the same period of the prior year, an increase of approximately $0.54 million or about 26.22%. Selling expenses mainly consist of freight expenses, compensation of sales personnel, and the marketing expenses. Freight expenses were $1.94 million for the six month period ended March 31, 2006 as compared to approximately $1.35 million for the same period of the prior year, an increase of approximately $0.59 million or about 43.71%. The increase in selling expenses are mainly attributable to the increased sales volume, expansion of our sales department, and the raise of freight cost.

Administrative Costs

Administrative expense increased to approximately $2.13 million (6.60% of the total revenue) for the six month period ended March 31, 2006 as compared to approximately $1.51 million (5.67% of total revenue) for the same period of the prior year, an increase of approximately $0.62 million or about 41.06%. The increase is mainly attributable to the approximately $0.29 million fees we paid in connection with maintaining our public reporting company status in the second fiscal quarter of 2006. Without considering the above maintenance costs, our administrative costs increase approximately $0.33 million or about 21.86% from the six months period ended March 31, 2005 to the same period in 2006, which we believe is in line with our increase in the sales revenue.

We are the in the process of implementing the SAP ERP system and hired IBM as our consultant for such implementation. We are also working on improving our internal control system to ensure the compliance with SOX 404. As a result, we expect that our administrative costs will increase in the next a few fiscal quarters.

Financial Costs

Financial expenses decreased to approximately $0.18 million (0.56% of the total revenue) for the six month period ended March 31, 2006 as compared to approximately $0.23 million (0.87% of total revenue) for the same period of the prior year, a decrease of approximately $0.05 million or about 21.74%. Our financial expenses consist of interest expenses of bank loans which are primarily used to purchase manufacturing facilities and to improve our production capacity. The decrease of financial costs is mainly attributable to the decrease of outstanding bank loans.

Gain on Disposal of a Subsidiary

In 2005, we sold 60% of our equity interest in our subsidiary Winner Medical & Textile Ltd., Xishui or Winner Xishui to Lohman & Rauscher Limited which resulted in an one time after-tax income of $1.05 million.

Income taxes

Our income tax provision for six months ended March 31, 2006 was $0.23 million compared to $0.17 million for the six months ended March 31, 2005, an increase of $0.06 million.

Companies in China are generally taxed at a rate of 33% of assessable profit, consisting of a 30% national tax and a 3% local tax. All of our subsidiaries in China have applied for an exemption from the local taxes. For foreign investment enterprises like us that are established in a Special Economic Zone or a Coastal Open Economic Zone, where some of our subsidiaries are located, and which are engaged in production oriented activities, the national tax rate could be reduced to 15%. Our subsidiaries incorporated in China, except Shanghai Winner Medical Apparatus Co., Ltd, are subject to Chinese income taxes at the applicable tax rates on taxable income as reported in their statutory accounts in accordance with the relevant tax laws for two years starting from the first profit making year, followed by a 50% tax exemption for the next three years. For those of our subsidiaries located in the middle west of China, the 50% tax exemption is granted for a further three years after the tax holiday.

Net income (profit after taxes)

Net profit decreased to approximately $3.02 million for the six month period ended March 31, 2006 as compared to approximately $3.65 million for the same period of the prior year, a decrease of approximately $0.63 million or about 17.26%. The decrease is mainly attributable to an one-time gain of $1.05 million from selling 60% of our equity interest in Winner Xishui in 2005. In addition, we completed the reverse merger of Winner Group Limited in December 2005, and as a result, we incurred approximately $0.29 million for maintaining our public reporting company status in the first six months of 2006. Excluding the one-time gain of $1.05 million received from 2005 and the above maintenance fee, our net profit is approximately $3.31 million for the six month period ended March 31, 2006 as compared to approximately $2.60 million for the same period of the prior year, an increase of approximately $0.71 million or about 27.31%.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents of approximately $6.12 million.

We have loan facilities with Chinese banks which amounted to approximately $2.245 million. These loan facilities are all secured by our real property and other assets. These loan facilities have annual interest rates averaging 5.58 percent in fiscal year 2006.

As of March 31, 2006, the maturities for these bank loans are as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
ICBC HuBei	0.249	10/19/05	10/13/06	12 months
	0.499	10/20/05	10/18/06	12 months
	0.499	10/20/05	10/17/06	12 months
	0.499	10/20/05	10/16/06	12 months
	0.499	10/20/05	10/12/06	12 months
Total	2.245

As shown in the above table, we plan to either repay this debt as it matures or refinance this debt with other debt. We also have $3.12 million bank loans available from Shenzhen Commercial Bank to be used.

On December 16, 2005, prior to the consummation of the share exchange with us, We completed a private placement of our common share to 15 accredited investors for raising $10,400,000 in gross proceeds. In addition, another 793,260 shares of our common stock were issued separately for in exchange for $1,600,000. As a result of these private placement transactions, we raised a total of $12,000,000 in gross proceeds, which left us with approximately $10,882,516 in net proceeds after the deduction of approximately $1,117,484 offering expenses.

We believe that our currently available working capital, after receiving the aggregate proceeds of the capital raising activities and the credit facilities referred to above, short-term investments and future cash provided by operating activities will be sufficient to meet our operations at our current level and working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Off-Balance Sheet Arrangements

We have loan facilities with Chinese banks that allow us to borrow up to $3.12 million.  These loan facilities are all secured by our real property and other assets.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

RISK FACTORS

There are several material risks associated with our business and an investment in our stock. You should carefully consider the risks and uncertainties described below. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down.

RISKS RELATED TO OUR BUSINESS

Our dependence upon international customers may impede our ability to supply products.

During the last fiscal year, about ninety percent of our products were sold internationally. As a result, we are subject to risks associated with shipping products across borders, including shipping delay. If we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed.

We engage in international sales, which expose us to trade restrictions.

As a result of our product sales in various geographic regions, we may be subject to the risks associated with customs duties, export quotas and other trade restrictions which could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, the future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on us. Further, we cannot assure you that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under U.S. laws. We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

Expansion of our business may put added pressure on our management, financial resources and operational infrastructure impeding our ability to meet any increased demand for our medical products and possibly hurting our operating results.

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

We are subject to potential product liability claims for which we do not have insurance coverage.

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

The medical products in the medical dressings and medical disposables industry change dramatically with new technological advancements. We are currently conducting research and development on a number of new products, which require a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in greater fixed costs and operating expenses.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We are not subject to these requirements for our fiscal year ending September 30, 2005, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending September 30, 2007. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure and Chinese accounting standards and regulations may limit the payment of dividends.

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

RISKS RELATED TO OUR INDUSTRY

Cost containment measures that are prevalent in the healthcare industry may reduce margins.

The health care market accounts for most of the demand for medical disposable products. The health care market has been typified in recent years by strict cost containment measures imposed by governmental agencies, private insurers and other "third party" payors of medical costs. In response to these economic pressures, virtually all segments of the health care market have become extremely cost sensitive and in many cases hospitals and other health care providers have become affiliated with purchasing consortiums which are charged with obtaining large quantities of needed products at the lowest possible cost. These factors in combination have hindered suppliers and manufacturers of these products like us who may not be able to supply the large quantities sought by the purchasing consortiums or who are unable to respond to the need for lower product pricing.

Our failure to comply with ongoing governmental regulations could hurt our operations and reduce our market share.

In China, medical sanitary materials and dressings (including medical gauzes, absorbent cottons, bandages and disposable surgical suits) are supervised as medical devices and are administered by the Department of Medical Device of State Drug Administration of China. The technology and specifications of these types of products must be consistent with Regulations for the Supervision and Administration of Medical Devices of China and the relevant Chinese laws and standards. In addition, since we sell our products in the international markets, our products also are subject to regulations imposed by various governmental agencies in the markets where our products are sold. For example, all our medical dressings and medical disposables products exported to the U.S. must be listed with FDA. All our products exported to EU countries must have the CE certificate. We also need a Certificate of Foreign Manufacture for Japan market. These layers of regulation cause delays in the distribution of our products and may require us to incur operating costs resulting from the need to obtain approvals and clearances from regulators. As to date, we have reached the applicable standards and obtained the required certificates in the markets mentioned above.

Our margins are reduced when we sell our products to customers though buying group.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This has an unknown effect on our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;
•	Control of foreign exchange;
•	Methods of allocating resources;
•	Balance of payments position;
•	International trade restrictions; and
•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

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

China has only recently permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership of business enterprises. Our ability to operate in China may be harmed by changes in its economic policies and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “WMDG.OB”. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Although as of May 9, 2006, the closing bid and asked prices for our common stock were $9.25 per share and we have met the net worth exemption from the “penny stock” definition since December 16, 2005, no assurance can be given that our stock will continue to have a market price of $5.00 or more per share and such exemption will be maintained. As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Mr. Jianquan Li owns approximately 80% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-QSB, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Our subsidiaries Hubei Winner Textile Co., Ltd and Winner Medical & Textile Co., Ltd. Tianmen, are currently involved in an action brought by a resident group consisting of 388 residents residing at Jianshe South Road, Yuekou Town, Tianmen City, China against Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. in the Intermediate People’s Court of Hanjiang City, Hubei, China. The plaintiffs allege that Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. acquired the right to use certain land from the plaintiffs and failed to pay off the full amount of fees agreed upon by the parties. The Plaintiffs are seeking to recover a fee of approximately $930,000 (RMB 7,379,230) and requesting our subsidiaries to bear several and joint liabilities with the named defendants. Winner International Trading Company acquired the disputed land from Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. in 2000 and such land is currently occupied by Hubei Winner Textile Co., Ltd and Winner Medical & Textile Co., Ltd. Tianmen. On June 20, 2005, the intermediate court ruled against the plaintiffs. The plaintiffs appealed on June 30, 2005 and the case is still pending in Hubei Superior People’s Court, China. We are not able to predict the outcome of this action at this time. An adverse determination could have an adverse effect on our financial condition, results of operation and cash flows.

Our subsidiary Chongyang Wenqiang Medical Treatment Materials Co., Ltd. or Chongyang Wenqiang is in the process of liquidation. Chongyang Wenqiang’s business license expired on September 27, 2005 and Winner’s board of directors decided it was in the best interest of Winner not to continue the operation of Chongyang Wenqiang. Chongyang Wenqiang filed for liquidation on September 28, 2005. We expect the liquidation process will be completed by approximately the end of June 2006.

Except as provided above, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

To our knowledge, no director, officer or affiliate of ours, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In December 2005, our subsidiary Winner Industries (Shenzhen) Co., Ltd. or Winner Shenzhen entered into a license agreement with SAP Beijing Software System Co., Ltd. pursuant to which SAP Beijing Software System Co., Ltd. granted us a non-exclusive, perpetual license to the use of SAP’s proprietary software and related documentations in China.

In December 2005, Winner Shenzhen entered into an equipment sales agreement with Shenzhen Skybility Technology Co., Ltd. or Skybility pursuant which Winner Shenzhen purchased a large amount of IBM equipments from Skybility to update our computer system.

In December 2005, Winner Shenzhen entered into a business consulting and system integration services agreement with IBM Business Consulting Services or IBCS pursuant to which IBCS will assist us in implementing and optimizing the SAP ERP project and improving our business processing management.

In April 2006, Shenzhen Bureau of Science Technology & Information has formally recognized Winner Shenzhen as a High-technology Enterprise. This recognition will bring Winner Shenzhen more benefits on tax exemptions, which extends Winner Shenzhen’s 50% tax exemption for 5 more years.

Our board of directors decided it was in the best interest of Winner to transfer all the business operations of our subsidiary Winner Medical International Trading Co., Ltd. or Winner Hong Kong to Winner Shenzhen. In April 2006, we stopped all the business operations of Winner Shenzhen and will file the liquidation of Winner Hong Kong in the next few months.

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

DATED: May 15, 2006

WINNER MEDICAL GROUP INC.

By: /s/ Jianquan Li ------------------------------------- Chief Executive Officer (Principal Executive Officer and Principal Financial or Accounting Officer)

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