Form 10-Q
period 2006-06-30
WINNER MEDICAL GROUP INC
filed 2006-08-11
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-16547

WINNER MEDICAL GROUP INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-0215298
(State or other jurisdiction of	(I.R.S. Employee. Identification. No.)
incorporation or organization)

Longhua, Shenzhen City, 518109
People’s Republic of China

(Address of principal executive offices)

(86-755) 28138888

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No __

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2006 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,677,171

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30	September 30
2006	2005
(Unaudited)
US$	US$

ASSETS

Current assets:
Cash and cash equivalents	2,530,657	2,650,867
Accounts receivable, less allowances for doubtful accounts of US$15,008 and US$12,643 at June 30, 2006 and September 30, 2005, respectively	7,804,695	8,257,923
Amounts due from affiliated companies	512,857	116,804
Inventories	11,972,856	10,476,534
Prepaid expenses and other current assets	5,425,488	4,268,072
Income taxes recoverable	27,576	57,649
Total current assets	28,274,129	25,827,849

Property, plant and equipment, net	32,312,090	26,834,824
Investment in an equity investee	1,020,474	1,009,318
Intangible assets, net	39,616	38,288
Prepaid expenses and deposits	235,112	219,125
Deferred tax assets	209,865	294,021
Total assets	62,091,286	54,223,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	2,876,582	8,773,881
Accounts payable	3,177,608	3,490,047
Accrued payroll and employee benefits	1,128,053	1,150,036
Customer deposits	351,762	99,994
Other accrued liabilities	1,373,409	2,279,845
Amount due to a stockholder	1,539	168,817
Amounts due to affiliated companies	165,387	255,611
Dividend payable	856,304	1,872,750
Income taxes payable	583,807	576,157
Total current liabilities	10,514,451	18,667,138

Deferred tax liabilities	1,394	37,271
Total liabilities	10,515,845	18,704,409

Commitments and contingencies

Minority interests	1,138,491	1,164,186

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 stock, stock issued and outstanding June 30, 2006 - 44,677,171 shares; September 30, 2005 - 36,991,105 shares	44,677	36,991
Additional paid-in capital	30,229,133	19,020,848
Retained earnings	18,604,688	14,104,400
Statutory reserves	511,378	471,850
Accumulated other comprehensive income	1,047,074	720,741
Total stockholders’ equity	50,436,950	34,354,830
Total liabilities and stockholders’ equity	62,091,286	54,223,425

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30		Nine months ended June 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	US$	US$	US$	US$

Net sales	14,951,712	13,132,101	47,236,275	39,800,953

Cost of sales	(10,596,058)	(8,785,466)	(34,993,729)	(29,153,955)
Gross profit	4,355,654	4,346,635	12,242,546	10,646,998

Other operating income, net	(12,705)	(36,161)	201,154	270,681
Selling, general and administrative expenses	(2,633,463)	(2,113,971)	(7,361,512)	(5,681,772)

Income from operations	1,709,486	2,196,503	5,082,188	5,235,907
Gain on disposal of a subsidiary	-	-	-	1,049,239
Interest income	15,494	1,098	26,914	2,058
Interest expense	(34,828)	(110,013)	(215,303)	(338,050)
Share of undistributed earnings in an equity investee	(6,278)	7,907	10,618	10,858
Income before income taxes and minority interests	1,683,874	2,095,495	4,904,417	5,960,012

Income taxes	(156,151)	(270,410)	(381,182)	(443,440)
Income before minority interests	1,527,723	1,825,085	4,523,235	5,516,572

Minority interests	(9,551)	12,276	16,581	(31,131)
Net income	1,518,172	1,837,361	4,539,816	5,485,441

Other comprehensive income
Foreign currency translation difference	125,351	-	326,333	-

Comprehensive income	1,643,523	1,837,361	4,866,149	5,485,441

Net income per stock
- basic	0.03	0.05	0.11	0.15
- diluted	0.03	0.05	0.11	0.15

Weighted average common stock outstanding
- basic	44,673,136	36,991,105	42,505,944	36,991,105
- diluted	44,676,103	36,991,105	42,506,933	36,991,105

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	Earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2005	36,991,105	36,991	19,020,848	14,104,400	471,850	720,741	34,354,830
Shares issued for reverse takeover	1,562,271	1,562	1,089	-	-	-	2,651
Issuance of common stock	6,082,995	6,083	10,876,433	-	-	-	10,882,516
Issuance of employee stock	40,800	41	316,159			-	316,200
Stock options granted	-	-	14,604	-	-	-	14,604
Foreign currency translation difference	-	-	-	-	-	326,333	326,333
Net income	-	-	-	4,539,816	-	-	4,539,816
Transfer to statutory reserves	-	-	-	(39,528)	39,528	-	-

Balance at June 30, 2006	44,677,171	44,677	30,229,133	18,604,688	511,378	1,047,074	50,436,950

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30
	2006	2005
	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	4,539,816	5,485,441
Adjustment to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	1,966,800	1,457,995
Impairment for property, plant and equipment	-	157,062
Amortization of intangible assets	3,762	2,155
Loss on disposal of property, plant and equipment	142,845	-
Gain on disposal of a subsidiary	-	(1,165,821)
Minority interests	(16,581)	31,131
Share of undistributed earnings in an equity investee	(10,618)	(10,858)
Provision for stock based compensation expenses	282,366	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	552,997	(2,244,880)
Amount due from affiliated companies	(394,642)	52,408
Inventories	(1,369,748)	(1,018,680)
Prepaid expenses and other current assets	(1,105,851)	(620,063)
Income taxes recoverable	30,769	39,840
Deferred tax assets	87,708	(22,415)
Non-current prepaid expenses and deposits	(13,340)	(169,964)
Notes payable	-	(219,057)
Accounts payable	(354,605)	1,062,384
Accrued payroll and employee benefits	(35,877)	358,939
Customer deposits	250,561	(7,751)
Other accrued liabilities	(1,106,854)	(412,052)
Amount due to affiliated companies	(93,312)	119,686
Income taxes payable	689	291,964
Deferred tax liabilities	(36,327)	(15,099)
Net cash generated from operating activities	3,320,558	3,152,365

Cash flows from investing activities
Purchase of property, plant and equipment	(6,982,850)	(3,767,172)
Increase in intangible assets	(4,627)	(6,821)
Proceeds from disposal of a subsidiary, net of cash disposed	-	2,373,542
Loss on change in fair value of foreign exchange contract	43,832	-
Net cash used in investing activities	(6,943,645)	(1,400,451)

Cash flows from financing activities
Issuance of common stock	11,062,647	-
Proceeds from bank borrowings	4,098,968	2,416,334
Repayment of bank borrowings	(10,102,270)	(2,996,254)
Amount due to stockholders	(169,318)	(622,755)
Dividend paid	(1,039,072)	-
Proceeds from minority interest	-	138,003
Net cash generated from (used in) financing activities	3,850,955	(1,064,672)

Effect of foreign currencies on cash flows	(348,078)	-

Net (decrease) increase in cash and cash equivalents	(120,210)	687,242
Cash and cash equivalents, beginning of period	2,650,867	1,544,131
Cash and cash equivalents, end of period	2,530,657	2,231,373

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	215,303	338,050
Income taxes	289,991	146,920

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation of Financial Statements

The accompanying condensed consolidated financial statements of Winner Medical Group Inc (“Winner Medical” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the nine months ended June 30, 2006 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2005. The Company follows the same accounting policies in preparation of interim reports.

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2. Description of Business

The principal activities of the Company and its subsidiaries consist of research and development, manufacturing and trading of medical dressings and medical disposables. All activities of the Group are principally conducted by subsidiaries operating in the People’s Republic of China (“PRC”).

3. Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of FIN 48.

4. Net Income Per Share

Net income per share-Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At June 30, 2006 and 2005, there were no potentially dilutive shares or common stock equivalents.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income Per Share-Continued

Basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

	Nine months ended June 30
	2006	2005
	(Unaudited)
	US$	US$
Net income	4,539,816	5,485,441
Weighted average common shares outstanding
- basic	42,505,944	36,991,105
- diluted	42,506,933	36,991,105
Net income per share
- basic	0.11	0.15
- diluted	0.11	0.15

5. Inventories

Inventories by major categories are summarized as follows:
	June 30	September 30
	2006	2005
	(Unaudited)
	US$	US$
Raw materials	4,207,059	4,589,013
Work in progress	3,626,898	3,193,074
Finished goods	4,251,445	2,824,286
	12,085,402	10,606,373
Less: allowances for slowing moving items	(112,546)	(129,839)
	11,972,856	10,476,534

6. Income Taxes

United States

The Company is incorporated in the United States of America and are subject to United States of America tax law. No provisions for income taxes has been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the nine months ended June 30, 2006 and 2005 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical International Trading Co., Ltd., a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for profits tax has been made as the subsidiary has no net assessable income for the year/period. The applicable statutory tax rate for the nine months ended June 30, 2006 and 2005 is 17.5%.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Income Taxes-Continued

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

Foreign enterprises in Shenzhen, PRC, are also eligible for a refund of tax paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year. Had the all above tax holidays and refunds not been available, the tax charge would have been higher by US$892,838 and US$1,360,654 and the basic and diluted net income per share would have been lower by US$0.021 and US$0.037 for the nine months ended June 30, 2006 and 2005, respectively.

7. Related Party Transactions

During the nine months ended June 30, 2006, the Company purchased goods from L+L Healthcare Hubei Co., Ltd., an equity investee, for US$790,300. As of June 30, 2006, amount due from the equity investee was US$130,749.

During the nine months ended June 30, 2006 and 2005, the Company purchased goods from Safe Secure Packing (Shenzhen) Co., Ltd. for US$916,664 and US$579,922 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. during the periods. As of June 30, 2006, amount due to Safe Secure Packing (Shenzhen) Co., Ltd was US$141,653.

During the nine months ended June 30, 2006 and 2005, the Company sold goods to Kangsoon Import & Export Trading Co. Ltd. Shenzhen for US$Nil and US$472,779 and purchased goods from it for US$Nil and US$118,426 respectively. Mr. Xiuyuan Fang, director of the Company, has a controlling interest in Kangsoon Import & Export Trading Co. Ltd. Shenzhen during the periods. As of June 30, 2006, there were no outstanding balances due to Kangsoon Import & Export Trading Co. Ltd. Shenzhen.

During the nine months ended June 30, 2006 and 2005, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$762,456 and US$93,416 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of June 30, 2006, the outstanding balance due from Winner Medical & Textile (H.K.) Limited was US$371,204.

The amounts due from/to the above affiliated companies are unsecured, interest free and approximate normal trading terms.

Amount due to a stockholder mainly represents advances from Mr. Jianquann Li for the acquisition of plant and machinery. The outstanding balance is unsecured, interest free and has no fixed repayment term.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation

Stock-Based Compensation- In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. 123(R) supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees and amends SFAS No.95, “Statement of Cash Flows”. Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) was to be effective from the beginning of the first interim or annual reporting period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS No. 123(R). As a result, SFAS No. 123(R) will be effective from the beginning of the first annual reporting period after June 15, 2005. The adoption of SFAS No. 123(R) does not have a material impact on the Company’s financial position, results of operations or cash flows as the Company has not granted any options to employees.

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions are fully transferable and negotiable in a free trading market, to value its options under the independent director’s contract. Use of an option valuation model, as required by SFAS 123 (R), “Accounting for Stock-Based Compensation”, includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.

	Nine months ended June 30
	2006	2005
	(Unaudited)
	US$	US$

Risk free interest rate	5.0%	N/A
Volatility	153%	N/A
Expected life (years)	3	N/A
Dividends	-	N/A
Weighted average fair value of options granted during the period	4.96	N/A

On April 18, 2006, the Company adopted a 2006 Equity Incentive Plan pursuant to which it may grant equity incentives in the form of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance grants, and stock bonuses to its and its affiliates’ employees, officers, directors, consultants, independent contractors and advisors. The Company has reserved 5,000,000 shares of its common stock for issuance pursuant to this plan. On April 21, 2006, the Company issued a total of 20,400 shares of common stock, to 223 employees at contracted price of US$8.70 per share in accordance with the 2006 Equity Incentive Plan, for a gross proceeds of US$177,480. Pursuant to the 2006 Equity Incentive Plan, the Company also issued another 20,400 bonus shares of common stock to these 223 employees.

On May 30, 2006, a consulting company, Heritage Management Consultants, Inc. (“Heritage”), was entitled 50,000 shares of common stock which shall be delivered on or before July 31, 2006. No common stock was delivered to Heritage up to the end of June 30, 2006.

In a contract signed on May 8, 2006, the Company agrees to grant to the independent directors each year non-qualified options for the purchase up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three (3) years from the grant date and have an exercise price equal to the fair market value on the grant date. These options shall be vested in equal installments on a quarterly basis. Upon execution of this Agreement, the Company shall grant the prorated amount of initial options (5,000). Such options may be adjusted from time to time as agreed by the parties. The Company uses the Black-Scholes option-pricing model, to value its options granted to the independent directors, and recorded the relating compensation expenses accordingly.

The company has accrued the compensation expenses of US$129,041 for the consulting company, and also recorded the compensation expenses of US$138,720 and US$14,604 for the staff shares and independent director’s option in administrative expenses respectively, up to the period ended June 30, 2006.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

Operating leases-The Company was obligated under operating leases requiring minimum rentals as follows:

(Unaudited)
US$
three months ending September 30, 2006 Years ending September 30	90,005
2007	221,861
2008	178,714
2009	66,514
2010	27,986
Total minimum lease payments	585,080

Rental expenses under operating leases included in the statement of income were US$246,888 and US$54,708 for the nine months ended June 30, 2006 and 2005, respectively.

The Company has also leased out some of its unused factory facilities and production line to third parties. The Company has signed a lease agreement in 2004 and leased a factory building to a third party for a period of 3 years. In addition, the Company has also signed an airstreams carding lease agreement and leased its airstreams carding production line, factory, equipment, warehouse and ancillary facilities to an individual. The lease term is 3 years until November 1, 2007. As of June 30, 2006, the total minimum rental receivable was US$100,730.

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, computer equipment and SAP system implementation program with estimated non-cancelable obligations of US$2,062,704 as of June 30, 2006.

The Company has also entered into agreements with construction companies to construct new factory and buildings and estimated non-cancelable obligations under these agreements as of June 30, 2006 were US$1,405,978.

In addition, the Company has entered into an agreement with the local government of Huang Gang to acquire a land use right in PRC at a consideration of US$650,358.

Foreign currency forward contract obligations-The Company’s subsidiaries in the PRC utilize their local currency as their functional currency. The functional currency is used to pay material purchased, labor and other operating costs. However, these subsidiaries have client contracts wherein revenue is invoiced and collected in US$. Since the management foresees that RMB will appreciate against US$, the Company has contracted with a commercial bank to hedge for future trade receipts as an economic hedge against its future US$ denominated cash flows. These contracts generally expire within one to six months. The foreign exchange forward contracts entered into by the Company are not designated as hedge instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, any changes in the fair value of such contracts are reflected in earnings.

The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

On December 30, 2005, the Company entered into several foreign currency forward contracts totaling US$18,000,000 with a commercial bank to hedge for future trade receipts from normal course of sales of goods in U.S. dollars against RMB. As at June 30, 2006, the outstanding balance of the foreign currency contracts is US$4,500,000, with negative fair value of US$46,395. The accrued loss of change in fair value of the derivatives was charged to selling, general and administrative expenses. Net exchange loss totaling US$43,832 has been debited in selling, general and administrative expenses for the nine months ended June 30, 2006.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies-Continued

On May 30, 2006, the Company has further amended the consulting agreement with Heritage. Pursuant to the agreement, as amended, Heritage will assist the Company in meeting the obligations as a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 restricted shares of common stock of the Company, which shall be delivered on or before July 31, 2006. The shares shall be restricted stock and the certificate representing the shares shall bear a customary legend referring to the Securities Act of 1933. Heritage is prohibited from trading these shares during the term of the agreement if these shares become freely tradable during the term. The Company agrees to file with the Securities an Exchange Commission a Registration Statement on S-8 registering the sale by Heritage and its assignees of the Proposed Shares (the “Resale Registration Statement”) before December 31, 2006. On June 30, 2006, the 50,000 restricted shares have not been issued yet. The Company has to remeasure the fair value of shares at the date of issuance and at each subsequent valuation date until these shares become fully vest. As of June 30, 2006, the fair value of the 50,000 restricted shares based on the market price of US$6.0 per share was US$300,000. The compensation expense recorded up to June 30, 2006 was US$129,041.

Director Compensation-On May 8, 2006, the Company entered into separate Independent Director’s Contracts and Indemnification Agreements with each of the independent directors. Under the terms of the Independent Director’s Contracts, Mr. Goldman is entitled to $30,000, Mr. Goodner is entitled to $20,000 and Dr. Shieh is entitled to $12,000 as compensation for the services to be provided by them as our independent directors, and as chairpersons of various board committees, as applicable. The Company also agreed to grant to Mr. Goldman and Mr. Goodner options to purchase up to 10,000 shares of our common stock for their first year of service. These options shall be vested in equal installments on a quarterly basis, shall have a term of three (3) years from the grant date and have an exercise price equal to the fair market value on the grant date. The initial year’s base fee is considered earned when paid and is nonrefundable. Upon execution of this Agreement, the Company shall pay to the Directors the prorated amount of the initial year’s fee $15,500 and grant the prorated amount of initial 5,000 options. Such base fee and options may be adjusted from time to time as agreed by the parties. Under the terms of the Indemnification Agreements, the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in the best interests of the company.

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

10. Stockholders’ Equity

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
In April, 2006, the Company issued a total of 20,400 shares of common stock, to 223 employees at contracted price of US$8.70 per share in accordance with the 2006 Equity Incentive Plan, for a gross proceeds of US$177,480. Pursuant to the 2006 Equity Incentive Plan, the Company also issued another 20,400 bonus shares of common stock to these 223 employees.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Operating Risk

Concentrations of credit risk, major customers and suppliers -A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. The sales to this customer accounting for 23% and 26% of the total net sales for each of the nine months ended June 30, 2006 and 2005 respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were bad debt expense of US$20,246 and US$6,401 during the nine months ended June 30, 2006 and 2005 respectively.
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

Foreign currency risk-Most of the transactions of the Company were settled in Renminbi and U.S. dollars. Because most of the foreign currency transactions that the Company enters into are transacted in U.S. dollars, the Company believes that future foreign currency exchange rates should not materially adversely affect the overall financial position, results of operations or cash flow.

12. Geographical Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company's sales by geographic destination are analyzed as follows:

	Nine months ended June 30
	2006	2005
	US$	US$

Europe	17,380,546	13,820,813
Japan	12,832,683	10,670,558
North and South America	4,626,645	4,328,918
PRC	5,568,475	4,402,935
Others	6,827,926	6,577,729
Total net sales	47,236,275	39,800,953

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-Q; and any statements of assumptions underlying any of the foregoing. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. Except as otherwise indicated by the context, references in this report to “the Company,” “Winner,” “we,” “us,” or “our,” are references to the combined business of Winner Medical Group Inc. and its subsidiaries.

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

The following analysis discusses changes in the financial condition and results of operations at and for the three months and nine months periods ended on June 30, 2006 and 2005, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

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

Winner Medical Group Inc. presently conducts its business operations through its operating subsidiaries located in China and elsewhere.

Our Business Operations

Winner’s present business operations commenced February 1991 and involve the manufacture and marketing of our products primarily out of our facilities in China. We generate revenues through the domestic and foreign sale of a variety of medical dressings and medical disposables products, such as dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products. Nearly ninety percent of our products are sold to approximately 80 different countries outside of China. Based on China Medical Economic News, China exported $534 million of medical disposables products in year 2005, an increase of 19.45% compared with year 2004. Our total product export valued $54.3 million in 2005 and accounts for approximately 10% of the total export value of medical dressings and medical disposables from China. Based on this market information, Winner believes that it is one of the largest exporters of medical dressings and medical disposable products in China.

We have integrated manufacturing lines that provide our clients with the ability to procure certain products from a single supplier. In the developed countries where we sell our products, we also operate on an OEM basis (refers to manufacturers who resell other company's products under their own name) by providing specialized design, manufacturing and packaging services to our customers and clients. Sales through OEM account for approximately 75% of our sales revenue. When we work on this basis, our clients are able to select the design, size, type and scale of the products we manufacture for them.

The discussion below of our performance is based upon our consolidated financial statements as of and for the three months and nine months periods ended June 30, 2006 and 2005.

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

The export of medical dressings and medical disposables products from China has grown rapidly over the last few years. In 2005, the export amount of medical disposables products is $534 million, an increase of 19.45% compared with year 2004. Our total product export valued $54.3 million in 2005 and accounts for approximately 10% of the total export value of medical dressings and medical disposables from China. We believe that our sales over the next five years will grow in correlation to the growth of medical dressings and medical disposables export volume from China.

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. We launched our new product self-adhesive bandage in the first fiscal quarter of 2006 and the sales revenue was approximately $ 1 million from the first fiscal quarter to June 2006. We expect that the sales of this new product will increase in the future. We also expect that spunlace cotton nonwoven product will enter the market in a few months later. Spunlace cotton nonwoven process (“Purcotton”) has been patented in more than 30 countries. This product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric, such as natural, safe, healthy, environmental friendly, higher quality and lower cost. We expect our new Purcotton products to gradually supersede our gauze products.

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

Also affecting our industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may make them restricted by environmental protection regulations and negatively affect sales of these products. We believe this trend will benefit us in competing with our competitors because our new Purcotton products will be primarily made of natural cotton which is an environmentally friendly raw material and our new nonwoven fabric manufacturing capabilities enables us to make our new products with natural cotton at lower costs.

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

Finally, we estimate that China’s current annual exports of medical dressings and medical disposables products still account for a small percentage of total world market demand, and therefore we believe there is a significant opportunity to expand China’s export volume in this area. Recognizing this opportunity, the Chinese government has been encouraging domestic companies that manufacture medical dressings and medical disposables to increase their export activities. Our view is that this presents a significant opportunity for us.

Competition

We compete based upon manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

We encounter significant competition from within China and throughout the world. Some of our competitors have greater financial resources, larger human resource, and more established market recognition in both domestic and international markets than we have. We believe that our China-based competitors have lower labor costs, but their products often lack diversity. With respect to our competitors located outside of China, we believe that competitors in India utilize older equipment to manufacture their products resulting in lower product quality and that our competition in Europe and the Americas may have a geographic advantage in the EU and U.S. markets, but are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

This level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Results of Operations

Comparison for the Three Months Ended June 30, 2006 and 2005

The following table summarizes the results of our operations during the three months ended June 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2006 to the three months ended June 30, 2005.

All amounts, other than percentages, in millions of U.S. dollars

Item	3 Month Period Ended on 6/30/06	3 Month Period Ended on 6/30/05	Increase (Decrease)	% Increase (% Decrease)
Sales Revenue	15	13.1	1.9	14.5
Costs of Goods Sold	10.6	8.8	1.8	20.4
Gross Profit	4.4	4.3	0.1	2.3
SGA expense	2.6	2.1	0.5	23.8
Financial Costs	0.02	0.1	(0.08)	(80)
Income tax	0.2	0.3	(0.1)	(33.3)
Net income	1.5	1.8	(0.3)	(16.7)

Sales Revenue
Our total revenue for the three months ended June 30, 2006 amounted to $15.0 million, which is $1.9 million or approximately 14.5% more than that of the same period ended on June 30, 2005, where we had revenues of $13.1 million. The increase in our revenue is mainly the result of increased manufacturing capacity and the market expansion.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the three months period ended on June 30, 2006 and 2005. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	3 Months Period Ended On 6/30/06	Percentage of Total Revenues	3 Months Period Ended on 6/30/05	Percentage of Total Revenues
Europe	6.4	42.7%	5.3	40.4%
Japan	4.2	28%	3.5	26.7%
North and South America	1.5	10%	1.9	14.5%
China	1.8	12%	1.4	10.7%
Other	1.1	7.3%	1	7.7û
Total	15	100%	13.1	100%

As the table above indicates, Japan and European markets account for approximately 70% of our sales. Sales in China account for approximately 12% and 11% of our total sales revenue over the three months ended June 30, 2006 and 2005, respectively. Sales in America account for approximately 10% and 14% of our total sales over the three months ended June 30, 2006 and 2005, respectively. Sales in other countries aggregated together were approximately 7% of our total sales. The company experienced a little decrease of sales in American market. Our sales in Japan remain stable, while the sales in Europe are increasing.

Cost of Goods Sold

Our cost of goods sold totaled approximately $10.6 million for the three month period ended June 30, 2006 as compared to approximately $8.8 million for the same period of the prior year, an increase of approximately $1.8 million, or about 20.4%. We believe the increase in cost of goods sold results primarily from the markup of the electricity, wages and fuel, and the appreciation of RMB.

Gross Profits

Our gross profit was approximately $4.4million for the three month period ended June 30, 2006 as compared to approximately $4.3 million for the same period of the prior year. The percentage of the gross profit to the total sales revenues was 29.3% for the three month period ended June 30, 2006, as compared to 32.8% for the same period ended June 30, 2005, the decrease is mainly attributable to the price increase of labor, electricity and fuel, plus the appreciation of RMB. Our cost mainly occurs on the basis of RMB, while our sale prices are mainly quoted in foreign currency, especially the U.S. dollar.

Selling and General Administrative (SGA) Expenses

SGA expenses increased to approximately $2.6 million for the three month period ended June 30, 2006 as compared to approximately $2.1 million for the same period of the prior year, an increase of approximately $0.5 million or about 23.8%. The increase in SGA expenses are mainly attributable to the increased sales volume, expansion of our sales department, a $0.2 million increase of freight cost and an approximately 0.4 million expense associated with maintaining our public reporting company status in the third fiscal quarter of 2006.

Stock-Based Compensation

On April 18, 2006, we adopted a 2006 Equity Incentive Plan pursuant to which we may grant equity incentives in the form of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance grants, and stock bonuses to our and our affiliates’ employees, officers, directors, consultants, independent contractors and advisors. We have reserved 5,000,000 shares of our common stock for issuance pursuant to this plan. On April 19, 2006, we issued 20,400 shares of our common stock to our employees at market price of $8.70 per share, plus 20,400 shares as bonus with no consideration in accordance with the 2006 Equity Incentive Plan.

On May 30, 2006, we amended our consulting agreement with Heritage Management Consultants, Inc. pursuant to which we agreed to issue 50,000 shares of our common stock on or before July 31, 2006.

In addition, we also entered into agreements with Messrs Richard Goodner and Larry Goldman, our independent directors, pursuant to which we agreed to grant to each of them each year non-qualified options to purchase up to 10,000 shares of our common stock with an exercise price of $9.25. The options expire on May 8, 2009 and will be vested in equal installments on a quarterly basis.

We have accrued approximately $0.3 million expense for the aforesaid stock-based compensation in the recent two quarters of the fiscal year 2006 in accordance with “FAS” No. 123 (R).

Income taxes

Our income tax provision for three months ended June 30, 2006 was $0.2million as compared to $0.3 million for the three months ended June 30, 2005, a decrease of $0.1 million.

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

Net income (profit after taxes)

Our net profit totaled approximately $1.5 million for the three month period ended June 30, 2006 as compared to approximately $1.8 million for the same period of the prior year, a decrease of approximately $0.3 million or 16.7%. The decrease is mainly attributable to the price increase of labor, electricity, freight and fuel and an approximately $0.4 million cost incurred for maintaining our public reporting company status in the third fiscal quarter of 2006. In addition, the appreciation of RMB also contributed to the decrease. On June 30, 2005, one hundred USD could exchange 827.7 RMB. On June 30, 2006, however, one hundred dollars only exchanged 799.6 RMB. The appreciation of RMB makes our export products more expensive in terms of USD, thus affects our overseas sales.

Comparison for the Nine Months Ended June 30, 2006 and 2005

The following table summarizes the results of our operations during the nine months ended June 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended June 30, 2006 to the nine months ended June 30, 2005.

All amounts, other than percentages, in millions of U.S. dollars

Item	9 Month Period Ended on 6/30/06	9 Month Period Ended on 6/30/05	Increase (Decrease)	% Increase (% Decrease)
Sales Revenue	47.2	39.8	7.4	18.6
Costs of Goods Sold	35.0	29.2	5.8	19.9
Gross Profit	12.2	10.6	1.6	15.1
SGA expenses	7.4	5.7	1.7	29.8
Financial Costs	0.2	0.3	(0.1)	(33.3)
Gain on Disposal of a Subsidiary	-	1.05	-	-
Income tax	0.4	0.4	-	-
Net income	4.5	5.5	(1.0)	(18.2)

Sales Revenue

Our total revenue for the nine months ended June 30, 2006 amounted to $47.2 million, which is $7.4 million or almost 18.6% more than that of the same period ended on June 30, 2005, where we had revenues of $39.8 million. The increase in our revenue is mainly the result of increased manufacturing capacity and the market expansion. We launched our new product self-adhesive bandage in the first fiscal quarter of 2006 and have generated approximately $1 million sales revenue from this new product as of June 2006. We expect to launch another new product Purcotton in a few months which we believe will generate more revenues for us.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the nine months period ended on June 30, 2006 and 2005. The table also provides the percentage of total revenues represented by each listed region.
All amounts, other than percentages, in millions of U.S. dollars

	9 Months Period Ended on 6/30/06	Percentage of Total Revenues	9 Months Period Ended on 6/30/05	Percentage of Total Revenues
Europe	17.4	36.8%	13.8	34.7%
Japan	12.8	27.2%	10.7	26.8%
N&S America	4.6	9.8%	4.3	10.9%
China	5.6	11.8%	4.4	11.1%
Other	6.8	14.4%	6.6	16.5%
Total	47.2	100%	39.8	100%

As the table above indicates, the Japanese and European markets account for over 60% of our sales. Sales in China account for over 11%. Sales in America account for about 10%. Sales in other countries aggregated together were approximately 14.5% and 16.5% of our total sales in each of the nine months ended June 30, 2006 and 2005.

Cost of Goods Sold

Our cost of goods sold increased to approximately $35.0 million for the nine month period ended June 30, 2006 as compared to approximately $29.2 million for the same period of the prior year, an increase of approximately $5.8 million, or about 19.9%. The percentage of the cost of sales to the total revenues was 74.1% for the nine month period ended June 30, 2006, slightly higher than that of the same period ended June 30, 2005 where the percentage of the cost of sales to the total revenue was 73.4%.

Gross Profits

Our gross profit was approximately $12.2 million for the nine month period ended June 30, 2006 as compared to approximately $10.6 million for the same period of the prior year, an increase of approximately $1.6 million, or about 15.1%. The percentage of the gross profit to the total sales revenues was 25.8% for the nine month period ended June 30, 2006, as compared to 26.6% for the same period ended June 30, 2005, a decrease of approximately 0.8%. Such decrease is mainly due to the markup of labor and electricity. Our sales for the nine months ended June 30, 2006 increased by about 19% compared to the same period last year. By comparison, our direct labor, electricity and fuels expense increased by 24% (or $1.3 m) on the same comparison basis.

Selling and General Administrative (SGA) Expenses

SGA expenses totaled approximately $7.4 million for the nine month period ended June 30, 2006, representing a 29.8% increase from the same period last year. Such increase was mainly the result of the increased sales volume, expansion of our sales department, an approximately $0.8 million increase of freight cost and an approximately $0.7 million paid in connection with maintaining our public reporting company status in the three fiscal quarters of 2006.

We are the in the process of implementing the SAP ERP system and hired IBM as our consultant for such implementation. We are also working on improving our internal control system to ensure the compliance with SOX 404. As a result, we expect that our administrative costs will continue to increase until we fully implement our new accounting system and implement SOX 404.

Gain on Disposal of a Subsidiary

In 2005, we sold 60% of our equity interest in our subsidiary Winner Medical & Textile Ltd., Xishui or Winner Xishui to Lohman & Rauscher Limited which resulted in a one time after-tax income of $1.05 million.

Income taxes

Our income tax provision was approximately $0.4 million for each of the nine month period ended June 30, 2006 and 2005.

Companies in China are generally taxed at a rate of 33% of assessable profit, consisting of a 30% national tax and a 3% local tax. All of our subsidiaries in China have applied for an exemption from the local taxes. For foreign investment enterprises like us that are established in a Special Economic Zone or a Coastal Open Economic Zone, where some of our subsidiaries are located, and which are engaged in production oriented activities, the national tax rate could be reduced to 15%. Our subsidiaries incorporated in China, except Shanghai Winner Medical Apparatus Co., Ltd, are subject to Chinese income taxes at the applicable tax rates on taxable income as reported in their statutory accounts in accordance with the relevant tax laws for two years starting from the first profit making year, followed by a 50% tax exemption for the next three years. For those of our subsidiaries located in the middle west of China, the 50% tax exemption is granted for a further three years after the tax holiday. The biggest subsidiary—Shenzhen Winner was recognized as Hi-tech enterprise, therefore, half rate tax exemption, namely 7.5% income tax rate, was granted for a prolonged further three years.

Net income (profit after taxes)

We reported $4.5 million net profit for the nine months ended June 30, 2006, which is a $1 million or about 18.2% decrease as compared to the same period of the prior year. The decrease is mainly attributable to a one-time gain of $1.05 million from selling 60% of our equity interest in Winner Xishui in 2005. Meanwhile, the increase of our cost of labor, electricity and fuel is 5% higher than the increase of our sales. In addition, we completed the reverse merger of Winner Group Limited in December 2005, and as a result, we incurred approximately $0.7 million for maintaining our public reporting company status in the first nine months of fiscal year 2006. We have also incurred some organizational costs for our new establishment for the new product-Purcotton even though Purcotton has not entered into the market and is yet to generate any revenue.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of approximately $2.5million.

We have loan facilities with Chinese banks which amounted to approximately $2.9 million. These loan facilities are all secured by our real property and other assets. These loan facilities have annual interest rates averaging 5.56 percent in fiscal year 2006. The maturities for these bank loans are shown below.

Bank loans as of June 30, 2006 consist of the following:
				June 30 2006
Loan	Loan period	Interest rate	Secured by	US$

A	10-20-2005 to 10-16-2006	5.58%	Land use rights & buildings	500,275
B	10-20-2005 to 10-12-2006	5.58%	Land use rights & buildings	500,275
C	10-20-2005 to 10-18-2006	5.58%	Land use rights & buildings	500,275
D	10-20-2005to 10-17-2006	5.58%	Land use rights & buildings	500,275
E	10-19-2005 to 10-13-2006	5.58%	Land use rights & buildings	250,138
F	06-12-2006 to 12-12-2006	5.40%	Land use rights & buildings	625,344
	Total			2,876,582

We also have $2.5 million bank loans available from Shenzhen Commercial Bank to be used.

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

Leasehold land and buildings	30-50 years
Plant and machinery	10-12 years
Furniture, fixtures and equipment	5 - 8 years
Computer and office equipment	5 years
Motor vehicles	5 - 8 years
Leasehold improvements	Over the lease term

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

•
Stock-based compensations - The Group uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions are fully transferable and negotiable in a free trading market, to value its options under the independent directors’ contract, (see section 6(3) behind). Use of an option valuation model, as required by SFAS 123R, “Accounting for Stock-Based Compensation”, includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.

Off-Balance Sheet Arrangements

We have loan facilities with Chinese banks that allow us to borrow up to $2.5 million.  These loan facilities are mostly secured by our real property and other assets.

We have no other off-balance sheet arrangements other than those noted in Note 8 to the Condensed Consolidated Financial Statements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since April 28, 2006, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.18%, and loans with a term of 6 to 12 months by 0.27%. The new interest rates are 5.4% and 5.85% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months , respectively. The change in interest rates has no impact on our bank loans occurred before April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at June 30, 2006 would decrease net income before provision for income taxes by approximately $7,000 for the three months ended June 30, 2006. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. Dollar and the majority of our revenues will be settled in Renminbi and U.S. dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. If RMB continues its appreciation against U.S. Dollar, it will make our sale prices more expensive, thus our sales may decline. In an effort to reduce our exposure to foreign exchange risk, we have entered into several foreign currency forward contracts totaling $18,000,000 with a commercial bank to hedge for future trade receipts from normal course of sales of goods in U.S. dollars against RMB. As at June 30, 2006, the outstanding balance of the foreign currency contracts is US$4,500,000.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of June 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our subsidiaries Hubei Winner Textile Co., Ltd and Winner Medical & Textile Co., Ltd. Tianmen, are currently involved in an action brought by a resident group consisting of 388 residents residing at Jianshe South Road, Yuekou Town, Tianmen City, China against Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. in Hanjiang Intermediate People’s Court, Hubei, China. The plaintiffs allege that Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. acquired the right to use certain land from the plaintiffs and failed to pay off the full amount of fees agreed upon by the parties. The Plaintiffs are seeking to recover a fee of approximately $930,000 (RMB 7,379,230) and requesting our subsidiaries to bear several and joint liabilities with the named defendants. Winner International Trading Company acquired the disputed land from Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. in 2000 and such land is currently occupied by Hubei Winner Textile Co., Ltd and Winner Medical & Textile Co., Ltd. Tianmen. On June 20, 2005, the intermediate court ruled against the plaintiffs. The plaintiffs appealed to Hubei Superior People’s Court on June 30, 2005. Hubei Superior People’s Court discharged Hanjiang Intermediate People’s Court ’s verdict on June 16, 2006 due to its improper procedure and demanded the local court to hear the case. We are not able to predict the outcome of this action at this time. An adverse determination could have an adverse effect on our financial condition, results of operation and cash flows.

Our subsidiary Chongyang Wenqiang Medical Treatment Materials Co., Ltd. or Chongyang Wenqiang is in the process of liquidation. Chongyang Wenqiang’s business license expired on September 27, 2005 and at that time Winner’s board of directors decided it was in the best interest of Winner not to continue the operation of Chongyang Wenqiang. Chongyang Wenqiang filed for liquidation on September 28, 2005. The shareholders have achieved consensus on all issues and the closing is in the process of taxation clearance. We expect the liquidation process will be completed in September 2006.

Our board of directors decided it was in the best interest of Winner to transfer all the business operations of our subsidiary Winner Medical International Trading Co., Ltd. or Winner Hong Kong to Winner Industries (Shenzhen) Co., Ltd. or Winner Shenzhen. In April 2006, we stopped all the business operations of Winner Hong Kong and closed its bank accounts. We expect the liquidation of Winner Hong Kong will be completed by December 2006.

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

ITEM 1A. RISK FACTORS

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jianquan Li, Xiuyuan Fang, Jiagan Chen and Hongwei Jia, who hold the titles of CEO, President and Chairman, CFO and Vice President, Vice President of Project Management and President of Shenzhen subsidiary, respectively. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Especially, we do not have key man insurance on Mr. Li. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Our revenues are highly concentrated in a single customer and our business will be harmed if our customer reduces its orders from us.

Almost 24% of our business comes from just one of our customers, Sakai Shoten Co., Ltd, which acts as a purchasing agent for a large number of ultimate consumers of our products in Japan. If we lose this customer and are unable to replace this customer with other customers that purchase a similar amount of our products, our revenues and net income would decline considerably.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We are not subject to these requirements for our current fiscal year ending September 30, 2006, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending September 30, 2007. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

In China, medical sanitary materials and dressings (including medical gauzes, absorbent cottons, bandages and disposable surgical suits) are supervised as medical devices and are administered by the Department of Medical Device of State Drug Administration of China. The technology and specifications of these types of products must be consistent with Regulations for the Supervision and Administration of Medical Devices of China and the relevant Chinese laws and standards. In addition, since we sell our products in the international markets, our products also are subject to regulations imposed by various governmental agencies in the markets where our products are sold. For example, all our medical dressings and medical disposables products exported to the U.S. must be listed with FDA. All our products exported to EU countries must have the CE certificate. We also need a Certificate of Foreign Manufacture for Japan market. These layers of regulation may cause delays in the distribution of our products and may require us to incur operating costs resulting from the need to obtain approvals and clearances from regulators. As to date, we have reached the applicable standards and obtained the required certificates in the markets mentioned above.

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

The SEC has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Although as of August 2, 2006, the closing price for our common stock was $5.25 per share and we have met the net worth exemption from the “penny stock” definition since December 16, 2005, no assurance can be given that our stock will continue to have a market price of $5.00 or more per share and such exemption will be maintained. As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Mr. Jianquan Li owns 80.77% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 11, 2006

WINNER MEDICAL GROUP INC. By: /s/ Xiuyuan Fang ------------------------------------- Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

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