Form 10-Q
period 2006-12-31
WINNER MEDICAL GROUP INC
filed 2007-02-14
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-16547

WINNER MEDICAL GROUP INC.
(Exact name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0215298 (I.R.S. Employee. Identification. No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2006 is as follows:

Class of Securities Common Stock, $0.001 par value	Shares Outstanding 44,677,171

TABLE OF CONTENTS

PART I

Item 1.	Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Securities Holders
Item 5.	Other Information
Item 6.	Index to Exhibits

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC. Condensed Consolidated Financial Statements (Unaudited) For the three months ended December 31, 2006 and 2005

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F11

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
	2006	2006
	(Unaudited)
	US$	US$
ASSETS

Current assets:
Cash and cash equivalents	2,101,989	4,319,579
Accounts receivable, less allowances for doubtful accounts of US$14,976 and US$20,347 at December 31, 2006 and September 30, 2006, respectively	8,531,138	7,513,013
Amounts due from affiliated companies	318,597	480,900
Inventories	13,541,930	11,329,520
Prepaid expenses and other current assets	4,588,794	6,182,472
Income taxes recoverable	33,627	7,533
Total current assets	29,116,075	29,833,017

Property, plant and equipment, net	40,228,311	35,800,530
Investment in an equity investee	1,119,213	1,062,135
Intangible assets, net	37,896	38,731
Prepaid expenses and deposits	229,880	224,391
Deferred tax assets	198,148	195,610
Total assets	70,929,523	67,154,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	7,044,599	5,437,050
Accounts payable	4,910,697	4,196,874
Accrued payroll and employee benefits	1,345,034	1,184,779
Customer deposits	363,822	269,965
Other accrued liabilities	1,720,552	2,379,849
Amount due to a stockholder	-	1,556
Amounts due to affiliated companies	180,703	203,999
Dividend payable	194,679	504,317
Income taxes payable	536,808	556,647
Total current liabilities	16,296,894	14,735,036

Deferred tax liabilities	4,467	4,410
Total liabilities	16,301,361	14,739,446

Commitments and contingencies

Minority interests	144,680	149,496

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 stock, stock issued and outstanding December 31, 2006 - 44,677,171 shares; September 30, 2006 - 44,677,171 shares	44,677	44,677
Additional paid-in capital	30,237,197	30,237,197
Retained earnings	20,059,287	19,182,866
Statutory reserves	1,840,827	1,222,678
Accumulated other comprehensive income	2,301,494	1,578,054
Total stockholders’ equity	54,483,482	52,265,472
Total liabilities and stockholders’ equity	70,929,523	67,154,414

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three months ended December 31
	2006	2005
	(Unaudited)	(Unaudited)
	US$	US$

Net sales	15,880,770	16,234,128

Cost of sales	(11,944,126)	(11,834,833)
Gross profit	3,936,644	4,399,295

Other operating income, net	103,639	62,502
Selling, general and administrative expenses	(2,501,626)	(2,574,895)

Income from operations	1,538,657	1,886,902
Interest income	5,662	4,454
Interest expense	(72,259)	(146,506)
Share of undistributed earnings in an equity investee	56,546	10,422
Income before income taxes and minority interests	1,528,606	1,755,272

Income taxes	(28,399)	(165,396)
Income before minority interests	1,500,207	1,589,876

Minority interests	(5,637)	22,431
Net income	1,494,570	1,612,307

Other comprehensive income
Foreign currency translation difference	723,440	99,676

Comprehensive income	2,218,010	1,711,983

Net income per share
- basic	0.03	0.04
- diluted	0.03	0.04

Weighted average common stock outstanding
- basic	44,677,171	38,237,615
- diluted	44,685,505	38,237,615

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	Earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2005	36,991,105	36,991	19,020,848	14,104,400	471,850	720,741	34,354,830
Shares issued for reverse takeover	1,562,271	1,562	1,089	-	-	-	2,651
Issuance of common stock	6,082,995	6,083	10,876,433	-	-	-	10,882,516
Issuance of employee stock	40,800	41	316,159	-	-	-	316,200
Stock options granted	-	-	22,668	-	-	-	22,668
Net income	-	-	-	5,829,294	-	-	5,829,294
Foreign currency translation difference	-	-	-	-	-	857,313	857,313
Transfer to statutory reserves	-	-	-	(750,828)	750,828	-	-
Balance at September 30, 2006	44,677,171	44,677	30,237,197	19,182,866	1,222,678	1,578,054	52,265,472
Foreign currency translation difference	-	-	-	-	-	723,440	723,440
Net income	-	-	-	1,494,570	-	-	1,494,570
Transfer to statutory reserves	-	-	-	(618,149)	618,149	-	-

Balance at December 31, 2006	44,677,171	44,677	30,237,197	20,059,287	1,840,827	2,301,494	54,483,482

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31
	2006	2005
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	1,494,570	1,612,307
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	501,137	451,067
Amortization of intangible assets	1,287	1,139
Loss on disposal of property, plant and equipment	32,318	-
Minority interests	5,637	(22,431)
Share of undistributed earnings in an equity investee	(56,546)	(10,422)
Provision for stock based compensation expenses	29,704	-
Deferred tax	(249)	(8,349)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(930,477)	1,059,574
Amounts due from affiliated companies	167,913	(220,044)
Inventories	(2,080,238)	(573,566)
Prepaid expenses and other current assets	1,665,804	1,405,586
Income taxes recoverable	(26,007)	44,221
Non-current prepaid expenses and deposits	(2,871)	15,268
Notes payable		-
Accounts payable	664,861	(358,486)
Accrued payroll and employee benefits	146,433	307,709
Customer deposits	90,707	99,547
Other accrued liabilities	(716,764)	(926,471)
Amounts due to affiliated companies	118,207	(73,633)
Income taxes payable	(26,333)	(2,089)
Net cash generated from operating activities	1,079,093	2,800,927

Cash flows from investing activities
Purchase of property, plant and equipment	(4,724,971)	(2,697,091)
Proceeds from disposal of property, plant and equipment	2,041	-
Increase in intangible assets	-	(4,337)
Net cash used in investing activities	(4,722,930)	(2,701,428)

Cash flows from financing activities
Issuance of common stock	-	10,915,847
Proceeds from bank borrowings	4,454,003	-
Repayment of bank borrowings	(2,926,916)	(6,320,173)
Amounts due to affiliated companies	(143,883)	-
Amount due to a stockholder	(1,574)	(165,944)
Dividend paid	(315,520)	(505,818)
Net cash generated from financing activities	1,066,110	3,923,912

Effect of exchange rate changes	360,137	7,754

Net (decrease) increase in cash and cash equivalents	(2,217,590)	4,031,165
Cash and cash equivalents, beginning of period	4,319,579	2,650,867
Cash and cash equivalents, end of period	2,101,989	6,682,032

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	72,258	146,430
Income taxes	76,753	5,167

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended December 31, 2006 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2006. The Company follows the same accounting policies in preparation of interim reports.

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

3. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

4. Net Income Per Share

Net income per share-Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At December 31, 2006 and 2005, the basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

	Three months ended December 31
	2006	2005
	(Unaudited)	(Unaudited)
	US$	US$
Net income	1,494,570	1,612,307
Weighted average common shares outstanding
- basic	44,677,171	38,237,615
- diluted	44,685,505	38,237,615
Net income per share
- basic	0.03	0.04
- diluted	0.03	0.04

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories by major categories are summarized as follows:
	December 31	September 30
	2006	2006
	(Unaudited)
	US$	US$
Raw materials	5,259,144	4,675,411
Work in progress	4,777,518	3,737,681
Finished goods	3,642,457	3,026,062
	13,679,119	11,439,154
Less: allowances for slowing moving items	(137,189)	(109,634)
	13,541,930	11,329,520

6. Income Taxes

United States

The Company is incorporated in the United States of America and are subject to United States of America tax law. No provisions for income taxes has been made as the Company has no taxable income for the first quarter and does not expect to have taxable income for the full year. The applicable income tax rate for the Company for the three months ended December 31, 2006 and 2005 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical International Trading Co., Ltd., a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company was subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The Company was dormant starting from November 2005. No provision for profits tax has been made as the subsidiary has no net assessable income for the period. The applicable statutory tax rate for the three months ended December 31, 2006 and 2005 is 17.5%.

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

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as profits obtained from the disposal of shares derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Income Taxes-Continued

Foreign enterprises in Shenzhen, PRC, are also eligible for a refund of tax paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the government. The maximum tax deduction is 5 years. Our subsidiaries of Shenzhen, Jingmen and Huanggang can enjoy this tax exemption.

Foreign-invested enterprises in China are eligible for a refund of tax paid equal to 40% of the reinvestment of profit. Being an export originated and high-technology enterprise, our subsidiary Winner Industries (Shenzhen) Co., Ltd. or “Winner Shenzhen” is eligible for a 100% tax refund for its reinvestment of profits. On the other hand, export-oriented enterprise, which export sales contributed over 70% of the total sales, can enjoy refund of 100% tax paid.

In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Industries (Shenzhen) Co., Ltd. as a High- technology Enterprise, which gives Winner Shenzhen a 50% tax exemption till 2009 and a 50% tax drawback from 2010 to 2011.

Had the all above tax holidays and refunds not been available, the tax charge would have been higher by US$159,590 and US$119,546 and the basic and diluted net income per share would have been lower by US$0.003 and US$0.003 for the three months ended December 31, 2006 and 2005, respectively.

7. Related Party Transactions

During the three months ended December 31, 2006 and 2005, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$15,754 and US$1,534 respectively and purchased goods from it for US$301,271 and USD$326,129. As of December 31, 2006, amount due from the equity investee was US$82,083.

During the three months ended December 31, 2006 and 2005, the Company purchased goods from Safe Secure Packing (Shenzhen) Co., Ltd. for US$340,052 and US$379,191 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. during the periods. As of December 31, 2006, amount due to Safe Secure Packing (Shenzhen) Co., Ltd was US$116,534.
During the three months ended December 31, 2006 and 2005, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$Nil and US$300,017 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of June 30, 2006, the outstanding balance due from Winner Medical & Textile (H.K.) Limited was US$173,530.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei are unsecured, interest free and payable according to the trading credit terms. Starting from 2006, the amount due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and payable according to the trading credit terms.

Amount due to a stockholder mainly represents advances from Mr. Jianquan Li for the acquisition of plant and machinery. The outstanding balance is unsecured, interest free and has no fixed repayment term.

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

	Three months ended December 31
	2006	2005
	(Unaudited)	(Unaudited)
	US$	US$

Risk free interest rate	4.5%	N/A
Volatility	93.93%	N/A
Expected life (years)	3	N/A
Dividends	-	N/A
Weighted average fair value of options granted during the period	1.73	N/A

In a contract signed on May 8, 2006, the Company agreed to grant to the independent directors each year non-qualified options for the purchase up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date. These options shall be vested in equal installments on a quarterly basis over a one year period. Upon execution of this Agreement, the Company granted the prorated amount of initial options of 5,000. Such options might be adjusted from time to time as agreed by the parties. The Company uses the Black-Scholes option-pricing model, to value its options granted to the independent directors, and recorded the relating compensation expenses accordingly. As of December 31, 2006, a total of 8,334 options have been granted. According to the Agreement, the prorated amount of options is 13,334 as of December 31, 2006. The Company has accrued US$8,650 compensation expenses for the un-granted 5,000 options and agreed to grant these options in March 2007 with the independent directors.

A summary of option activity under the Plan as of December 31, 2006, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years
Outstanding at October 1, 2006	8,334	9.25	2.58
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2006	8,334	9.25	2.35

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Stock-Based Compensation - Continued

On May 30, 2006, a consulting company, Heritage Management Consultants, Inc. (“Heritage”), was entitled to 50,000 shares of common stock which should be delivered on or before July 31, 2006. No common stock was delivered to Heritage up to the end of December 31, 2006. As of December 31, 2006, the fair value of the 50,000 restricted shares based on the market price of US$4 per share was US$200,000. The total compensation expense recorded up to December 31, 2006 was US$186,849, in which an amount of US$21,054, representing the compensation expense for the three months period ended December 31, 2006. The consulting service contract with Heritage was expired on January 25, 2007, and the Company decided not to renew the contract.

The Company has accrued compensation expenses of US$21,054 for the services provided by Heritage, and recorded compensation expenses of US$8,650 to the independent directors in administrative expenses respectively, up to the three months period ended December 31, 2006.

9. Commitments and Contingencies

Operating leases-The Company was obligated under operating leases requiring minimum rentals as follows:
(Unaudited)
US$
Nine months ending September, 2007 Years ending September 30	216,472
2008	201,756
2009	120,507
2010	50,495
Total minimum lease payments	589,230

Rental expenses under operating leases included in the statement of income were US$52,508 and US$64,105 for the three months ended December 31, 2006 and 2005, respectively.

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, computer equipment and SAP system implementation program with estimated non-cancelable obligations of US$411,941 as of December 31, 2006.

The Company has also entered into agreements with construction companies to construct new factory and buildings and estimated non-cancelable obligations under these agreements of US$565,396 as of December 31, 2006.

In addition, the Company has entered into an agreement with the local government of Huanggang to acquire a land use right in PRC at a consideration of US$666,035.

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

The Company has entered into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB during the year 2006. All these foreign currency forward contracts were realized before September 30, 2006 and net exchange loss totaling US$116,863 has been debited against selling, general and administrative expenses for the year then ended. There was no outstanding foreign currency forward contract as of December 31, 2006, and September 30, 2006 respectively.

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

On May 30, 2006, the Company has further amended and superseded previous two agreements with Heritage. Pursuant to the agreement, as amended, Heritage will assist the Company in meeting the obligations as a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 restricted shares of common stock of the Company, which shall be delivered on or before July 31, 2006. The shares shall be restricted stock and the certificate representing the shares shall bear a customary legend referring to the Securities Act of 1933. Heritage is prohibited from trading these shares during the term of the agreement if these shares become freely tradable during the term. The Company agrees to file with the Securities an Exchange Commission a Registration Statement on S-8 registering the sale by Heritage and its assignees of the Proposed Shares (the “Resale Registration Statement”) before December 31, 2006. On December 31, 2006, the 50,000 restricted shares have not been issued yet. The Company has to remeasure the fair value of shares at the date of issuance and at each subsequent valuation date until these shares become fully vest. As of December 31, 2006, the fair value of the 50,000 restricted shares based on the market price of US$4 per share was US$200,000. The total compensation expense recorded up to December 31, 2006 was US$186,849, in which an amount of US$21,054, representing the compensation expense for the three months period ended December 31, 2006. The consulting service contract with Heritage was expired on January 25, 2007, and the Company decided not to renew the contract.

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

Legal proceedings-A group of 388 residents residing at Jianshe South Road, Yuekou Town, Tianmen City, China vs Hubei Winner Textile Co., Ltd. and Winner Medical & Textile Co., Ltd., the Company’s subsidiaries and Winner International Trading Company, Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd.. On July 12, 2004, the plaintiffs filed a lawsuit against Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. and alleged that the two parties had acquired the right to use certain land from the Plaintiffs and failed to pay off the full amount of fees agreed upon by the parties. The plaintiffs seek to recover a fee of approximately US$930,000 (RMB7,379,230) and requested the Company to bear several and joint liabilities with the named defendants. Winner International Trading Company acquired the disputed land from Tianfang Textile Factory and Hubei Tianfang Group Co. Ltd. in 2000 and such land is currently occupied by Hubei Winner Textile Co., Ltd. and Winner Medical & Textile Co., Ltd.. On June 20, 2005, the Intermediate People’s Court of Hanjiang City, Hubei Province ruled against the plaintiffs. On August 22, 2006, the plaintiffs applied to the local court to withdraw the lawsuit and the court approved the withdrawal. No further appeal applied to the local court as of December 31, 2006.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Stockholders’ Equity

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

In December 2005, there were 1,562,271 shares of common stock treated as issued.

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

11. Operating Risk

Concentrations of credit risk, major customers and suppliers -A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. The sales to this customer accounting for 23% and 26% of the total net sales for each of the three months ended December 31, 2006 and 2005 respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were a recovery and a charge of bad debt expense of US$5,371 and US$11,497 during the three months ended December 31, 2006 and 2005, respectively.
Interest rate risk-The interest rates and terms of repayment of bank and other borrowings are 5.73%. Other financial assets and liabilities do not have material interest rate risk.

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

Foreign currency risk-Most of the transactions of the Company were settled in Renminbi and U.S. dollars. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of its RMB revenues, earnings and assets as expressed in U.S. dollar financial statements will decline. If RMB continues its appreciation against U.S. dollar, it will make sale prices more expensive, thus sales may decline. In an effort to reduce the exposure to foreign exchange risk, the company will consider choosing proper financial instruments to diversify the foreign exchange risk in the future.

12. Geographical Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company's sales by geographic destination are analyzed as follows:
	Three months ended December 31
	2006	2005
	US$	US$

Europe	6,077,225	5,588,947
Japan	4,688,870	4,607,779
North and South America	1,374,100	2,010,440
PRC	2,258,660	1,918,731
Others	1,481,915	2,108,231
Total net sales	15,880,770	16,234,128

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K; and any statements of assumptions underlying any of the foregoing. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. Except as otherwise indicated by the context, references in this report to “the Company,” “Winner,” “Winner Medical,” “we,” “us,” or “our,” are references to the combined business of Winner Medical Group Inc. and its subsidiaries.

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

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended on December 31, 2006 and 2005, and should be read in conjunction with our audited consolidated financial statements and the notes thereto include elsewhere in this Report.

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

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. We launched our new self-adhesive bandage product in the first fiscal quarter of 2006 and the sales revenue from this product was approximately $1.83 million from the first fiscal quarter to December 2006. We expect that the sales of this new product will increase in the future. In addition, our subsidiary Winner Medical (Huanggang) Co., Ltd. or “Winner Huanggang” has commenced production of the new spunlace cotton nonwoven products or “PurCotton Products” and shipped the first order to a leading Japanese OEM customer who plans to use our PurCotton Products to produce hygiene products, such as wipes, wet tissue and alcohol swabs. According to information provided by Market and Research, worldwide sales of nonwoven roll goods continued their mid-single digit growth in 2005, reaching US$16 billion. With the big market potential for nonwoven products, we expect our new PurCotton Products to be strong growth vehicles for the company going forward. The spunlace cotton nonwoven process is patented in more than 30 countries. This product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric, such as it is natural, safe, strong, durable, healthy, environmentally friendly, of higher quality and lower cost. We expect our new PurCotton products to gradually supersede our gauze products. We have installed two manufacturing lines, which commenced production in January 2007. On December 23, 2006, our subsidiary Winner Medical (Huanggang) Co., Ltd. or “Winner Huanggang” purchased a series of carding and web-forming machines from an overseas manufacturer, totaling €1.03 million (approximately $1.36 million). These machines are a part of the third manufacturing line to product PurCotton Products, once they commence operations they will greatly improve the production capacity and the product quality compared with the first two lines.

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

Recent Development

In January 2007, we signed a five-year contract with a global medical technology company pursuant to which we will manufacture non-adherent wound dressings under their license and they will distributed to the U.S., United Kingdom, Australia and Japan. We expect we will commence the production of such product in March 2007 and the first shipment is scheduled for April 2007.

In February 2007, we set up a joint venture Winner Medical Jordan Limited or “Jordan Winner” in Jordon with three other individuals. Winner Jordan is a trading company with a total registered capital of 710,000 Jordan Dinars (approximately $1 million), of which we have 35% ownership. Winner Jordon is in the business of designing, manufacturing and marketing pharmaceutical, medical instrument, disposable medical product, home care product, cosmetics, ladies and baby care products in Gulf countries.

Results of Operations

Comparison for the Three Months Ended December 31, 2006 and 2005

The following sets forth certain of our income statement information for the three months ended December 31, 2005 and 2006.

	THREE MONTHS ENDED 12/31/06		THREE MONTHS ENDED 12/31/05
Item	In Millions	As a Percentage	In Millions	As a Percentage
Sales Revenue	15.88	100%	16.23	100%
Other revenue	0.10	0.63%	0.06	0.37%
Costs of Goods Sold	11.94	75.19%	11.83	72.89%
Total operating fees	2.50	15.74%	2.57	15.83%
Income tax	0.03	0.19%	0.17	1.05%
Minority interest	0.006	0.04%	(0.02)	(0.12%)
Net income	1.49	9.38%	1.61	9.92%

Sales Revenue
Sales revenue decreased $0.35 million, or approximately 2.16% to $15.88 million for the three months ended December 31, 2006 from $16.23 million for the three months ended December 31, 2005. This decrease was attributable to two factors: (1) we re-evaluated our customers after implementing the SAP ERP system, and terminated some small customers that are either non-profitable or have bad credits, and (2) consistent with our strategy to shift the product mix to higher margin, technology-driven products, we decided to terminate the production of some lower margin products and transfer the production of lower margin products from a new, high-tech facility in Shenzhen to our facility in Chongyang and other facilities in the Hubei province.

Our new self-adhesive and elastic bandage products entered into the market in January 2006. During the three months ended December 31, 2006, revenue from these products reached approximately $0.33 million. Our PurCotton Products commenced production in January 2007 and we expect the new products will become one of our main revenue drivers.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the three months ended December 31, 2006 and 2005. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	Three Months Ended on 12/31/06	Percentage of Total Revenues	Three Months Ended On 12/31/05	Percentage of Total Revenues
Europe	6.08	38.27%	5.59	34.43%
Japan	4.69	29.53%	4.61	28.38%
America	1.37	8.65%	2.01	12.38%
China	2.26	14.22%	1.91	11.82%
Other	1.48	9.33%	2.11	12.99%
Total	15.88	100%	16.23	100%

Cost of Goods Sold

Our cost of goods sold increased $0.11 million to $11.94 million for the three months ended December 31, 2006 from $11.83 million during the three months ended December 31, 2005. As a percentage of net revenues, the cost of goods sold increased approximately 2.30% to 75.19% in the three months ended December 31, 2006 from 72.89% in the three months ended December 31, 2005. The increase was mainly attributable to the increased cost of raw materials, labor and energy.

Gross Profits

Our gross profit decreased $0.46 million to $3.94 million for the three months ended December 31, 2006 from $4.4 million for the three months ended December 31, 2005. Gross profit as a percentage of net revenues was 24.81% for the three months ended December 31, 2006, as compared to 27.11% during the three months ended December 31, 2005. The decrease in gross profit as a percentage of net revenue was mainly due to the appreciation of Renminbi or “RMB” against the US dollar and the increased cost of raw materials, labor and energy.

Selling Expenses
Our selling expenses decreased $0.28 million to $1.28 million for the three months ended December 31, 2006 from $1.56 million for the three months ended December 31, 2005. As a percentage of net revenues, our selling expenses decreased to 8.09% for the three months ended December 31, 2006 from 9.63% for the three months ended December 31, 2005. This dollar decrease was primarily attributable to the decrease of export transportation cost.

Administrative Expenses

Our administrative expenses increased $0.21 million, or approximately 20.26%, to $1.22 million for the three months ended December 31, 2006 from $1.01 million for the three months ended December 31, 2005. As a percentage of net revenues, administrative expenses increased to 7.67% for the three months ended December 31, 2006 from 6.24% for the three months ended December 31, 2005. This increase was primarily attributable to approximately $0.24 million public company maintenance fee in first fiscal quarter of 2007, which did not incur in same period last year.

As of December 31, 2006, we have implemented the SAP ERP system in all of our subsidiaries except for Winner Medical & Textile Ltd. Zhuhai and Shanghai Winner Medical Apparatus Co., Ltd. We hired IBM as our consultant for such implementation. The related SAP expense will be amortized in 8 years starting from fiscal year 2006. We are also working on improving our internal control system to ensure the compliance with SOX 404. As a result, we expect that our administrative expenses will continue to increase until we fully implement our new accounting system and implement SOX 404.

Transportation Expenses

At present, we perform nearly all of our finished product manufacturing at our Shenzhen, China based manufacturing facilities. Our facilities in Hubei provide semi-finished products to the Shenzhen facilities, where the products are finished. We export our products to the overseas markets from our Shenzhen facilities. Therefore, there are two important elements of transportation expenses that affect us: one is the transportation expense between our Hubei production facilities and our Shenzhen production facilities, and the other is the expense to export our products to destinations outside of China. Our domestic land transportation expenses (i.e., transportation expenses within China) were $0.13 million (0.83% of total sales) and $0.14 million (0.88% of total sales) in the three months ended December 31, 2006 and 2005, respectively. Our export transportation expenses were $0.75 million (4.7% of total sales) and $1.13 million (6.94% of total sales) in the three months ended December 31, 2006 and 2005, respectively. Our export transportation fees decreased by $0.38 million in the three months ended December 31, 2006 compared to the three months ended December 31, 2005, or approximately 33.63%. This dollar decrease in the export transportation fees was mainly due to the adjustment of our sales strategy: we increased sales in regions that have low transportation expense and shipments to non-profitable small customers were cut down so that transportations are more focused on major customers.

Interest Expense

Interest expense decreased to approximately $72,259 (0.46% of the total revenue) for the three months ended December 31, 2006 as compared to approximately $146,506 (0.90% of total revenue) for the same period of 2005, a decrease of approximately $74,247 or 50.68%. Our interest expense relates to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage decrease of interest expense was mainly due to the low average outstanding balance of bank loans in the first fiscal quarter of 2007, compared to the same period last year. Even though our outstanding bank loans were approximately $7.04 million and $2.48 million as of December 31, 2006 and 2005 respectively, the average outstanding bank loans decreased from approximately $5.05 million in first fiscal quarter of 2007 to approximately $7.46 million in the same period last year.

Income taxes

Enterprises income tax in PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit.  All our subsidiaries in PRC have applied for the exemption for the local tax.  For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where our subsidiaries are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively.  Our subsidiaries incorporated in PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.  Pursuant to the same enterprises income tax laws, our subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.  For those foreign enterprises established in the middle west of PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above.  On the other hand, export-oriented enterprise, which exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as profits obtained from the disposal of shares derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax.

Foreign enterprises in Shenzhen, PRC, are also eligible for a refund of tax paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the government. The maximum tax deduction is 5 years. For example, our subsidiaries of Shenzhen and Huanggang can enjoy this tax exemption.

Foreign-invested enterprises in China are eligible for a refund of tax paid equal to 40% of the reinvestment of profit. Being an export originated and high-technology enterprise, our subsidiary Winner Industries (Shenzhen) Co., Ltd. or “Winner Shenzhen” is eligible for a 100% tax refund for its reinvestment of profits. In addition, export-oriented enterprises whose exports sales contribute over 70% of the total sales can enjoy a refund of 100% tax paid.

In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Shenzhen as a High- technology Enterprise, which gives Winner Shenzhen a 50% tax exemption till 2009 and a 50% tax drawback from 2010 to 2011.

Our income tax provision for the three months ended December 31, 2006 was $28,399 as compared to $165,396 for the three months ended December 31, 2005. The decrease of income tax is mainly due to an approximately $124,000 and $70,000 tax refund received by our subsidiaries Winner Medical & Textile Ltd. Jingmen and Winner Shenzhen, respectively, which equals to 40% of their purchase amount of domestic machinery.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $(5,637) and $22,431 in the three months ended December 31, 2006 and 2005, respectively, reflecting the minority interests held by third parties in two of our subsidiaries (40% in Shanghai Winner Medical Apparatus Co., Ltd. in the three months ended December 31, 2006; 45% in Chongyang Wenqiang Medical Treatment Materials Co., Ltd. and 40% in Shanghai Winner Medical Apparatus Co., Ltd. in the three months ended December 31, 2005).

Net income (profit after taxes)

Net profit decreased to approximately $1.49 million for the three months ended December 31, 2006 as compared to approximately $1.61 million for the same period of 2005, a decrease of approximately $0.12 million or approximately 7.45%. Such decrease is mainly attributable to the appreciation of RMB, and an approximately $0.24 million cost for maintaining our public reporting company status in the first fiscal quarter of 2007. In addition, we also incurred costs for developing and marketing our new PurCotton Products, which commenced production in January 2007 and have not yet generated any revenue. All of the above expenses did not incurred in the same period last year.

Foreign Currency Translation Expenses

We incurred a foreign currency translation expense equal to $723,440 and $99,676 in three months ended December 31, 2006 and 2005, respectively. In July 21, 2005, China reformed its foreign currency exchange policy, resulted an appreciation of RMB against USD by 2.1 percent during a very short period of time. As of December 31, 2006, the accumulated appreciation of RMB against U.S. dollar is approximately 5.7%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for the three months ended December 31, 2006 and 2005. In the three months ended December 31, 2006, the exchange rates of 7.8074, 8.277 and 7.8581 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 8.0694, 8.277 and 8.0808 in the three months ended December 31, 2005, respectively.

Inventory

Our inventory increased to approximately $13.54 million as of December 31, 2006 as compared to approximately $11.33 million as of September 30, 2006, an increase of approximately $2.21 million or 19.51%. The increase was mainly attributable to our increased cotton yarn reserve for the production purposes, since the management expects the price of cotton will rise in second fiscal quarter of 2007.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $2.10 million.

Cash Flow
(in Million)
	Three Months Ended December 31,
	2005	2006
	(in thousands)

Net cash provided by operating activities	2,800	1,079
Net cash (used in) investing activities	(2,701)	(4,723)
Net cash provided by financing activities	3,924	1,066
Effect of exchange rate changes on cash and cash equivalents	8	360
Net increase (decrease) in cash and cash equivalent	4,031	(2,218)
Cash and cash equivalents at the beginning of period	2,651	4,320
Cash and cash equivalents at the end of period	6,682	2,102

Operating Activities:

Net cash provided by operating activities was $1.08 million for the three months ended December 31, 2006, which is a decrease of $1.72 million from the $2.80 million net cash provided by operating activities for the same period in 2005. The decrease was mainly due to the increase of inventory and the account receivables.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment.

Net cash used in investing activities for the three months ended December 31, 2006 was $4.72 million, which is an increase of $2.02 million from net cash used in investing activities of $2.7 million in the same period of 2005 due to the increased investment in the plant and equipment in Winner Huanggang, and the investment of the SAP implementation fee.

Financing Activities:

Net cash provided by financing activities in the three months ended December 31, 2006 totaled $1.06 million as compared to $3.92 million used in financing activities in the same period of 2005. Such decrease of the cash provided by financing activities was mainly attributable an approximately $11 million net proceeds we received from an equity financing in December 2005.

Our debt to equity ratio was 29.92% as of December 31, 2006. We plan to maintain our debt to equity ratio below 40%, increase the long-term loans, and decrease the short-term loans. We believe we currently maintain a good business relationship with many banks.

As of December 31, 2006, we have loans with Chinese banks totaling $7.04 million. These loans have annual interest rates ranging from 5.40%-6.12% in fiscal year 2006.

Bank loans as of December 31, 2006

				Balance as of Dec 31, 2006
Loan	Loan period	Interest rate	Secured by	US$

A	08-29-2006 to 02-28-2007	5.58%	Land use rights & buildings	1,280,836
B	07-03-2006 to 01-03-2007	5.40%	Land use rights & buildings	640,418
C	08-14-2006 to 02-13-2007	5.40%	Land use rights & buildings	640,418
D	11-01-2006 to 05-01-2007	5.85%	Land use rights & buildings	640,418
E	11-10-2006 to 08-10-2007	6.12%	Land use rights & buildings	2,049,338
F	10-18-2006 to 04-18-2007	5.58%	Land use rights & buildings	1,024,670
G	12-19-2006 to 06-19-2007	5.58%	Land use rights & buildings	768,502
	Total			7,044,600

As of December 31, 2006, we have approximately $10.37 million bank credit facilities available from three commercial banks, consisting of approximately $1.41 million from Shenzhen Commercial Bank, approximately $6.40 million from Shenzhen Branch of the Industrial and Commercial Bank of China and approximately $2.56 million from the Huanggang Branch of Agricultural Bank of China. These loan facilities are all secured by our real property and other assets.

We believe that our currently available working capital, and the credit facilities referred to above and future cash provided by operating activities, will be sufficient to meet our operations at our current level and working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically six or twelve months and interest rates are subject to change upon renewal. The People’s Bank of China (the central bank of China) increased the interest rate of RMB bank loans twice - in April 28, 2006 and in August 19, 2006. Since August 19, 2006, the new interest rates are 5.58% and 6.12% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of were 5.22% and 5.58%, before April 28, 2006. The change in interest rates has no impact on our bank loans that were entered into prior to April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at December 31, 2006 would decrease net income before provision for income taxes by approximately $0.07 million for the three months ended December 31, 2006. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar and the majority of our revenues will be settled in RMB and U.S. dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. If RMB continues its appreciation against U.S. dollar, it will make our sale prices more expensive, thus our sales may decline. In an effort to reduce our exposure to foreign exchange risk, we will consider choosing proper financial instruments to diversify for the foreign exchange risk in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of December 31, 2006, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Our board of directors decided it was in our best interest to transfer all the business operations of our subsidiary Winner Medical International Trading Co., Ltd. or “Winner Hong Kong” to Winner Shenzhen. In April 2006, we stopped all the business operations of Winner Hong Kong and will file the liquidation of Winner Hong Kong in the next few months.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In December 2006, Winner Medical’s trademark “Winner” was recognized as a Famous Trade Mark in Guangdong Province by the Guangdong Administration of Industry and Commerce. This designation affords the “Winner” brand stronger legal protection against infringement.

ITEM 6.  EXHIBITS

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 14, 2007

WINNER MEDICAL GROUP INC.

By:   /s/ Xiuyuan Fang
Xiuyuan Fang
Chief Financial Officer and Treasurer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.