Form 10-Q
period 2007-03-31
WINNER MEDICAL GROUP INC
filed 2007-05-14
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

(86-755) 28138888
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,677,171

TABLE OF CONTENTS
(Please ask the printer to insert the page numbers)

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC. Condensed Consolidated Financial Statements (Unaudited) For the six months ended March 31, 2007 and 2006

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F12

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
	2007	2006
	(Unaudited)
	US$	US$
ASSETS

Current assets:
Cash and cash equivalents	4,232,127	4,319,579
Accounts receivable, less allowances for doubtful accounts of US$15,118 and US$20,347 at March 31, 2007 and September 30, 2006, respectively	7,409,424	7,513,013
Amounts due from affiliated companies	347,475	480,900
Inventories	13,078,445	11,329,520
Prepaid expenses and other current assets	4,339,129	6,182,472
Income taxes recoverable	31,190	7,533
Total current assets	29,437,790	29,833,017

Property, plant and equipment, net	41,402,647	35,800,530
Investment in an equity investee	1,147,680	1,062,135
Intangible assets, net	36,905	38,731
Prepaid expenses and deposits	232,055	224,391
Deferred tax assets	200,023	195,610
Total assets	72,457,100	67,154,414
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	8,404,231	5,437,050
Accounts payable	4,222,098	4,196,874
Accrued payroll and employee benefits	1,182,354	1,184,779
Customer deposits	200,355	269,965
Other accrued liabilities	1,656,324	2,379,849
Amount due to a stockholder	-	1,556
Amounts due to affiliated companies	167,046	203,999
Dividend payable	-	504,317
Income taxes payable	240,735	556,647
Total current liabilities	16,073,143	14,735,036

Deferred tax liabilities	4,510	4,410
Total liabilities	16,077,653	14,739,446

Commitments and contingencies

Minority interests	159,817	149,496

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 stock, stock issued and outstanding March 31, 2007 - 44,677,171 shares; September 30, 2006 - 44,677,171 shares	44,677	44,677
Additional paid-in capital	30,257,097	30,237,197
Retained earnings	21,191,966	19,182,866
Statutory reserves	1,899,022	1,222,678
Accumulated other comprehensive income	2,826,868	1,578,054
Total stockholders’ equity	56,219,630	52,265,472
Total liabilities and stockholders’ equity	72,457,100	67,154,414

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31		Six months ended March 31
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Net sales	15,117,911	16,050,435	30,998,681	32,284,563

Cost of sales	(11,745,435)	(12,562,837)	(23,689,561)	(24,397,670)
Gross profit	3,372,476	3,487,598	7,309,120	7,886,893

Other operating income, net	207,912	151,357	311,551	213,859
Selling, general and administrative expenses	(2,527,498)	(2,153,154)	(5,029,124)	(4,728,049)

Income from operations	1,052,890	1,485,801	2,591,547	3,372,703
Interest income	4,647	6,966	10,308	11,420
Interest expense	(105,102)	(33,968)	(177,361)	(180,474)
Equity in earnings of 50 percent or less owned persons	28,999	6,474	85,545	16,896
Income before income taxes and minority interests	981,434	1,465,273	2,510,039	3,220,545

Income taxes	224,551	(59,635)	196,152	(225,031)
Income before minority interests	1,205,985	1,405,638	2,706,191	2,995,514

Minority interests	(15,110)	3,752	(20,747)	26,183
Net income	1,190,875	1,409,390	2,685,444	3,021,697

Other comprehensive income
Foreign currency translation difference	525,374	101,306	1,248,814	200,982

Comprehensive income	1,716,249	1,510,696	3,934,258	3,222,679

Net income per share
- basic	0.03	0.03	0.06	0.07
- diluted	0.03	0.03	0.06	0.07

Weighted average common stock outstanding
- basic	44,677,171	44,636,371	44,677,171	41,401,835
- diluted	44,677,171	44,636,371	44,677,171	41,401,835

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	Earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2005	36,991,105	36,991	19,020,848	14,104,400	471,850	720,741	34,354,830
Shares issued for reverse takeover	1,562,271	1,562	1,089	-	-	-	2,651
Issuance of common stock	6,082,995	6,083	10,876,433	-	-	-	10,882,516
Issuance of employee stock	40,800	41	316,159	-	-	-	316,200
Stock options granted	-	-	22,668	-	-	-	22,668
Net income	-	-	-	5,829,294	-	-	5,829,294
Foreign currency translation difference	-	-	-	-	-	857,313	857,313
Transfer to statutory reserves	-	-	-	(750,828)	750,828	-	-
Balance at September 30, 2006	44,677,171	44,677	30,237,197	19,182,866	1,222,678	1,578,054	52,265,472
Stock options granted	-	-	19,900	-	-	-	19,900
Net income	-	-	-	2,685,444	-	-	2,685,444
Transfer to statutory reserves	-	-	-	(676,344)	676,344	-	-
Foreign currency translation difference	-	-	-	-	-	1,248,814	1,248,814
Balance at March 31, 2007	44,677,171	44,677	30,257,097	21,191,966	1,899,022	2,826,868	56,219,630

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	2,685,444	3,021,697
Adjustment to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	1,513,939	1,199,310
Amortization of intangible assets	1,826	2,308
Loss on disposal of property, plant and equipment	123,033	-
Minority interests	20,747	(26,183)
Share of equity in earnings of 50 percent or less owned persons	(85,545)	(16,896)
Stock based compensation expenses	54,105	124,700
Deferred tax	-	25,178
Increase (decrease) in cash resulting from changes in:
Accounts receivable	273,099	1,687,683
Notes receivables	-	(25,547)
Amounts due from affiliated companies	147,506	(120,187)
Inventories	(1,493,306)	(1,360,684)
Prepaid expenses and other current assets	1,982,833	109,949
Income taxes recoverable	(23,488)	26,379
Non-current prepaid expenses and deposits	(2,602)	(26,369)
Accounts payable	(69,467)	(687,528)
Accrued payroll and employee benefits	(29,156)	(35,151)
Customer deposits	(75,701)	261,502
Other accrued liabilities	(811,424)	(663,818)
Amounts due to affiliated companies	(41,556)	(102,529)
Income taxes payable	(328,471)	41,218
Net cash generated from operating activities	3,841,816	3,435,032

Cash flows from investing activities
Purchase of property, plant and equipment	(6,695,299)	(2,932,830)
Proceeds from disposal of property, plant and equipment	15,895	-
Increase in intangible assets	-	(4,615)
Net cash used in investing activities	(6,679,404)	(2,937,445)

Cash flows from financing activities
Issuance of common stock	-	10,885,167
Proceeds from bank borrowings	8,310,428	3,492,143
Repayment of bank borrowings	(5,497,667)	(10,102,270)
Amounts due from affiliated companies	(3,231)	-
Amount due to a stockholder	(1,591)	(170,379)
Dividend paid	(515,695)	(1,000,527)
Net cash generated from financing activities	2,292,244	3,104,134

Effect of exchange rate changes	457,892	(128,583)

Net (decrease) increase in cash and cash equivalents	(87,452)	3,473,138
Cash and cash equivalents, beginning of period	4,319,579	2,650,867
Cash and cash equivalents, end of period	4,232,127	6,124,005

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	177,361	180,474
Income taxes	134,053	182,808

See accompanying notes to condensed consolidated financial statements.

1. Basis of Preparation of Financial Statements

The accompanying condensed consolidated financial statements of Winner Medical Group Inc “Winner Medical” or “the Company”, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the six months ended March 31, 2007 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2006. The Company follows the same accounting policies in preparation of interim reports.

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2. Description of Business

The principal activities of the Company and its subsidiaries consist of research and development, manufacturing and trading of medical dressings and medical disposables. All activities of the Group are principally conducted by subsidiaries operating in the People’s Republic of China “PRC”.

3. Recently Issued Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3, includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The adoption of EITF 06-3 will only impact the Company’s classification in the consolidated statements of income.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The Company is currently assessing the impact of SFAS 157 on the Company's consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

4. Net Income Per Share

Net income per share-Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At March 31, 2007 and 2006, the basic and diluted net income per share calculated in accordance with SFAS No. 128, “Earnings Per Share”, are reconciled as follows:

	Six months ended March 31
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share
Net income for the period	2,685,444	3,021,697
Weighted average common shares outstanding	44,677,171	41,401,835
Basic income per share	0.06	0.07

Diluted income per share
Net income for the period	2,685,444	3,021,697
Weighted average common shares outstanding for diluted income per share	44,677,171	41,401,835
Diluted income per share	0.06	0.07

As of March 31, 2007, 8,333 and 5,825 potential common shares relating to options at the exercise price of US$9.25 and US$4.75 per share, respectively, and representing the total options granted, were excluded from the computations of diluted income per share as both exercise prices were higher than the average market price for the six months ended March 31, 2007 and 2006.

5. Inventories

Inventories by major categories are summarized as follows:

	March 31	September 30
	2007	2006
	(Unaudited)	US$
	US$
Raw materials	4,478,165	4,675,411
Work in progress	6,347,679	3,737,681
Finished goods	2,370,660	3,026,062
	13,196,504	11,439,154
Less: allowances for slowing moving items	(118,059)	(109,634)
	13,078,445	11,329,520

6. Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes has been made as the Company has no taxable income for the six months ended March 31, 2007 and 2006, and does not expect to have taxable income for the full year. The applicable income tax rate for the Company for the six months ended March 31, 2007 and 2006 is 34%.

6. Income Taxes-Continued

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical International Trading Co., Ltd., a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company was subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The Company was dormant starting from November 2005. No provision for profits tax has been made as the subsidiary has no net assessable income for the period. The applicable statutory tax rate for the six months ended March 31, 2007 and 2006 is 17.5%.

PRC

Enterprises income tax in the PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit. All the subsidiaries of the Company in the PRC have applied for the exemption for the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where the Company’s subsidiaries are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. The Company’s subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle west of the PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. On the other hand, export-oriented enterprise, which exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as profits obtained from the disposal of shares derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax.

Foreign enterprises in the PRC are also eligible for a refund of tax paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the government. The maximum tax deduction is 5 years. Our subsidiaries of Shenzhen, Jingmen and Huang Gang can enjoy this tax exemption.

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

Starting from January 1, 2008, the enterprise income tax rate in the PRC will be adjusted to 25% from the previous 33%. For an enterprise currently enjoying any tax benefits mentioned above, those benefits are still valid until year 2012. The income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. Also, the new Enterprise Income Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to standard rate of 25%. Consequently, the Company is not able to make an estimate of the financial effect of the new Enterprise Income Tax Law on its deferred tax assets and liabilities. The Company will continue to assess the impact on the Group’s results of operations and financial position of this change in enterprise income tax rates.

7. Related Party Transactions

During the six months ended March 31, 2007 and 2006, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$44,700 and US$210 respectively and purchased goods from it for US$332,777 and USD$604,226 respectively. As of March 31, 2007, amount due from and due to the equity investee was US$180,012 and US$26,866 respectively.

During the six months ended March 31, 2007 and 2006, the Company sold goods to Safe Secure Packing (Shenzhen) Co., Ltd. for US$1,747 and nil respectively and purchased goods from it for US$493,236 and US$633,898 respectively. Mr. Jianquan Li, a director of the Company, has a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. during the periods. As of March 31, 2007, amount due to Safe Secure Packing (Shenzhen) Co., Ltd was US$140,180.

During the six months ended March 31, 2007 and 2006, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$402,823 and US$576,334 respectively. Mr. Jianquan Li, a director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of March 31, 2007, the outstanding balance due from Winner Medical & Textile (H.K.) Limited was US$167,462.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei are unsecured, interest free and payable according to the trading credit terms. Starting from 2006, the amount due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and payable according to normal trading credit terms.

8. Stock-Based Compensation

Stock-Based Compensation- The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), ‘‘Share-based Payment’’, which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market, to value its options under the independent director’s contract. Use of an option valuation model, as required by SFAS 123 (R), “Accounting for Stock-Based Compensation”, includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.

	Six months ended March 31
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$

Risk free interest rate	4.5%	N/A
Volatility	59.33%	N/A
Expected life (years)	3	N/A
Dividends	-	N/A
Weighted average fair value of options granted during the period	2.06	N/A

8. Stock-Based Compensation-Continued

In a contract signed on May 8, 2006, the Company agreed to grant to two of the independent directors each year non-qualified options for the purchase up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date. These options shall be vested in equal installments on a quarterly basis over a one year period. Upon execution of the agreement, the Company granted a prorated amount of initial options of 2,500 each, to two of the independent directors. Such options might be adjusted from time to time as agreed by the parties. The Company uses the Black-Scholes option-pricing model, to value its options granted to the independent directors, and recorded the relating compensation expenses accordingly. As of September 30, 2006, a total of 8334 options have been granted, and accumulated compensation expenses US$22,668 was recorded. On February 6, 2007, the Company further granted to two of the independent directors with non-qualified options for the purchase up to 10,000 shares of the common stock. As of March 31, 2007, a total of 28,334 options have been granted, representing the prorated amount of 18,334 options from the period May 8, 2006 to March 31, 2007 and the prorated amount of 10,000 options issued for the period from April 1, 2007 to September 30, 2007 in advance. The Company has recorded an amount of US$19,900 in compensation expenses. The intrinsic value of the 10,000 options at March 31, 2007 was US$2,500.

A summary of option activity under the Plan as of March 31, 2007, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years
Outstanding at October 1, 2006	8,334	9.25	2.58
Granted	20,000	4.75	2.85
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2007	28,334	6.07	2.77

By the end of 2005, the Company had entered into a one year consulting agreement with Heritage Management Consultants, Inc., “Heritage”, pursuant to which Heritage would assist the Company in meeting its obligations as a U.S. publicly traded company. This agreement was subsequently replaced by another agreement that covered a specific period of one year commencing January 25, 2006. On May 30, 2006, the Company has further amended and superseded the two previous agreements with Heritage. Pursuant to the agreement, as amended, Heritage would assist the Company in meeting the obligations of a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 restricted shares of common stock of the Company, which would be delivered on or before July 31, 2006. No common stock was delivered to Heritage up to the end of March 31, 2007. As of January 25, 2007, the expiry date of the consulting service contract, the fair value of the 50,000 restricted shares based on the market price of US$4 per share was US$200,000. The total compensation expense of the consulting service recorded up to March 31, 2007 was US$200,000, in which an amount of US$34,206 and US$165,794 representing the compensation expense for the six months period ended March 31, 2007 and the compensation expense recorded for the period from January 25, 2006 to September 30, 2006, respectively.

9. Commitments and Contingencies

Operating leases-The Company was obligated under operating leases requiring minimum rentals as follows:

(Unaudited)
US$
Six months ending September, 2007	127,775
Years ending September 30
2008	181,019
2009	121,710
2010	50,973
Total minimum lease payments	481,477

Rental expenses under operating leases included in the income statement were US$131,615 and US$147,892 for the six months ended March 31, 2007 and 2006, respectively.

9. Commitments and Contingencies-Continued

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$176,079 as of March 31, 2007.

The Company has also entered into agreements with construction companies to construct new factory and buildings and estimated non-cancelable obligations under these agreements were US$3,840,937 as of March 31, 2007.

In addition, the Company has entered into an agreement with the local government of Huang Gang to acquire a land use right in the PRC at a consideration of US$672,338.

Foreign currency forward contract obligations-The Company’s subsidiaries in the PRC utilize their local currency as their functional currency. The functional currency is used to pay materials purchased, labor and other operating costs. However, these subsidiaries have client contracts wherein revenue is invoiced and collected in US$. Since the management foresees that RMB will appreciate against US$, the Company has contracted with a commercial bank to hedge for future trade receipts as an economic hedge against its future US$ denominated cash flows. These contracts generally expire within one to six months. The foreign exchange forward contracts entered into by the Company are not designated as hedge instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, any changes in the fair value of such contracts are reflected in earnings.

The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

The Company has entered into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB during the year 2006. All these foreign currency forward contracts were realized before September 30, 2006 and net exchange loss totaling US$116,863 has been debited against selling, general and administrative expenses for the year then ended. There was no outstanding foreign currency forward contract as of March 31, 2007.

Contractual obligations- By the end of 2005, the Company had entered into a one year consulting agreement with Heritage Management Consultants, Inc., “Heritage”, pursuant to which Heritage would assist the Company in meeting its obligations as a U.S. publicly traded company. This agreement was subsequently replaced by another agreement that covered a specific period of one year commencing January 25, 2006. According to the revised agreement, the Company agreed to pay an annual compensation of $175,000 to Heritage together with certain transferable warrants. The warrants would entitle Heritage to purchase 200,000 shares of the Company’s common stock with a vesting period of 12 months after the commencement date of the agreement. The exercise price of warrants was to be set at a price of US$5.50 per share and the warrants, which were to be delivered within 180 days of the execution date of the agreement, would expire 3 years after the date of issue. The warrants were to be assignable and transferable, and were to include standard weighted average anti-dilution protection and unlimited piggyback registration rights.

On May 30, 2006, the Company has further amended and superseded the two previous agreements with Heritage. Pursuant to the agreement, as amended, Heritage would assist the Company in meeting the obligations of a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 restricted shares of common stock of the Company, which would be delivered on or before July 31, 2006. The shares were to be restricted stock and the certificates representing the shares were to bear a customary legend referring to the Securities Act of 1933. Heritage is prohibited from trading these shares during the term of the agreement if these shares become freely tradable during the term. The Company agreed to file with the Securities an Exchange Commission a Registration Statement on S-8 registering the sale by Heritage and its assignees of the Proposed Shares, the “Resale Registration Statement”, before December 31, 2006. As of January 25, 2007, the expiry date of the consulting service contract, the fair value of the 50,000 restricted shares based on the market price of US$4 per share was US$200,000. The total compensation expense of the consulting service recorded up to March 31, 2007 was US$200,000, in which an amount of US$34,206 and US$165,794 representing the compensation expense for the six months period ended March 31, 2007 and the compensation expense recorded for the period from January 25, 2006 to September 30, 2006, respectively. The consulting service contract with Heritage expired on January 25, 2007, and the Company decided not to renew the contract. On March 31, 2007, the 50,000 restricted shares had not been issued yet.

9. Commitments and Contingencies-Continued

Director Compensation- On May 8, 2006, the Company entered into separate Independent Director’s Contracts and Indemnification Agreements with each of the independent directors. Under the terms of the Independent Director’s Contracts, Mr. Goldman is entitled to $30,000, Mr. Goodner is entitled to $20,000 and Dr. Shieh is entitled to $12,000 each year as compensation for their services to be provided by them as our independent directors, and as chairpersons of various board committees, as applicable. The Company also agreed to grant to Mr. Goldman and Mr. Goodner options to purchase up to 10,000 shares each of our common stock for their first year of service. These options shall be vested in equal installments on a quarterly basis, shall have a term of three years from the grant date and have an exercise price equal to the fair market value on the grant date. The initial year’s base fee is considered earned when paid and is nonrefundable. Upon execution of this Agreement, the Company shall pay to the Directors the prorated amount of the initial year’s fee $15,500 and grant the prorated amount of initial 5,000 options. Such base fee and options may be adjusted from time to time as agreed by the parties. Under the terms of the Indemnification Agreements, the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent directors acted in good faith and in the best interest of the Company.

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

11. Operating Risk

Concentrations of credit risk, major customers and suppliers -A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. The sales to this customer accounting for 25% and 25% of the total net sales for each of the six months ended March 31, 2007 and 2006 respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were a recovery and a charge of bad debt expense of US$15,118 and US$11,534 during the six months ended March 31, 2007 and 2006, respectively.

Interest rate risk-The interest rates and terms of repayment of bank and other borrowings are 5.87%. Other financial assets and liabilities do not have material interest rate risk.

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

Foreign currency risk-Most of the transactions of the Company were settled in Renminbi and U.S. dollars. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of its RMB revenues, earnings and assets as expressed in U.S. dollar financial statements will decline. If RMB continues its appreciation against U.S. dollar, it will make the Company’s products more expensive and less competitive, thus sales may decline. In an effort to reduce the exposure to foreign exchange risk, the Company will consider choosing proper financial instruments to diversify the foreign exchange risk in the future.

12. Geographical Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company’s sales by geographic destination are analyzed as follows:

	Six months ended March 31
	2007	2006
	US$	US$

Europe	11,370,561	11,023,689
Japan	8,007,497	8,675,121
North and South America	3,515,724	3,094,684
PRC	4,221,446	3,772,103
Others	3,883,453	5,718,966
Total net sales	30,998,681	32,284,563

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following analysis discusses changes in the financial condition and results of operations at and for the six months ended March 31, 2007 and 2006, and should be read in conjunction with our audited consolidated financial statements and the notes thereto include elsewhere in this Report.

Our Company History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. From July 1993 until late 2005, our immediate predecessor, Las Vegas Resorts Corporation, and its predecessors had no meaningful business operations.

In July 2005, Winner Group Limited entered into a financial advisory agreement with HFG International, Limited, or HFG, pursuant to which HFG agreed to provide financial advisory and consulting services in facilitating the Winner Group Limited going public transaction, which, among other things, included locating a proper shell company. In November 2005, HFG recommended Winner Medical Group Inc. to the management of Winner Group Limited and Winner Group Limited started negotiations with us on a possible reverse acquisition transaction. Other than fees paid to HFG International, Limited pursuant to that certain Financial Advisory Agreement, no finder’s fees or other forms of consideration were paid by Winner Group Limited or us or our respective officers, directors or shareholders in connection with the share exchange.

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

We have integrated manufacturing lines that provide our clients with the ability to procure certain products from a single supplier. In the developed countries where we sell our products, we also operate on an original equipment manufacturer, or OEM, basis, whereby we provide our customers with a customized product that is then sold by the customer under its brand name, by providing our OEM customers with our specialized design, manufacturing and packaging services. OEM sales have accounted for approximately 75% of our sales revenue. When we work on this basis, our clients are able to select the design, size, type and scale of the products we manufacture for them.

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

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. We launched our new self-adhesive bandage product in the first fiscal quarter of 2006 and the sales revenue from this product was approximately $0.87 million from October 1, 2006 to March 31, 2007. We expect that the sales of this new product will increase in the future. In addition, our subsidiary Winner Medical (Huanggang) Co., Ltd., or “Winner Huanggang”, has commenced production of the new spunlace cotton nonwoven products, or “PurCotton Products,” and expects the sales of PurCotton Products in the form of finished medical products to commence at the third fiscal quarter of 2007. The finished PurCotton products for medical use include the 100% cotton nonwoven swab, sponges, and surgical drape. The spunlace cotton nonwoven process is patented in more than 30 countries. Currently, we are under the application of industrial standards in China for the spunlace cotton nonwoven industry. We expect a successful application of the industrial standards will facilitate the sales of PurCotton products in the Chinese market. This product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric, such as it is natural, safe, strong, durable, healthy, environmentally friendly, of higher quality and lower cost. We expect our new PurCotton products to gradually supersede our gauze products. We have installed two manufacturing lines, which commenced production in January 2007. On December 23, 2006, our subsidiary Winner Huanggang purchased a series of carding and web-forming machines from an overseas manufacturer, totaling €1.03 million, approximately $1.36 million. On February 8, 2007, Winner Huanggang purchased a series of spunlace machines from another overseas manufacturer, totaling €1.56 million, approximately $ 2.03 million. These machines are a part of the third manufacturing line to produce PurCotton products. After the Company commenced operations, these machines will greatly improve the production capacity and the product quality compared with the first two lines. Another new product we have developed is 70% cotton and 30% polyester nonwoven products. This new manufacturing process that we have developed enables us to produce the nonwoven products that can compete with the traditional synthetic nonwoven fabric on price because we use cotton instead of rayon as the raw material. We expect the new 70% cotton and 30% polyester nonwoven products to gradually supersede our traditional synthetic nonwoven products.

According to information provided by Market and Research, worldwide sales of nonwoven products continued their mid-single digit growth in 2005, reaching US$16 billion. With the big market potential for nonwoven products, we expect our new nonwoven products to be strong growth vehicles for the Company going forward.

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

We also believe that there is a trend in our industry that is resulting in the geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries, such as China, where labor and manufacturing costs are generally lower. As a result of the lower cost structure and rapid development of the Chinese economy, we are seeing more foreign multinational companies entering the Chinese market to produce their goods and China’s emergence as part of the global production and supply chain for large multinational corporations. Simultaneously, we believe that the worldwide perception of the quality level of Chinese products is improving. We anticipate that this trend of large multinational companies seeking to produce their products in China will benefit us, especially since our main business model is to act on an OEM basis, whereby we provide our customers with a customized product that is then sold by the customer under its brand name. In addition, we are currently negotiating with several large companies in the industry in developed countries to outsource some of their production lines.

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

We encounter significant competition from within China and throughout the world. Some of our competitors have greater financial resources, larger human resources, and more established market recognition in both domestic and international markets than we do. We believe that our China-based competitors have lower labor costs, but their products often lack diversity. With respect to our competitors located outside of China, we believe that competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. Our competition in Europe and the Americas may have a geographic advantage in the EU and U.S. markets, but we believe they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

This level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Recent Development

From February 2007, we were preparing to set up a joint venture Winner Medical Jordan Limited or “Jordan Winner” in Jordan with three other individuals. Winner Jordan is a trading company with a total registered capital of 710,000 Jordan Dinars, approximately $1 million, of which we have 35% ownership. Winner Jordan is in the business of designing, manufacturing and marketing pharmaceutical, medical instrument, disposable medical product, home care product, cosmetics, ladies and baby care products in Gulf countries. All the products to be sold by Winner Jordan will be in the “Winner” brand.

Results of Operations

Comparison for the Three Months Ended March 31, 2007 and 2006

The following sets forth certain of our income statement information for the three months ended March 31, 2007 and 2006.

	THREE MONTHS ENDED 03/31/07		THREE MONTHS ENDED 03/31/06
Item	In Millions	As a Percentage	In Millions	As a Percentage
Sales Revenue	15.12	100.00%	16.05	100.00%
Other operating income, net	0.21	1.39%	0.15	0.93%
Costs of Goods Sold	11.75	77.71%	12.56	78.26%
Selling, general and administrative expenses	2.53	16.73%	2.15	13.40%
Interest expense	0.11	0.73%	0.03	0.19%
Income tax	-0.23	-1.49%	0.06	0.37%
Minority interest	0.015	0.10%	-0.004	-0.02%
Net income	1.19	7.87%	1.41	8.79%

Sales Revenue

Sales revenue decreased $0.93 million, or approximately 5.79%, to $15.12 million for the three months ended March 31, 2007 from $16.05 million for the three months ended March 31, 2006. This decrease was mainly attributable to (1) the appreciation of RMB against USD by 0.95% in the three month period as of March 31, 2007, and (2) we re-evaluated our customers after implementing the Enterprise Resources Planning (“ERP”) software provided by a Systems Applications and Products company (“SAP”), or SAP ERP system, which integrates all of the core business operations of each of our subsidiaries-from production, supply, sales to financial records-into one system, and terminated some small customers that are either non-profitable or have bad credits. Our strategy is to focus on the big clients in terms of resources and services, as a result, the gross margin increased to 22.29% for the three months ended March 31, 2007 from 21.74% for the three months ended March 31, 2006. By gradually shifting our resources and services to the big clients, we expect revenue from these big customers will increase in the third fiscal quarter of 2007.

Our new self-adhesive and elastic bandage products entered into the market in January 2006. During the three months ended March 31, 2007, revenue from these products reached approximately $0.54 million. Our PurCotton Products commenced trial production in January 2007 and we expect the new products will become one of our main revenue drivers starting from the third fiscal quarter of 2007.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the three months ended March 31, 2007 and 2006. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	Three Months Ended on 03/31/07	Percentage of Total Revenues	Three Months Ended On 03/31/06	Percentage of Total Revenues
Europe	5.29	34.99%	5.43	33.85%
Japan	3.32	21.96%	4.07	25.37%
America	2.15	14.22%	1.08	6.73%
China	1.96	12.96%	1.85	11.53%
Other	2.40	15.87%	3.61	22.51%
Total	15.12	100.00%	16.04	100.00%

Other Operating Income, net

Our other operating income, net increased $0.06 million to $0.21 million for the three months ended March 31, 2007, from $0.15 million during the three months ended March 31, 2006. Other operating income, net mainly consists of income from sales of unused raw materials such as cotton and packing materials, sales of leftover materials, and tax refunds for reinvestment of profit, the profits/losses from the foreign currency translation, and the government subsidies. The increase was mainly attributable to a tax refund for reinvestment of profit and government subsidies.

Cost of Goods Sold

Our cost of goods sold decreased $0.81 million to $11.75 million for the three months ended March 31, 2007 from $12.56 million during the three months ended March 31, 2006. As a percentage of net revenues, the cost of goods sold decreased approximately 0.54% to 77.71% in the three months ended March 31, 2007 from 78.26% in the three months ended March 31, 2006. The percentage decrease was mainly attributable to our improved cost control on production.

Gross Profits

Our gross profit decreased $0.12 million to $3.37 million for the three months ended March 31, 2007 from $3.49 million for the three months ended March 31, 2006. Gross profit as a percentage of net revenues was 22.29% for the three months ended March 31, 2007, as compared to 21.74% during the three months ended March 31, 2006. The increase in gross profit as a percentage of net revenue was mainly due to our improved cost control on production.

Selling Expenses

Our selling expenses increased $0.02 million to $1.06 million for the three months ended March 31, 2007 from $1.04 million for the three months ended March 31, 2006. As a percentage of net revenues, our selling expenses increased to 7.01% for the three months ended March 31, 2007 from 6.48% for the three months ended March 31, 2006. This increase was primarily attributable to the increased wages and bonus to our sales staff.

Administrative Expenses

Our administrative expenses increased $0.36 million, or approximately 32.43%, to $1.47 million for the three months ended March 31, 2007 from $1.11 million for the three months ended March 31, 2006. As a percentage of net revenues, administrative expenses increased to 9.72% for the three months ended March 31, 2007 from 6.92% for the three months ended March 31, 2006. This increase was primarily attributable to our increased $0.20 million research and development expense and $0.11 million amortization expense of implementing the Enterprise Resources Planning (“ERP”) software provided by a Systems Applications and Products company (“SAP”) or SAP ERP system.

As of December 31, 2006, we had implemented the Enterprise Resources Planning (“ERP”) software provided by a Systems Applications and Products company (“SAP”), or SAP ERP system, in all of our subsidiaries except for Winner Medical & Textile Ltd. Zhuhai and Shanghai Winner Medical Apparatus Co., Ltd., whereby we integrate all of the core business operations of each of our subsidiaries-from production, supply, sales to financial records-into one system. We hired IBM as our consultant for such implementation. The related SAP ERP system expense will be amortized over 5-8 years commencing in fiscal year 2006. We are also working on improving our internal control system to ensure the compliance with SOX 404. As a result, we expect that our administrative expenses will continue to increase until we fully implement our new accounting system and implement SOX 404.

Interest Expense

Interest expense increased to approximately $0.11 million, 0.73% of the total revenue for the three months ended March 31, 2007 as compared to approximately $0.03, 0.19% of total revenue for the same period of 2006, an increase of approximately $0.08 or 266.67%. Our interest expense relates to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage increase of interest expense was mainly due to (1) the high average outstanding balance of bank loans as of March 31, 2007, compared to March 31, 2006. Our outstanding bank loans increased to approximately $8.40 million as of March 31, 2007 compared with approximately $2.25 million as of March 31, 2006. (2) The weighted average annual interest rate increased to 5.87% for loans as of March 31, 2007 from 5.58% for loans as of March 31, 2006.

Income taxes

Enterprises income tax in the PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit. All our subsidiaries in the PRC have applied for the exemption for the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where our subsidiaries are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. Our subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on their taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, our subsidiaries are fully exempt from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle west of the PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. On the other hand, an export-oriented enterprise, whose exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as profits obtained from the disposal of shares derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax.

Foreign enterprises in the PRC are also eligible for a refund of tax paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the government. The maximum tax deduction is 5 years. For example, our subsidiaries of Shenzhen, Jingmen and Huanggang can enjoy this tax exemption.

Foreign-invested enterprises in China are eligible for a refund of taxes paid equal to 40% of the reinvestment of profit. As an export originated and high-technology enterprise, our subsidiary Winner Industries (Shenzhen) Co., Ltd. or “Winner Shenzhen” is eligible for a 100% tax refund for its reinvestment of profits. In addition, export-oriented enterprises whose exports sales contribute over 70% of the total sales can enjoy a refund of 100% tax paid.

In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Shenzhen as a High- technology Enterprise, which gives Winner Shenzhen a 50% tax exemption till 2009 and a 50% tax drawback from 2010 to 2011.

Started from January 1, 2008, the enterprise income tax rate in the PRC will be adjusted to 25% from the previous 33%. For an enterprise currently enjoying any tax benefits mentioned above, those benefits are still valid until 2012. The income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. Also, the new Enterprise Income Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to standard rate of 25%. Consequently, the Company is not able to make an estimate of the financial effect of the new Enterprise Income Tax Law on its deferred tax assets and liabilities. The Company will continue to assess the impact on the Group’s results of operations and financial position of this change in enterprise income tax rates.

Our income tax provision for the three months ended March 31, 2007 was -$0.22 million as compared to $0.06 million for the three months ended March 31, 2006. The decrease of income tax is mainly due to (1) Shenzhen Winner and Jingmen Winner receiving government approval of tax refund of taxes paid for 40% of the purchase amount of domestic machinery, totaling $0.07 million and $0.12 million respectively in the second fiscal quarter, and (2) after we reassessed our tax status, the over provision of income taxes is written off in the second fiscal quarter of 2007.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $0.015 million and -$0.004 million in the three months ended March 31, 2007 and 2006, respectively, reflecting the minority interests held by third parties in one of our subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd..

Net income (profit after taxes)

Net income decreased to approximately $1.19 million for the three months ended March 31, 2007 as compared to approximately $1.41 million for the same period of 2006, a decrease of approximately $0.22 million or approximately 15.60%. Such decrease is mainly attributable to the appreciation of RMB against USD by 0.95% in the three month period ended March 31, 2007 and the increased selling and administrative expenses. This increase of administrative expenses mainly consists of our increased $0.20 million research and development expense and $0.11 million amortization expense of implementing the Enterprise Resources Planning (“ERP”) software provided by a Systems Applications and Products company (“SAP”) or SAP ERP system.

Foreign Currency Translation Expenses

We incurred a foreign currency translation expense equal to $0.53 million and $0.10 million in the three months ended March 31, 2007 and 2006, respectively. On July 21, 2005, China reformed its foreign currency exchange policy. As of March 31, 2007, the accumulated appreciation of RMB against U.S. dollar is approximately 6.5%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for the three months ended March 31, 2007 and 2006. In the three months ended March 31, 2007, the exchange rates of 7.7342, 8.277 and 7.8215 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 8.018, 8.277 and 8.055 in the three months ended March 31, 2006, respectively.

Comparison for the Six Months Ended March 31, 2007 and 2006

The following sets forth certain of our income statement information for the six months ended March 31, 2007 and 2006.

	SIX MONTHS ENDED 03/30/07		SIX MONTHS ENDED 03/30/06
Item	In Millions	As a Percentage	In Millions	As a Percentage
Sales Revenue	31.00	100.00%	32.28	100.00%
Other operating income, net	0.31	1.00%	0.21	0.65%
Costs of Goods Sold	23.69	76.42%	24.40	75.58%
Selling, general and administrative expenses	5.03	16.23%	4.73	14.65%
Interest expense	0.18	0.58%	0.18	0.56%
Income tax	-0.20	-0.65%	0.23	0.71%
Minority interest	0.021	0.07%	-0.026	-0.08%
Net income	2.69	8.68%	3.02	9.35%

Sales Revenue

Sales revenue decreased $1.28 million, or approximately 3.98%, to $31.00 million for the six months ended March 31, 2007 from $32.28 million for the six months ended March 31, 2006. This decrease was mainly attributable to (1) the appreciation of RMB against USD by 2.21% in the six month period as of March 31, 2007, and (2) we re-evaluated our customers after implementing the Enterprise Resources Planning (“ERP”) software provided by a Systems Applications and Products company (“SAP”), or SAP ERP system, which integrates all of the core business operations of each of our subsidiaries-from production, supply, sales to financial records-into one system, and terminated some small customers that are either non-profitable or have bad credits.

Our new self-adhesive and elastic bandage products entered into the market in January 2006. During the six months ended March 31, 2007, revenue from these products reached approximately $0.87 million. Our PurCotton Products commenced production in January 2007 and we expect the new products will become one of our main revenue drivers starting from the third fiscal quarter of 2007.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the six months ended March 31, 2007 and 2006. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	Six Months Ended on 03/30/07	Percentage of Total Revenues	Six Months Ended On 03/30/06	Percentage of Total Revenues
Europe	11.37	36.68%	11.02	34.14%
Japan	8.01	25.84%	8.68	26.89%
America	3.52	11.35%	3.09	9.57%
China	4.22	13.61%	3.77	11.68%
Other	3.88	12.52%	5.72	17.72%
Total	31.00	100.00%	32.28	100.00%

Other Operating Income, net

Our other operating income, net increased $0.10 million to $0.31 million for the six months ended March 31, 2007, from $0.21 million during the six months ended March 31, 2006. Other operating income, net mainly consists of income from sales of unused raw materials such as cotton and packing materials, sales of leftover materials, and tax refunds for reinvestment of profit, the profits/losses from the foreign currency translation, and the government subsidies. The increase was mainly attributable to a tax refund for reinvestment of profit and government subsidies.

Cost of Goods Sold

Our cost of goods sold decreased $0.71 million to $23.69 million for the six months ended March 31, 2007 from $24.40 million during the six months ended March 31, 2006. As a percentage of net revenues, the cost of goods sold increased approximately 0.84% to 76.42% in the six months ended March 31, 2007 from 75.58% in the six months ended March 31, 2006. The percentage decrease was mainly attributable to the increased cost of raw materials and labor from October to December 2006.

Gross Profits

Our gross profit decreased $0.58 million to $7.31 million for the six months ended March 31, 2007 from $7.89 million for the six months ended March 31, 2006. Gross profit as a percentage of net revenues was 23.58% for the six months ended March 31, 2007, as compared to 24.44% during the six months ended March 31, 2006. The decrease in gross profit as a percentage of net revenue was mainly due to the appreciation of Renminbi or “RMB” against the US dollar and the increased cost of raw materials and labor.

Selling Expenses

Our selling expenses decreased $0.26 million to $2.34 million for the six months ended March 31, 2007 from $2.60 million for the six months ended March 31, 2006. As a percentage of net revenues, our selling expenses decreased to 7.55% for the six months ended March 31, 2007 from 8.05% for the six months ended March 31, 2006. This dollar decrease was primarily attributable to the decreased cost of transportation.

Administrative Expenses

Our administrative expenses increased $0.56 million, or approximately 26.29%, to $2.69 million for the six months ended March 31, 2007 from $2.13 million for the six months ended March 31, 2006. As a percentage of net revenues, administrative expenses increased to 8.68% for the six months ended March 31, 2007 from 6.60% for the six months ended March 31, 2006. This increase was primarily attributable to our increased $0.31 million research, and development expense, increased $0.26 million public company maintenance fee and $0.11 million amortization expense of implementing the Enterprise Resources Planning (“ERP”) software provided by a Systems Applications and Products company (“SAP”) or SAP ERP system.

As of December 31, 2006, we had implemented the Enterprise Resources Planning (“ERP”) software provided by a Systems Applications and Products company (“SAP”), or SAP ERP system, in all of our subsidiaries except for Winner Medical & Textile Ltd. Zhuhai and Shanghai Winner Medical Apparatus Co., Ltd., whereby we integrate all of the core business operations of each of our subsidiaries-from production, supply, sales to financial records-into one system. We hired IBM as our consultant for such implementation. The related SAP ERP system expense will be amortized over 5-8 years commencing in fiscal year 2006. We are also working on improving our internal control system to ensure the compliance with SOX 404. As a result, we expect that our administrative expenses will continue to increase until we fully implement our new accounting system and implement SOX 404.

Interest Expense

Interest expense for the six months ended March 31, 2007 is approximately $0.18 million, 0.58% of the total revenue, as compared to approximately $0.18 million, 0.56% of total revenue for the same period of 2006. Our interest expense relates to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage increase of interest expense was mainly due to (1) the high average outstanding balance of bank loans as of March 31, 2007, compared to March 31, 2006. Our outstanding bank loans increased to approximately $8.40 million as of March 31, 2007 compared with approximately $2.25 million as of March 31, 2006. (2) The weighted average annual interest rate increased to 5.85% for loans as of March 31, 2007 from 5.58% for loans as of March 31, 2006.

Income taxes

Enterprises income tax in the PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit. All our subsidiaries in the PRC have applied for the exemption for the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where our subsidiaries are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. Our subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on their taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, our subsidiaries are fully exempt from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle west of the PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. On the other hand, an export-oriented enterprise, whose exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as profits obtained from the disposal of shares derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax.

Foreign enterprises in the PRC are also eligible for a refund of taxes paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the government. The maximum tax deduction is 5 years. For example, our subsidiaries of Shenzhen, Jingmen and Huanggang can enjoy this tax exemption.

Foreign-invested enterprises in China are eligible for a refund of taxes paid equal to 40% of the reinvestment of profit. As an export originated and high-technology enterprise, our subsidiary Winner Industries (Shenzhen) Co., Ltd. or “Winner Shenzhen” is eligible for a 100% tax refund for its reinvestment of profits. In addition, export-oriented enterprises whose exports sales contribute over 70% of the total sales can enjoy a refund of 100% tax paid.

In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Shenzhen as a High- technology Enterprise, which gives Winner Shenzhen a 50% tax exemption till 2009 and a 50% tax drawback from 2010 to 2011.

Started from January 1, 2008, the enterprise income tax rate in the PRC will be adjusted to 25% from the previous 33%. For an enterprise currently enjoying any tax benefits mentioned above, those benefits are still valid until 2012. The income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. Also, the new Enterprise Income Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to standard rate of 25%. Consequently, the Company is not able to make an estimate of the financial effect of the new Enterprise Income Tax Law on its deferred tax assets and liabilities. The Company will continue to assess the impact on the Group’s results of operations and financial position of this change in enterprise income tax rates.

Our income tax provision for the six months ended March 31, 2007 was -$0.20 million as compared to $0.23 for the six months ended March 31, 2006. The decrease of income tax is mainly due to (1) Shenzhen Winner and Jingmen Winner receiving government approval of tax refund of taxes paid for 40% of the purchase amount of domestic machinery, totaling $0.07 million and $0.12 million respectively in the in the second fiscal quarter, and (2) after we reassessed our tax status, the over provision of income taxes is written off in the second fiscal quarter of 2007.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $0.021 and -$0.026 in the six months ended March 31, 2007 and 2006, respectively, reflecting the minority interests held by third parties in one of our subsidiaries , 40% in Shanghai Winner Medical Apparatus Co., Ltd.

Net income (profit after taxes)

Net profit decreased to approximately $2.69 million for the six months ended March 31, 2007 as compared to approximately $3.02 million for the same period of 2006, a decrease of approximately $0.33 million or approximately 10.93%. Such decrease is mainly attributable to the appreciation of RMB against USD by 2.21% in the six month period ended March 31, 2007 and the increased selling and administrative expenses. This increase of administrative expenses mainly consists of our increased $0.31 million research, and development expense, increased $0.26 million public company maintenance fee and $0.11 million amortization expense of implementing the Enterprise Resources Planning (“ERP”) software provided by a Systems Applications and Products company (“SAP”) or SAP ERP system.

Foreign Currency Translation Expenses

We incurred a foreign currency translation expense equal to $1.25 million and $0.20 million in the six months ended March 31, 2007 and 2006, respectively. On July 21, 2005, China reformed its foreign currency exchange policy. As of March 31, 2007, the accumulated appreciation of RMB against U.S. dollar is approximately 6.5%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for the six months ended March 31, 2007 and 2006. In the three months ended March 31, 2007, the exchange rates of 7.7342, 8.277 and 7.8215 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 8.018, 8.277 and 8.055 in the three months ended March 31, 2006, respectively.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $ $4.23 million.

Cash Flow

	Six Months Ended March 31,
	2007	2006
	(in thousands)

Net cash provided by operating activities	3,841	3,435
Net cash (used in) investing activities	(6,679)	(2,937)
Net cash provided by financing activities	2,292	3,104
Effect of exchange rate changes on cash and cash equivalents	457	(128)
Net increase (decrease) in cash and cash equivalent	(87)	3,473
Cash and cash equivalents at the beginning of period	4,319	2,650
Cash and cash equivalents at the end of period	4,232	6,124

Operating Activities:

Net cash provided by operating activities was $3.84 million for the six months ended March 31, 2007, which is an increase of $0.40 million from the $3.44 million net cash provided by operating activities for the same period in 2006. The increase was mainly due to the increased accounts receivable.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities for the six months ended March 31, 2007 was -$6.68 million, which is an increase of -$3.74 million from net cash used in investing activities of -$2.94 million in the same period of 2006 due to the increased investment in fixed assets and capital construction in Huanggang Winner.

Financing Activities:

Net cash provided by financing activities in the six months ended March 31, 2007 totaled $2.29 million as compared to $3.10 million used in financing activities in the same period of 2006. Such decrease of the cash provided by financing activities was mainly attributable to approximately $0.5 million payment of cash dividend to Mr. Jianquan Li.

Our debt to equity ratio was 28.64% as of March 31, 2007. We plan to maintain our debt to equity ratio below 40%, increase the long-term loans, and decrease the short-term loans. We believe that we currently maintain a good business relationship with each of the banks with whom we have loans, as identified in the table below.

As of March 31, 2007, we have loans with Chinese banks totaling $8.40 million. These loans have annual interest rates ranging from 5.58%-6.12%.

Bank loans as of March 31, 2007

					Balance as of March 31, 2007
Loan	Bank	Loan period	Interest rate	Secured by	US$

A	China Merchants Bank, Shenzhen Branch	10-18-2006 to 04-18-2007	5.58%	Land use rights & buildings	1,034,367
B	China Merchants Bank, Shenzhen Branch	12-19-2006 to 06-19-2007	5.58%	Land use rights & buildings	775,775
C	China Merchants Bank, Shenzhen Branch	01-04-2007 to 07-04-2007	5.58%	Land use rights & buildings	905,071
D	China Merchants Bank, Shenzhen Branch	01-04-2007 to 07-04-2007	5.67%	Land use rights & buildings	1,034,367
E	Shenzhen Industrial and Commercial Bank of China	01-23-2007 to 01-22-2008	6.12%	Credit & buildings	646,479
F	Shenzhen Industrial and Commercial Bank of China	01-23-2007 to 01-22-2008	6.12%	Credit & buildings	1,292,959
G	Agricultural Bank of China, Huanggang Branch	12-13-2006 to 06-12-2007	5.58%	Land use rights & buildings	646,479
H	Tian Men Industrial and Commercial Bank of China	11-10-2006 to 08-06-2007	6.12%	Land use rights & buildings	775,775
I	Tian Men Industrial and Commercial Bank of China	11-10-2006 to 08-08-2007	6.12%	Land use rights & buildings	646,479
J	Tian Men Industrial and Commercial Bank of China	11-10-2006 to 08-09-2007	6.12%	Land use rights & buildings	646,479
		Total			8,404,231

As of March 31, 2007, we have approximately $9.31 million bank credit facilities available from four commercial banks, consisting of approximately $1.42 million from Shenzhen Branch of China Merchants Bank, approximately $4.53 million from Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $1.86 million from the Huanggang Branch of Agricultural Bank of China, and approximately $1.50 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by our real property and other assets.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Revenue Recognition -The Company derives its revenue primarily from the sales of medical dressings and disposables. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically six or twelve months and interest rates are subject to change upon renewal. The People’s Bank of China, the central bank of China, increased the interest rate of RMB bank loans three times - in April 28, 2006, in August 19, 2006, and in March 18, 2007. Since March 18, 2007, the new interest rates are 5.67% and 6.39% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.22% and 5.58%, before April 28, 2006. The change in interest rates has no impact on our bank loans that were entered into prior to April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at March 31, 2007 would decrease net income before provision for income taxes by approximately $0.08 million for the three months ended March 31, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar and the majority of our revenues will be settled in RMB and U.S. dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. In July 21, 2005, China reformed its foreign currency exchange policy, resulted an appreciation of RMB against USD by 2.1 percent during a very short period of time. As of March 31, 2007 the accumulated appreciation of RMB against U.S. dollar is approximately 6.5%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, above.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If RMB continues its appreciation against U.S. dollar, it will make our sale prices more expensive, thus our sales may decline. The Company currently does not hedge its Renminbi - US dollar exchange rate exposure, and we will choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of March 31, 2007, our disclosure controls and procedures were effective at that reasonable assurance level.

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

Our board of directors decided it was in our best interest to transfer all the business operations of our subsidiary Winner Medical International Trading Co., Ltd. or “Winner Hong Kong” to Winner Shenzhen. In April 2006, we stopped all the business operations of Winner Hong Kong and will file for the liquidation of Winner Hong Kong in the next few months.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In December 2006, Winner Medical’s trademark “Winner” was recognized as a Famous Trade Mark in Guangdong Province by the Guangdong Administration of Industry and Commerce. This designation affords the “Winner” brand stronger legal protection against infringement.

In December 2006, Winner Medical was approved by the Shenzhen government as the Shenzhen Enterprise Technology Center, and will receive the government funds for free, these funds could only be used to invest in the research and development, such as purchase and upgrade research machines and equipments.

ITEM 6.  INDEX TO EXHIBITS

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

DATED: May 14, 2007

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