Form 10-Q
period 2007-06-30
WINNER MEDICAL GROUP INC
filed 2007-08-10
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-16547

WINNER MEDICAL GROUP INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-0215298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2007 is as follows:

Class of Securities Shares	Outstanding
Common Stock, $0.001 par value	44,677,171

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC.
Condensed Consolidated Financial Statements (Unaudited)
For the nine months ended June 30, 2007 and 2006

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F12

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2007	2006
	(Unaudited) US$	US$
ASSETS

Current assets:
Cash and cash equivalents	3,876,150	4,319,579
Accounts receivable, less allowances for doubtful accounts of US$15,354 and US$20,347 at June 30, 2007 and September 30, 2006, respectively	10,232,461	7,513,013
Amounts due from affiliated companies	319,241	480,900
Inventories	11,778,740	11,329,520
Prepaid expenses and other current assets	6,331,455	6,182,472
Income taxes recoverable	65,231	7,533
Total current assets	32,603,278	29,833,017

Property, plant and equipment, net	43,195,852	35,800,530
Investment in an equity investee	1,382,606	1,062,135
Intangible assets, net	36,109	38,731
Prepaid expenses and deposits	235,673	224,391
Deferred tax assets	203,141	195,610
Total assets	77,656,659	67,154,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9,585,713	5,437,050
Accounts payable	5,047,657	4,196,874
Accrued payroll and employee benefits	1,212,224	1,184,779
Customer deposits	419,568	269,965
Other accrued liabilities	2,266,141	2,379,849
Amount due to a stockholder	-	1,556
Amounts due to affiliated companies	27,893	203,999
Dividend payable	-	504,317
Income taxes payable	319,823	556,647
Total current liabilities	18,879,019	14,735,036

Deferred tax liabilities	4,580	4,410
Total liabilities	18,883,599	14,739,446

Commitments and contingencies

Minority interests	204,944	149,496

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 stock, stock issued and outstanding June 30, 2007 - 44,677,171 shares; September 30, 2006 - 44,677,171 shares	44,677	44,677
Additional paid-in capital	30,259,597	30,237,197
Retained earnings	22,628,808	19,182,866
Statutory reserves	1,914,344	1,222,678
Accumulated other comprehensive income	3,720,690	1,578,054
Total stockholders’ equity	58,568,116	52,265,472
Total liabilities and stockholders’ equity	77,656,659	67,154,414

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30		Nine months ended June 30
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Net sales	17,772,176	14,951,712	48,770,857	47,236,275

Cost of sales	(13,382,573)	(10,596,058)	(37,072,134)	(34,993,729)
Gross profit	4,389,603	4,355,654	11,698,723	12,242,546

Other operating income, net	(48,225)	(12,705)	263,326	201,154
Selling, general and administrative expenses	(2,692,916)	(2,633,463)	(7,722,040)	(7,361,512)

Income from operations	1,648,462	1,709,486	4,240,009	5,082,188
Interest income	5,355	15,494	15,664	26,914
Interest expense	(113,391)	(34,828)	(290,752)	(215,303)
Share of equity in earnings of 50 percent or less owned persons	50,204	(6,278)	135,749	10,618
Income before income taxes and minority interests	1,590,630	1,683,874	4,100,670	4,904,417

Income taxes	(93,387)	(156,151)	102,765	(381,182)
Income before minority interests	1,497,243	1,527,723	4,203,435	4,523,235

Minority interests	(45,081)	(9,551)	(65,828)	16,581
Net income	1,452,162	1,518,172	4,137,607	4,539,816

Other comprehensive income
Foreign currency translation adjustment	893,823	125,351	2,142,637	326,333

Comprehensive income	2,345,985	1,643,523	6,280,244	4,866,149

Net income per share
- basic	0.03	0.03	0.09	0.11
- diluted	0.03	0.03	0.09	0.11

Weighted average common stock outstanding
- basic	44,677,171	44,673,136	44,677,171	42,505,944
- diluted	44,677,171	44,673,103	44,677,171	42,506,933

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock
	Stock outstanding	Amount	Additional paid-in capital	Retained earnings	Statutory reserves	Accumulated other comprehensive Income	Total stock- holders’ equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2005	36,991,105	36,991	19,020,848	14,104,400	471,850	720,741	34,354,830
Shares issued for reverse takeover	1,562,271	1,562	1,089	-	-	-	2,651
Issuance of common stock	6,082,995	6,083	10,876,433	-	-	-	10,882,516
Issuance of employee stock	40,800	41	316,159	-	-	-	316,200
Stock options granted	-	-	22,668	-	-	-	22,668
Net income	-	-	-	5,829,294	-	-	5,829,294
Foreign currency translation difference	-	-	-	-	-	857,313	857,313
Transfer to statutory reserves	-	-	-	(750,828)	750,828	-	-
Balance at September 30, 2006	44,677,171	44,677	30,237,197	19,182,866	1,222,678	1,578,054	52,265,472
Stock options granted	-	-	22,400	-	-	-	22,400
Net income	-	-	-	4,137,607	-	-	4,137,607
Transfer to statutory reserves	-	-	-	(691,666)	691,666	-	-
Foreign currency translation ajustment	-	-	-	-	-	2,142,637	2,142,637

Balance at June 30, 2007	44,677,171	44,677	30,259,597	22,628,807	1,914,344	3,720,691	58,568,116

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	4,137,607	4,539,816
Adjustment to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	2,284,826	1,966,800
Amortization of intangible assets	4,114	3,762
Loss on disposal of property, plant and equipment	23,338	142,845
Minority interests	65,828	(16,581)
Share of equity in earnings of 50 percent or less owned persons	(135,749)	(10,618)
Stock based compensation expenses	22,400	282,366
Deferred tax	-	51,381
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,430,194)	552,997
Notes receivables	-	-
Amounts due from affiliated companies	174,660	(394,642)
Inventories	(13,028)	(1,369,748)
Prepaid expenses and other current assets	89,045	(1,105,851)
Income taxes recoverable	(57,409)	30,769
Non-current prepaid expenses and deposits	(2,643)	(13,340)
Accounts payable	689,200	(354,605)
Accrued payroll and employee benefits	(18,169)	(35,877)
Customer deposits	139,209	250,561
Other accrued liabilities	(205,332)	(1,106,854)
Amounts due to affiliated companies	(183,960)	(93,312)
Income taxes payable	(258,255)	689
Net cash generated from operating activities	4,325,488	3,320,558

Cash flows from investing activities
Purchase of property, plant and equipment	(8,387,390)	(6,982,850)
Increase in investment in an equity investee	(184,722)	-
Increase in intangible assets	-	(4,627)
Loss on change in fair value of foreign exchange contract	-	43,832
Net cash used in investing activities	(8,572,112)	(6,943,645)

Cash flows from financing activities
Issuance of common stock	-	11,062,647
Proceeds from bank borrowings	9,799,557	4,098,968
Amounts due from affiliated companies	5,514	-
Repayment of bank borrowings	(5,860,223)	(10,102,270)
Amount due to a stockholder	(1,615)	(169,318)
Dividend paid	(523,733)	(1,039,072)
Net cash generated from financing activities	3,419,500	3,850,955

Effect of exchange rate changes	383,695	(348,078)

Net decrease in cash and cash equivalents	(443,429)	(120,210)
Cash and cash equivalents, beginning of period	4,319,579	2,650,867
Cash and cash equivalents, end of period	3,876,150	2,530,657

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	280,722	215,303
Income taxes	259,122	289,991

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the nine months ended June 30, 2007 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2006. The Company follows the same accounting policies in preparation of interim reports.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The Company is currently evaluating the effect of SFAS 157 will have on the Company’s consolidated financial position and results of operations.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income Per Share

Net income per share-Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At June 30, 2007 and 2006, the basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

	Nine months ended June 30
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share
Net income for the period	4,137,607	4,539,816
Weighted average common shares outstanding	44,677,171	42,505,944
Basic income per share	0.09	0.11

Diluted income per share
Net income for the period	4,137,607	4,539,816
Weighted average common shares outstanding for diluted income per share	44,677,171	42,506,933
Diluted income per share	0.09	0.11

As of June 30, 2007, 8,333 and 10,696 potential common shares relating to options at the exercise price of US$9.25 and US$4.75 per share, respectively, and representing the total options granted, were excluded from the computations of diluted income per share as both exercise prices were higher than the average market price for the nine months ended June 30, 2007 and 2006.

5. Inventories

Inventories by major categories are summarized as follows:

	June 30	September 30
	2007	2006
	(Unaudited)
	US$	US$
Raw materials	4,416,394	4,675,411
Work in progress	5,032,815	3,737,681
Finished goods	2,466,543	3,026,062
	11,915,752	11,439,154
Less: allowances for slow moving items	(137,012)	(109,634)
	11,778,740	11,329,520

6. Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes has been made as the Company has no taxable income for the nine months ended June 30, 2007 and 2006, and does not expect to have taxable income for the full year. The applicable income tax rate for the Company for the nine months ended June 30, 2007 and 2006 is 34%.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Income Taxes-Continued

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical International Trading Co., Ltd., a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company was subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The Company was dormant starting from November 2005. No provision for profits tax has been made as the subsidiary has no net assessable income for the period. The applicable statutory tax rate for the nine months ended June 30, 2007 and 2006 is 17.5%.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions

During the nine months ended June 30, 2007 and 2006, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$143 and US$210 respectively and purchased goods from it for US$358,994 and USD$790,330 respectively. As of June 30, 2007, amount due from and due to the equity investee was US$148,723 and US$27,893 respectively.

During the nine months ended June 30, 2007 and 2006, the Company sold goods to Safe Secure Packing (Shenzhen) Co., Ltd. for US$1,740 and nil respectively and purchased goods from it for US$491,463 and US$916,664 respectively. Mr. Jianquan Li, a director of the Company, has a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. during the periods. As of June 30, 2007, Mr. Jianquan Li sold all of his controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. to a third party.

During the nine months ended June 30, 2007 and 2006, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$574,226 and US$762,456 respectively. Mr. Jianquan Li, a director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of June 30, 2007, the outstanding balance due from Winner Medical & Textile (H.K.) Limited was US$170,518.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei are unsecured, interest free and payable according to the trading credit terms. Starting from 2006, the amount due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and payable according to normal trading credit terms.

8. Stock-Based Compensation

Stock-Based Compensation- The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS No. 123(R)"), ''Share-based Payment'', which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

	Nine months ended June 30
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$

Risk free interest rate	4.5%	5.0%
Volatility	54.80%	153%
Expected life (years)	3	3
Dividends	-	-
Weighted average fair value of options granted during the period	0.50	4.96

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation-Continued

In a contract signed on May 8, 2006, the Company agreed to grant to two of the independent directors each year non-qualified options for the purchase up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date. These options shall be vested in equal installments on a quarterly basis over a one year period. Upon execution of the agreement, the Company granted a prorated amount of initial options of 2,500 each, to two of the independent directors. Such options might be adjusted from time to time as agreed by the parties. The Company uses the Black-Scholes option-pricing model, to value its options granted to the independent directors, and recorded the relating compensation expenses accordingly. As of September 30, 2006, a total of 8334 options have been granted, and accumulated compensation expenses of US$22,668 was recorded. On February 6, 2007, the Company further granted to two of the independent directors with non-qualified options for the purchase up to 10,000 shares of the common stock. As of June 30, 2007, a total of 28,334 options have been granted, representing the prorated amount of 23,334 options from the period May 8, 2006 to June 30, 2007 and the prorated amount of 5,000 options issued for the period from July 1, 2007 to September 30, 2007 in advance. The Company has recorded an amount of US$22,400 in compensation expenses. Due to the exercise price was higher than the market value of share as of June 30, 2007. The intrinsic value of the 5,000 options at June 30, 2007 was nil.

A summary of option activity under the Plan as of June 30, 2007, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years
Outstanding at October 1, 2006	8,334	9.25	1.85
Granted	20,000	4.75	2.61
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at Jun 30, 2007	28,334	6.07	2.38

The Company had entered into a one year consulting agreement with Heritage Management Consultants, Inc., “Heritage” in 2005, pursuant to which Heritage would assist the Company in meeting its obligations as a U.S. publicly traded company. This agreement was subsequently replaced by another agreement that covered a specific period of one year commencing January 25, 2006. On May 30, 2006, the Company has further amended and superseded the two previous agreements with Heritage. Pursuant to the agreement, as amended, Heritage would assist the Company in meeting the obligations of a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 restricted shares of common stock of the Company, which would be delivered on or before July 31, 2006. No common stock was delivered to Heritage up to the end of June 30, 2007. As of January 25, 2007, the expiry date of the consulting service contract, the fair value of the 50,000 restricted shares based on the market price of US$4 per share was US$200,000. The total compensation expense of the consulting service recorded up to June 30, 2007 was US$200,000, in which US$34,206 and US$165,794 representing the compensation expense recorded for the nine months period ended June 30, 2007 and the period from January 25, 2006 to September 30, 2006, respectively.

9. Commitments and Contingencies

Operating leases-The Company was obligated under operating leases requiring minimum rentals as follows:

(Unaudited)
US$
three months ending September, 2007 Years ending September 30	65,707
2008	252,865
2009	147,576
2010	84,893
Total minimum lease payments	551,041

Rental expenses under operating leases included in the income statement were US$203,178 and US$246,888 for the nine months ended June 30, 2007 and 2006, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies-Continued

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$254,342 as of June 30, 2007.

The Company has also entered into agreements with construction companies to construct new factory and buildings and estimated non-cancelable obligations under these agreements were US$3,931,703 as of June 30, 2007.

In addition, the Company has entered into an agreement with the local government of Huang Gang on April 12, 2005, to acquire a land use right in the PRC at a consideration of RMB10,300,000, equivalent to US$1,352,504. As of June 30, 2007, the Company has already paid RMB5,100,000, equivalent to US$669,686, to the local government of Huang Gang. The non-cancelable obligation under this agreement was RMB5,200,000, equivalent to US$682,818.

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

The Company has entered into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB during the year 2006. All these foreign currency forward contracts were realized before September 30, 2006 and net exchange loss totaling US$116,863 has been debited against selling, general and administrative expenses for the year then ended. There was no outstanding foreign currency forward contract as of June 30, 2007.

Contractual obligations- The Company had entered into a one year consulting agreement with Heritage Management Consultants, Inc., “Heritage”, in 2005, pursuant to which Heritage would assist the Company in meeting its obligations as a U.S. publicly traded company. This agreement was subsequently replaced by another agreement that covered a specific period of one year commencing January 25, 2006. According to the revised agreement, the Company agreed to pay an annual compensation of $175,000 to Heritage together with certain transferable warrants. The warrants would entitle Heritage to purchase 200,000 shares of the Company’s common stock with a vesting period of 12 months after the commencement date of the agreement. The exercise price of warrants was to be set at a price of US$5.50 per share and the warrants, which were to be delivered within 180 days of the execution date of the agreement, would expire 3 years after the date of issue. The warrants were to be assignable and transferable, and were to include standard weighted average anti-dilution protection and unlimited piggyback registration rights.

On May 30, 2006, the Company has further amended and superseded the two previous agreements with Heritage. Pursuant to the agreement, as amended, Heritage would assist the Company in meeting the obligations of a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 restricted shares of common stock of the Company, which would be delivered on or before July 31, 2006. The shares were to be restricted stock and the certificate representing the shares were to bear a customary legend referring to the Securities Act of 1933. Heritage is prohibited from trading these shares during the term of the agreement if these shares become freely tradable during the term. The Company agreed to file with the Securities an Exchange Commission a Registration Statement on S-8 registering the sale by Heritage and its assignees of the Proposed Shares, the “Resale Registration Statement”, before December 31, 2006. As of January 25, 2007, the expiry date of the consulting service contract, the fair value of the 50,000 restricted shares based on the market price of US$4 per share was US$200,000. The total compensation expense of the consulting service recorded up to March 31, 2007 was US$200,000, in which US$34,206 and US$165,794 representing the compensation expense recorded for the nine months period ended June 30, 2007 and the period from January 25, 2006 to September 30, 2006, respectively. The consulting service contract with Heritage expired on January 25, 2007, and the Company decided not to renew the contract. On June 30, 2007, the 50,000 restricted shares had not been issued yet.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies-Continued

Director Compensation- On May 8, 2006, the Company entered into separate Independent Director’s Contracts and Indemnification Agreements with each of the independent directors. Under the terms of the Independent Director’s Contracts, Mr. Goldman is entitled to $30,000, Mr. Goodner is entitled to $20,000 and Dr. Shieh is entitled to $12,000 each year as compensation for their services to be provided by them as our independent directors, and as chairpersons of various board committees, as applicable. The Company also agreed to grant to Mr. Goldman and Mr. Goodner options to purchase up to 10,000 shares each of the Company’s common stock for their first year of service. These options shall be vested in equal installments on a quarterly basis, shall have a term of three years from the grant date and have an exercise price equal to the fair market value on the grant date. The initial year’s base fee is considered earned when paid and is nonrefundable. Upon execution of this Agreement, the Company shall pay to the Directors the prorated amount of the initial year’s fee $15,500 and grant the prorated amount of initial 5,000 options. Such base fee and options may be adjusted from time to time as agreed by the parties. Under the terms of the Indemnification Agreements, the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in the best interest of the Company.

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

11. Operating Risk

Concentrations of credit risk, major customers and suppliers -A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. The sales to this customer accounting for 22% and 23% of the total net sales for each of the nine months ended June 30, 2007 and 2006 respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were a recovery and a charge of bad debt expense of US$3,115 and US$20,246 during the nine months ended June 30, 2007 and 2006, respectively.

Interest rate risk-The interest rates and terms of repayment of bank and other borrowings are 6.02%. Other financial assets and liabilities do not have material interest rate risk.

Credit risk-The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment. In order to reduce the risk of inability to collect the accounts receivables, the company entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which becomes effective April 28, 2007. A total of US$20 million of accounts receivables from our customers were covered under this insurance contract.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Geographical Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company's sales by geographic destination are analyzed as follows:

	Nine months ended June 30
	2007	2006
	US$	US$

Europe	18,023,048	17,380,546
Japan	11,030,662	12,832,683
North and South America	6,655,317	4,626,645
PRC	7,294,527	5,568,475
Others	5,767,303	6,827,926
Total net sales	48,770,857	47,236,275

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

Overview

Winner Medical’s business operations consist of the research and development, manufacturing and marketing of medical dressings and medical disposables products. We have eight wholly-owned manufacturing and distribution facilities, three joint venture factories, and one trading company. We have established several integrated manufacturing and processing lines for our core products. Our product offerings include surgical dressings, dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products. We manufacture our products in China and sell them both in China and abroad in other countries and areas such as Japan, Germany, Italy, the Netherlands, the United Kingdom, Australia, France, South America, Africa, the Middle East and the United States.

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended and for the nine months ended June 30, 2007 and 2006, and should be read in conjunction with our audited consolidated financial statements and the notes thereto include elsewhere in this Report.

Our Company History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. From July 1993 until late 2005, our immediate predecessor, Las Vegas Resorts Corporation, and its predecessors had no meaningful business operations.

In July 2005, Winner Group Limited entered into a financial advisory agreement with HFG International, Limited, HFG, pursuant to which HFG agreed to provide financial advisory and consulting services in facilitating the transaction by which Winner Group Limited would go public, which, among other things, included locating a proper shell company. In November 2005, HFG recommended Winner Medical Group Inc. to the management of Winner Group Limited and Winner Group Limited started negotiations with Winner Medical Group Inc. on a possible reverse acquisition transaction. Other than fees paid to HFG International, Limited pursuant to that certain Financial Advisory Agreement, no finder’s fees or other forms of consideration were paid by Winner Group Limited or us or our respective officers, directors or shareholders in connection with the share exchange.

On December 16, 2005, Winner Medical Group Inc. and Winner Group Limited entered into a share exchange agreement pursuant to which the stockholders of Winner Group Limited were issued 42,280,840 shares of Winner Medical Group Inc. common stock in exchange for all 1,143,000 shares of Winner Group Limited that were issued and outstanding as of December 16, 2005. In connection with the acquisition transaction, Winner Group Limited became our wholly owned subsidiary. Even though, from a legal perspective, Winner Medical Group Inc. was the acquirer in this transaction, Winner Group Limited is treated the acquirer from an accounting perspective.

Winner Medical Group Inc. presently conducts its business operations through its operating subsidiaries located in China and elsewhere.

Our Business Operations

Winner Medical’s present business operations commenced February 1991 and involve the manufacture and marketing of our products primarily out of our facilities in China. We generate revenues through domestic (China) and foreign sale of a variety of medical dressings and medical disposables products, such as dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products. Nearly 90% of our products were sold to approximately 80 different countries outside China in fiscal year 2006. Based on the information reported by the China Chamber of Commerce for Import & Export of Medicines & Health Products, China exported $637 million of medical disposables products in calendar year 2006. Our total product export valued $56.1 million in 2006 and accounted for approximately 9% of the total export value of medical dressings and medical disposables from China. According to the medical dressing export data in the China Year Book 2000-2005, we held this share of the market since 2004. According to the news reported on the Ministry of Commerce of the PRC’s website, in the first 10 months of 2006, we were the largest exporter by volume in China in the medical dressing industry. Based on this market information, we believe we are the leading exporter of medical dressings and medical disposables products in China.

We have integrated manufacturing lines that provide our clients with the ability to procure certain products from a single supplier. In the developed countries where we sell our products, we also operate on an original equipment manufacturer, OEM, basis, whereby we provide our customers with a customized product that is then sold by the customer under its brand name, by providing our OEM customers with our specialized design, manufacturing and packaging services. OEM sales have accounted for approximately 75% of our sales revenue. When we work on this basis, our clients are able to select the design, size, type and scale of the products we manufacture for them.

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

The export of medical dressings and medical disposables products from China has grown rapidly over the last few years. In 2006, medical disposables products valued at $637 million were exported. Our total product export valued $56.1 million in 2006 and accounted for approximately 9% of the total export value of medical dressings and medical disposables from China. We believe that our sales over the next five years will grow in correlation to the growth of medical dressings and medical disposables export volume from China.

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. We launched our new self-adhesive bandage product in the first fiscal quarter of 2006 and the sales revenue from this product was approximately $1.78 million for the nine-month period ended June 30, 2007. We expect that the sales of this new product will increase in the future. In addition, our subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, has commenced trail production of the new spunlace cotton nonwoven products, “PurCotton Products”. Finished PurCotton products for medical use include the 100% cotton nonwoven swab, sponges, and surgical drape. The spunlace cotton nonwoven process is patented in more than 30 countries. The patent number in China is 2005100331471. The PurCotton product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric, such as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality and lower cost. We expect our new PurCotton products to gradually supersede our gauze products. We have already installed two manufacturing lines in Winner Huanggang, and we expect the third manufacturing line to commence production at the beginning of fiscal year 2008. Currently, we are under the application of industrial standards in China for the spunlace cotton nonwoven industry. We expect a successful application of the industrial standards will facilitate the sales of PurCotton products in the Chinese market. We also put great emphasis on innovating additional new PurCotton products. We recently developed a special technique that could be applied to the PurCotton surgical gown products, with a special coat set on the 100% cotton nonwoven, the surgical gowns become liquid repellent, thus giving better protection to doctors while they perform operations. This invention is under patent application in China, and we expect to develop more value-added features with PurCotton products. Currently, we have sent the finished PurCotton products - operation room tower and lap sponge to hospitals for testing and validation, but the approval process for these new products has taken longer than we originally expected, resulting in the delay of additional PurCotton product sales. On July 2007, we sold PurCotton operation room tower to an Australia customer, with the total sales amount of approximately 80,000 pieces. As a temporary strategy, during the validation of PurCotton Products in different countries, Winner Huanggang started to produce 70% cotton and 30% polyester nonwoven products, which we expect to gradually supersede our traditional synthetic nonwoven products. In June and July, 2007, we have produced 100 tons of the 70% cotton and 30% polyester nonwoven products.

According to information provided by Market and Research, worldwide sales of nonwoven products continued their mid-single digit growth in 2005, reaching US$16 billion. With the large market potential for nonwoven products, we expect our new nonwoven products to be strong growth vehicles for the Company going forward.

The medical dressings and medical disposables market is also subject to consumption patterns and trends. One such trend or consumption pattern relates to the age demographics of the end users of our products. On average, the worldwide population is aging and life spans are generally increasing. As the general population begins to include a larger percentage of older people, we anticipate that more medical care will be required, and that will result in increased sales of our products.

Another trend or consumption pattern in our industry is that hospitals are increasingly seeking to reduce their costs. One method hospitals employ to reduce costs is to seek alternative products that increase efficiency or reduce labor costs. For example, disposable catheters may reduce the need for frequent changes of diapers and bed sheets. Other popular disposable products used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothing and accessories. We believe the demand for cost-effective products and healthcare solutions and an increasing emphasis on health in the U.S. and EU will bring an increase in the demand for medical instruments, medical dressings and medical disposables products.

Also affecting our industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may result in restrictions on these products under environmental protection regulations which may negatively affect sales of these products. Moreover, such materials are non-biodegradable and exploit petroleum, a non-renewable energy resource. We believe this trend will benefit us in competing with our competitors because our new PurCotton products are primarily made of natural cotton, which is an environmentally friendly raw material, and our new nonwoven fabric manufacturing capabilities enables us to make our new products with natural cotton at lower costs.

We also believe that there is a trend in our industry that is resulting in the geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries, such as China, where labor and manufacturing costs are generally lower. As a result of the lower cost structure and rapid development of the Chinese economy, more foreign multinational companies are entering the Chinese market to produce their goods as China emerges as part of the global production and supply chain. We anticipate that this trend of large multinational companies seeking to produce their products in China will benefit us, especially since our main business model is to act on an OEM basis. We provide our customers with customized products that are then sold by the customers under their brand names. In addition, we are negotiating with several large companies in the industry in developed countries which intend to outsource some of their production lines.

Finally, we estimate that China’s current annual exports of medical dressings and medical disposables products still account for a small percentage of the total world market demand. Therefore, we believe there is a significant opportunity to expand China’s export volume in this industry. This presents a significant opportunity for us.

Competition

We compete based upon manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

We encounter significant competition from within China and throughout the world. Some of our competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets than we do. However, we believe that our China-based competitors have lower labor costs, but their products often lack diversity. With respect to our competitors located outside China, we believe that competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. Our competition in Europe and the Americas may have a geographic advantage in the EU and U.S. markets, but we believe they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

This level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Results of Operations

Comparison for the Three Months Ended June 30, 2007 and 2006

The following table sets forth certain aspects of our income statement information for the three months ended June 30, 2007 and 2006.

	THREE MONTHS ENDED 06/30/07		THREE MONTHS ENDED 06/30/06
Item	In Millions	As a Percentage	In Millions	As a Percentage
Sales Revenue	17.77	100.00%	14.95	100.00%
Costs of Goods Sold	13.38	75.30%	10.60	70.90%
Other operating income, net	-0.05	-0.28%	-0.01	-0.07%
Selling, general and administrative expenses	2.69	15.14%	2.63	17.59%
Interest expense	0.11	0.62%	0.035	0.23%
Income tax	0.093	0.52%	0.156	1.04%
Minority interest	0.045	0.25%	0.010	0.07%
Net income	1.45	8.16%	1.52	10.17%
(All amounts, other than percentages, in million of U.S. dollars)

Sales Revenue
Sales revenue increased $2.82 million, or approximately 18.86%, to $17.77 million for the three months ended June 30, 2007 from $14.95 million for the three months ended June 30, 2006. This increase was mainly attributable to the increased sales orders from customers with large orders, especially from European customers. Beginning in calendar year 2007, we have been gradually shifting our resources and services to larger clients. As a result, we expect revenue from these significant customers will increase in the future.

Our new self-adhesive and elastic bandage products entered into the market in January 2006. During the three months ended June 30, 2007, revenue from these products reached approximately $0.91 million. Our PurCotton Products commenced trial production and we have sent the finished PurCotton products - operation room tower and lap sponge to hospitals for testing and validation, but the approval process for these new products has taken longer than we originally expected, resulting in the delay of additional PurCotton products sales.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sold our products for the three months ended June 30, 2007 and 2006. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	Three Months Ended on 06/30/07	Percentage of Total Revenues	Three Months Ended on 06/30/06	Percentage of Total Revenues
Europe	6.66	37%	6.36	43%
Japan	3.02	17%	4.16	28%
America	3.14	18%	1.53	10%
China	3.07	17%	1.80	12%
Other	1.88	11%	1.10	7%
Total	17.77	100%	14.95	100%

Other Operating Income, net

Our other operating income, net, for the three months ended June 30, 2007, decreased $0.04 million to -$0.05 million, from -$0.01 million during the three months ended June 30, 2006. Other operating income, net mainly consists of income from sales of unused raw materials such as cotton and packing materials, sales of leftover materials, and tax refunds for reinvestment of profit, the profits/losses from the foreign currency translation, and the government subsidies.

Cost of Goods Sold

Our cost of goods sold increased $2.78 million to $13.38 million for the three months ended June 30, 2007 from $10.60 million during the three months ended June 30, 2006. As a percentage of sales revenues, the cost of goods sold increased to 75.30% in the three months ended June 30, 2007 from 70.90% in the three months ended June 30, 2006.

Gross Profits

Our gross profit decreased $0.03 million to $4.39 million for the three months ended June 30, 2007 from $4.36 million for the three months ended June 30, 2006. Gross profit as a percentage of sales revenue was 24.70% for the three months ended June 30, 2007, as compared to 29.16% during the three months ended June 30, 2006. The decrease in gross profit as a percentage of sales revenue was mainly due to the increase of labor cost and the appreciation of RMB against USD. 90% of our export is settled by USD, and almost all the costs are expended in RMB, so the RMB appreciation against USD lowered our gross profit margin. For three month ended June 30, 2007 and 2006, the average exchange rates were 7.6749 and 8.0068 respectively, an increase of 4.15%.

Selling and Administrative Expenses

Our selling and administrative expenses increased $0.06 million, or approximately 2.28%, to $2.69 million for the three months ended June 30, 2007 from $2.63 million for the three months ended June 30, 2006. This increase was primarily attributable to the increase in ocean transportation cost and higher marketing expenses related to the PurCotton Products; also, the research and development expense increased approximately $0.17 million to $0.56 million for three months ended June 30, 2007 from $0.39 million for the three months ended June 30, 2006.

Interest Expense

Interest expense increased to approximately $0.11 million, 0.62% of the total revenue, for the three months ended June 30, 2007 as compared to approximately $0.035 million, 0.23% of total revenue, for the same period of 2006, an increase of approximately $0.075 million or 214%. Our interest expense relates to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage increase of interest expense was mainly due to (1) the comparatively high average outstanding balance of bank loans as our outstanding bank loans increased to approximately $9.59 million as of June 30, 2007 compared with approximately $2.88 million as of June 30, 2006. (2) The weighted average annual interest rate increased to 6.02% for loans as of June 30, 2007 from 5.56% for loans as of June 30, 2006.

Income taxes

Enterprise income tax in the PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit. All our subsidiaries in the PRC have applied for the exemption for the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where our subsidiaries are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24%, respectively. Our subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on their taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, our subsidiaries are fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle-west region of the PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. On the other hand, an export-oriented enterprise, whose exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

According to PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as profits obtained from the disposal of shares derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax.

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

Foreign-invested enterprises in China are eligible for a refund of taxes paid equal to 40% of the reinvestment of profit. As an export originated and high-technology enterprise, our subsidiary Winner Industries (Shenzhen) Co., Ltd., “Winner Shenzhen”, is eligible for a 100% tax refund for its reinvestment of profits. In addition, export-oriented enterprises whose exports sales contribute over 70% of the total sales can receive a 100% refund of the tax paid.

In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Shenzhen as a High- Technology Enterprise, which gives Winner Shenzhen a 50% tax exemption till 2009 and a 50% tax drawback from 2010 to 2011.

Starting in January 1, 2008, the enterprise income tax rate in the PRC will be adjusted to 25% from the previous 33%. For an enterprise currently enjoying any tax benefits mentioned above, those benefits are still valid until 2012. The income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. Also, the new Enterprise Income Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to the standard rate of 25%. Consequently, the Company is not able to make an estimate of the financial effect of the new Enterprise Income Tax Law on its deferred tax assets and liabilities. The Company will continue to assess the impact on the Group’s results of operations and financial position of this change in enterprise income tax rates.

Our income tax provision for the three months ended June 30, 2007 was $0.093 million as compared to $0.156 million for the three months ended June 30, 2006. The decrease of income tax is mainly due to our Shenzhen Winner, Jingmen Winner and Hubei Winner subsidiaries receiving government approval for tax refund of 40% of the purchase amount of domestic machinery, totaling $0.07 million $0.12 million and $0.12 million respectively in the third fiscal quarter.

Minority Interest

Our financial statements reflect an adjustment to reduce our consolidated group net income equal to $0.045 million and $0.010 million in the three months ended June 30, 2007 and 2006, respectively, reflecting the minority interests held by third parties in one of our subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd..

Net income (profit after taxes)

Net income decreased to approximately $1.45 million for the three months ended June 30, 2007 as compared to approximately $1.52 million for the same period of 2006, a decrease of approximately $0.07 million or approximately 4.61%. This decrease is mainly attributable to (1) the appreciation of RMB against USD, for the three months ended June 30, 2007 and 2006, when the average exchange rates were 7.6749 and 8.0068 respectively, an increase of 4.15%, (2) the research and development expense increased approximately $0.17 million to $0.56 million for three months ended June 30, 2007 from $0.39 million for the three months ended June 30, 2006., and (3) the increase in labor cost.

Foreign Currency Translation Expenses

We incurred a loss in foreign currency translation, which is included in the other operating expense, equal to $0.15 million and $0.05 million in the three months ended June 30, 2007 and 2006, respectively. On July 21, 2005, China reformed its foreign currency exchange policy. As of June 30, 2007, the accumulated appreciation of RMB against U.S. dollar is approximately 7.99%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for the three months ended June 30, 2007 and 2006. In the three months ended June 30, 2007, the exchange rates of 7.6155, 8.277 and 7.7621 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 7.9956, 8.277 and 8.0439 in the three months ended June 30, 2006, respectively.

Accounts receivable

Accounts receivable increased to approximately $10.23 million as of June 30, 2007 as compared to approximately $7.51 million as of September 30, 2006, an increase of approximately $2.72 million or 36.22%. Our average accounts receivable collection period was approximately 49 days and 46 days in fiscal years 2007 and 2006, respectively. The increase in accounts receivable is mainly attributable to the increase in sales revenue. In order to reduce the risk of inability to collect the accounts receivables, we entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which becomes effective April 28, 2007. A total of US$20 million of accounts receivables from our customers were covered under this insurance contract.

Comparison for the Nine Months Ended June 30, 2007 and 2006

The following table sets forth certain aspects of our income statement information for the nine months ended June 30, 2007 and 2006.

	NINE MONTHS ENDED 06/30/07		NINE MONTHS ENDED 06/30/06
Item	In Millions	As a Percentage	In Millions	As a Percentage
Sales Revenue	48.77	100.00%	47.24	100.00%
Costs of Goods Sold	37.07	76.01%	34.99	74.07%
Other operating income, net	0.26	0.53%	0.20	0.42%
Selling, general and administrative expenses	7.72	15.83%	7.36	15.58%
Interest expense	0.29	0.59%	0.22	0.47%
Income tax	-0.103	-0.21%	0.38	0.80%
Minority interest	0.066	0.14%	-0.017	-0.04%
Net income	4.14	8.49%	4.54	9.61%
(All amounts, other than percentages, in million of U.S. dollars)

Sales Revenue

Sales revenue increased $1.53 million, or approximately 3.24%, to $48.77 million for the nine months ended June 30, 2007 from $47.24 million for the nine months ended June 30, 2006. This increase was mainly attributable to the increased sales orders from customers with large orders, especially from European customers, in the third fiscal quarter. Beginning in calendar year 2007, we have been gradually shifting our resources and services to the larger clients. As a result, we expect revenue from these significant customers will increase in the future.

Our new self-adhesive and elastic bandage products entered into the market in January 2006. During the nine months ended June 30, 2007, revenue from these products reached approximately $1.78 million. Our PurCotton Products commenced trial production in January 2007 and we have sent the finished PurCotton products - operation room tower and lap sponge to hospitals for testing and review, but the approval process for these new products has taken more time than we originally expected, resulting in the delay of PurCotton products sales.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sold our products for the nine months ended June 30, 2007 and 2006. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	Nine Months Ended on 06/30/07	Percentage of Total Revenues	Nine Months Ended On 06/30/06	Percentage of Total Revenues
Europe	18.02	37%	17.38	37%
Japan	11.03	22%	12.83	27%
America	6.66	14%	4.63	10%
China	7.29	15%	5.57	12%
Other	5.77	12%	6.83	14%
Total	48.77	100%	47.24	100%

Other Operating Income, net

Our other operating income, net increased $0.06 million to $ 0.26 million for the nine months ended June 30, 2007, from $0.20 million during the nine months ended June 30, 2006. Other operating income, net mainly consists of income from sales of unused raw materials such as cotton and packing materials, sales of leftover materials, and tax refunds for reinvestment of profit, the profits/losses from the foreign currency translation, and the government subsidies.

Cost of Goods Sold

Our cost of goods sold increased $2.08 million to $37.07 million for the nine months ended June 30, 2007 from $34.99 million during the nine months ended June 30, 2006. As a percentage of sales revenue, the cost of goods sold increased to 76.01% in the nine months ended June 30, 2007 from 74.07% in the nine months ended June 30, 2006.

Gross Profits

Our gross profit decreased $0.54 million to $11.70 million for the nine months ended June 30, 2007 from $12.24 million for the nine months ended June 30, 2006. Gross profit as a percentage of sales revenue was 23.99% for the nine months ended June 30, 2007, as compared to 25.91% during the nine months ended June 30, 2006. The decrease in gross profit as a percentage of net revenue was mainly due to the increase in labor cost and the appreciation of RMB against USD. 90% of our export is settled by USD, and almost all the costs are expended in RMB, so the RMB appreciation against USD lowered our gross profit margin. For nine month ended June 30, 2007 and 2006, the average exchange rates were 7.7621 and 8.0439 respectively, an increase of 3.50%.

Selling Expenses

Our selling expenses remained the same at $4.00 million for the nine months ended June 30, 2007 compared to $4.00 million for the nine months ended June 30, 2006. As a percentage of sales revenue, our selling expenses decreased to 8.20% for the nine months ended June 30, 2007 from 8.47% for the nine months ended June 30, 2006. This percentage decrease was primarily attributable to decreased freight transportation costs in China between the nine month period ended September 30 2006 and June 30 2007, respectively, while ocean transportation costs and PurCotton marketing expenses increased in 2007.

Administrative Expenses

Our administrative expenses increased $0.36 million, or approximately 10.71%, to $3.72 million for the nine months ended June 30, 2007 from $3.36 million for the nine months ended June 30, 2006. As a percentage of net revenues, administrative expenses increased to 7.63% for the nine months ended June 30, 2007 from 7.11% for the nine months ended June 30, 2006. This increase was primarily attributable to increases of $0.45 million in research and development expenses to $1.55 million for nine months ended June 30, 2007 from $1.1 million for nine months ended June 30, 2006, and increases of $0.21 million in amortization expense for implementing the Enterprise Resources Planning, “ERP”, software provided by a Systems Applications and Products company, “SAP”, or SAP ERP system.

As of December 31, 2006, we had implemented the Enterprise Resources Planning, “ERP”, software provided by a Systems Applications and Products company, “SAP”, or SAP ERP system, in all of our subsidiaries except for Winner Medical & Textile Ltd. Zhuhai and Shanghai Winner Medical Apparatus Co., Ltd. We integrated all of the core business operations of each of our subsidiaries-from production, supply, and sales to financial records-into one system. We hired IBM as our consultant for the implementation. The related SAP ERP system expense will be amortized over 5-8 years commencing in fiscal year 2006. We are also working on improving our internal control systems to ensure compliance with SOX 404. As a result, we expect that our administrative expenses will continue to increase until we fully implement our new accounting system and become SOX 404 compliant.

Interest Expense

Interest expense for the nine months ended June 30, 2007 is approximately $0.29 million, 0.59% of the total revenue, as compared to approximately $0.22 million, 0.47% of total revenue for the same period of 2006. Our interest expense relates to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage increase in interest expense was mainly due to (1) the comparatively high average outstanding balance of bank loans as our outstanding bank loans increased to approximately $9.59 million as of June 30, 2007 compared with approximately $2.88 million as of June 30, 2006. (2) The weighted average annual interest rate increased to 6.02% for loans as of June 30, 2007 from 5.56% for loans as of June 30, 2006.

Income taxes

Enterprise income tax in the PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit. All our subsidiaries in the PRC have applied for the exemption for the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where our subsidiaries are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24%, respectively. Our subsidiaries incorporated in the PRC are subject to PRC enterprise income tax at the applicable tax rates on their taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, our subsidiaries are fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle-west region of the PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. On the other hand, an export-oriented enterprise, whose exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

According to PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as profits obtained from the disposal of shares derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax.

Foreign enterprises in the PRC are also eligible for a refund of taxes paid for 40% of the purchase amount of domestic machinery in that year, if the enterprise income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the government. The maximum tax deduction is 5 years. For example, our subsidiaries of Shenzhen, Jingmen and Huanggang can enjoy this tax exemption.

Foreign-invested enterprises in China are eligible for a refund of taxes paid equal to 40% of the reinvestment of profit. As an export originated and high-technology enterprise, our subsidiary Winner Industries (Shenzhen) Co., Ltd., “Winner Shenzhen”, is eligible for a 100% tax refund for its reinvestment of profits. In addition, export-oriented enterprises whose exports sales contribute over 70% of the total sales can receive a 100% refund of the tax paid.

In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Shenzhen as a High- Technology Enterprise, which gives Winner Shenzhen a 50% tax exemption till 2009 and a 50% tax drawback from 2010 to 2011.

Beginning on January 1, 2008, the enterprise income tax rate in the PRC will be adjusted to 25% from the previous 33%. For an enterprise currently enjoying any tax benefits mentioned above, those benefits are still valid until 2012. The income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. Also, the new Enterprise Income Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to the standard rate of 25%. Consequently, the Company is not able to make an estimate of the financial effect of the new Enterprise Income Tax Law on its deferred tax assets and liabilities. The Company will continue to assess the impact on the Group’s results of operations and financial position of this change in enterprise income tax rates.

Our income tax provision for the nine months ended June 30, 2007 was -$0.103 million as compared to $ 0.38 million for the nine months ended June 30, 2006. The decrease of income tax is mainly due to (1) our Shenzhen Winner, Jingmen Winner and Hubei Winner subsidiaries receiving government approval for tax refund of 40% of the purchase amount of domestic machinery, totaling $0.07 million, $0.12 million and $0.12 million respectively in the third fiscal quarter, and (2) after we reassessed our tax status, the over provision of income taxes was written off in the second fiscal quarter of 2007.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $0.066 and -$0.017 in the nine months ended June 30, 2007 and 2006, respectively, reflecting the minority interests held by third parties in one of our subsidiaries , 40% in Shanghai Winner Medical Apparatus Co., Ltd.

Net income (profit after taxes)

Net profit decreased to approximately $4.14 million for the nine months ended June 30, 2007 as compared to approximately $4.54 million for the same period of 2006, a decrease of approximately $0.4 million or approximately 8.81%. This decrease is mainly attributable to (1) the appreciation of RMB against USD, for the nine months ended June 30, 2007 and 2006, the average exchange rates were 7.7621 and 8.0439 respectively, an increase of 3.50%, (2) the research and development expense increased approximately $0.45 million to $1.55 million for three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006, and (3) the increase of labor cost.

Foreign Currency Translation Expenses

We incurred a loss in foreign currency translation, which is included in the other operating expense, equal to $0.33 million and $0.16 million in the nine months ended June 30, 2007 and 2006, respectively. On July 21, 2005, China reformed its foreign currency exchange policy. As of June 30, 2007, the accumulated appreciation of RMB against U.S. dollar is approximately 7.99%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for the nine months ended June 30, 2007 and 2006. In the nine months ended March 31, 2007, the exchange rates of 7.6155, 8.277 and 7.7621 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 7.9956, 8.277 and 8.0439 in the three months ended June 30, 2006, respectively.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $3.88 million.

Cash Flow

	Nine Months Ended June 30,
	2007	2006
	(in thousands)

Net cash provided by operating activities	4,325	3,321
Net cash (used in) investing activities	(8,572)	(6,944)
Net cash provided by financing activities	3,420	3,851
Effect of exchange rate changes on cash and cash equivalents	384	348
Net increase (decrease) in cash and cash equivalent	(443)	(120)
Cash and cash equivalents at the beginning of period	4,319	2,651
Cash and cash equivalents at the end of period	3,876	2,531

Operating Activities:

Net cash provided by operating activities was $4.33 million for the nine months ended June 30, 2007, an increase of $1.01 million from the $3.32 million net cash provided by operating activities for the same period in 2006. The increase was mainly due to the increase of accounts payable and the depreciation of property, plant and equipment.

Investing Activities:

Our main uses of cash for investing activities were payments for the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities for the nine months ended June 30, 2007 was $8.57 million, an increase of $1.63 million in net cash used in investing activities from the $6.94 million in the same period of 2006 due to increased purchases of property, plant and equipment in Huanggang Winner.

Financing Activities:

Net cash provided by financing activities in the nine months ended June 30, 2007 totaled $3.42 million as compared to $3.85 million used in financing activities in the same period of 2006. The decrease in the cash provided by financing activities was mainly attributable to approximately $0.5 million payment of cash dividend to Mr. Jianquan Li.

Our debt to asset ratio was 24.32% as of June 30, 2007. We plan to maintain our debt to asset ratio below 40%, with an increase in long-term loans and a decrease in short-term loans. We believe that we currently maintain a good business relationship with each of the banks with whom we have loans, as identified in the table below.

As of June 30, 2007, we have loans with Chinese banks totaling $9.59 million. These loans have annual interest rates ranging from 5.58%-6.57%.

Bank loans as of June 30, 2007

					Balance as of June 30, 2007
Loan	Bank	Loan period	Interest rate	Secured by	US$

A	China Merchants Bank, Shenzhen Branch	06-11-2007 to 12-11-2007	5.85%	Land use rights & buildings	1,050,489
B	China Merchants Bank, Shenzhen Branch	05-17-2007 to 11-17-2007	5.67%	Land use rights & buildings	787,867
C	China Merchants Bank, Shenzhen Branch	01-04-2007 to 07-04-2007	5.58%	Land use rights & buildings	919,178
D	China Merchants Bank, Shenzhen Branch	03-30-2007 to 09-30-2007	5.67%	Land use rights & buildings	1,050,489
E	Shenzhen Industrial and Commercial Bank of China	01-23-2007 to 01-22-2008	6.12%	Credit & buildings	656,556
F	Shenzhen Industrial and Commercial Bank of China	01-23-2007 to 01-22-2008	6.12%	Credit & buildings	1,313,111
G	Agricultural Bank of China, Huanggang Branch	06-28-2007 to 06-27-2008	6.57%	Land use rights & buildings	1,050,489
H	Tian Men Industrial and Commercial Bank of China	11-10-2006 to 08-06-2007	6.12%	Land use rights & buildings	787,866
I	Tian Men Industrial and Commercial Bank of China	11-10-2006 to 08-08-2007	6.12%	Land use rights & buildings	656,556
J	Tian Men Industrial and Commercial Bank of China	11-10-2006 to 08-09-2007	6.12%	Land use rights & buildings	656,556
K	Jing Men Industrial and Commercial Bank of China	05-16-2007 to 02-15-2008	6.39%	Land use rights & buildings	656,556
		Total			9,585,713

As of June 30, 2007, we had approximately $9.06 million bank credit facilities available from four commercial banks, consisting of approximately $1.44 million from Shenzhen Branch of China Merchants Bank, approximately $4.60 million from Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $1.49 million from the Huanggang Branch of Agricultural Bank of China, and approximately $1.53 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by our real estate and other assets. These revolving lines of credit allows the Company to make short time loans repeatedly, and the banks re-evaluate our credit line annually. These bank credits enable us to utilize the short time loans and enjoy a lower interest expense compared with long-term loans.

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

We believe that our currently available working capital, after taking into account the credit facilities referred to above, short-term investments and future cash provided by operating activities will be sufficient to meet our operations at our current level and working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of new products or services introductions, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically six or twelve months and interest rates are subject to change upon renewal. During calendar years 2006 and 2007, the People’s Bank of China, the central bank of China, increased the interest rate of RMB bank loans five times - on April 28, 2006, on August 19, 2006, on March 18, 2007, May 19, 2007, and July 21, 2007. Since July 21, 2007, the new interest rates are 6.03% and 6.84% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.22% and 5.58%, before April 28, 2006. The change in interest rates has no impact on our bank loans that were entered into prior to April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at June 30, 2007 would decrease net income before provision for income taxes by approximately $0.10 million for the three months ended June 30, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar and the majority of our revenues will be settled in RMB and U.S. dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.5% fluctuation. In July 21, 2005, China reformed its foreign currency exchange policy, resulted an appreciation of RMB against USD by 2.1 % during a very short period of time. As of June 30, 2007 the accumulated appreciation of RMB against U.S. dollar is approximately 7.99%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors above.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against the U.S. dollar, it will make our sale prices more expensive, thus our sales may decline. The Company believes that the RMB will continue to appreciate against the US dollar, thus we currently implemented the following strategies to reduce or limit the currency exchange risks. (1) The exchange rate between the RMB and the Euro is relatively stable, and some of our customers are from Europe, thus we are gradually requiring our European customers to settle their payments by Euro. (2) We ask to pay a currency exchange rate risk loss from some customers who use forward payment contracts. (3) As a percentage of total revenue, the sales revenue in China continues to increase. (4) We will increase import of raw materials from the US, such as cotton and packaging materials. (5) Currently, we do not hedge our Renminbi - US dollar exchange rate exposure, and we will choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of June 30, 2007, our disclosure controls and procedures were effective at that reasonable assurance level.

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

Our board of directors decided it was in our best interest to transfer all the business operations of our subsidiary Winner Medical International Trading Co., Ltd., “Winner Hong Kong”, to Winner Shenzhen. In April 2006, we stopped all the business operations of Winner Hong Kong and filed for the liquidation of Winner Hong Kong. Currently, it is in the public notice period for liquidation.

Except as provided above, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

To our knowledge, no director, officer or affiliate of ours, and no owner of record or beneficial owner of more than five percent, 5%, of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

DATED: August 10, 2007

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