Form 10-K
period 2007-09-30
WINNER MEDICAL GROUP INC
filed 2007-12-11
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-16547
________________

WINNER MEDICAL GROUP INC.
_____________________________________
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

As of November 26, 2007, there were 44,677,171 shares of the Registrant’s common stock outstanding.

WINNER MEDICAL GROUP INC.

FORM 10-K
For the Fiscal Year Ended September 30, 2007

Number	Page

Use of Terms

Except as otherwise indicated by the context, references in this report to “Winner Medical,” the “Company,” “we,” “us,” or “our,” are references to the combined business of Winner Medical Group Inc. and its wholly-owned subsidiary, Winner Group Limited, along with Winner Group Limited’s wholly-owned subsidiaries which include Winner Industries (Shenzhen) Co., Ltd., Winner Medical & Textile Ltd. Zhuhai, Winner Medical & Textile Ltd. Jingmen, Hubei Winner Textiles Co., Ltd., Winner Medical & Textile Ltd. Yichang, Winner Medical & Textile Ltd. Jiayu, Winner Medical & Textile Ltd., Chongyang and Winner Medical (Huanggang) Co., Ltd., and Winner Group Limited’s majority owned subsidiary Shanghai Winner Medical Apparatus Co., Ltd. References to “Winner Group Limited” or “Winner Group” are references to Winner Group Limited and its subsidiaries listed above. References to “China” and “PRC” are references to the “People’s Republic of China.” References to “U.S.” are references to the United States of America. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our dependence upon international customers;
•	international trade restrictions;
•	foreign currency fluctuation;
•	developments in the healthcare industry;
•	our dependence on patent and trade secret laws;
•	our revenues are highly concentrated in a single customer;
•	uncertainties with respect to the PRC legal and regulatory environment;
•	our ability to adequately finance the significant costs associated with the development of new medical products;
•	potential product liability claims for which we do not have insurance coverage; and
•	other risks identified in this Report and our other filings with the SEC.

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

PART I

Item 1. Description of Business

Background

We were originally incorporated under the name Birch Enterprises, Inc. in the state of Nevada in August 1986. We were initially formed as a “blank check” entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity.

On September 14, 1987, we consummated a business combination transaction with Las Vegas Resort Investments whereby Las Vegas Resort Investments became a wholly-owned subsidiary of ours. Concurrent with this transaction, we changed our corporate name to Las Vegas Resorts Corporation. During 1989, we completed a public offering of our common stock pursuant to a Registration Statement on Form S-18 (Registration No. 33-10513-LA).

During September 1992 all of our operations ceased and, by July 31, 1993, we had dissolved all subsidiaries and business operations. We had no active operations from then until December 16, 2005, when we completed a reverse acquisition transaction, discussed below under “—Acquisition of Winner Group Limited,” with Winner Group Limited, a Cayman Islands corporation, whose subsidiary companies originally commenced business in February 1991.

Winner is a technology-driven medical dressings and medical disposables manufacturer based in China. Winner became our wholly-owned subsidiary in connection with the reverse acquisition transaction and is the holding company for all of our commercial operations.

On February 13, 2006, we amended our Articles of Incorporation to change our name from Las Vegas Resorts Corporation to Winner Medical Group Inc. We changed our name to reflect our new business and the names of our subsidiary companies.

Acquisition of Winner Group Limited

On December 16, 2005, we completed a reverse acquisition transaction with Winner Group Limited whereby we issued to the stockholders of Winner Group Limited 42,280,840 shares of our common stock in exchange for all of the issued and outstanding capital stock of Winner Group Limited. Winner Group Limited thereby became our wholly-owned subsidiary and the former stockholders of Winner Group Limited became our controlling stockholders.

Upon the closing of the reverse acquisition, Timothy Halter, our former CEO and sole director, submitted his resignation letter pursuant to which he resigned from all offices of Winner Medical Group Inc. that he held and also from his position as our director effective as of January 7, 2006. Jianquan Li was appointed as our director on December 16, 2005 and Xiuyuan Fang was appointed to the board of the directors on January 7, 2006 when Timothy Halter resigned. In addition, our executive officers were replaced by the Winner Group Limited executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Winner Group Limited as the acquirer and Winner Medical Group Inc. as the acquired party. When we refer in this prospectus to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Winner Group Limited on a consolidated basis unless the context suggests otherwise.

Winner Group Limited’s operations began with Winner Medical & Textile Ltd. Zhuhai, which was incorporated in China in February 1991 by our CEO, President and director Mr. Jianquan Li. Over the years, Winner Group Limited expanded to eleven factories. Winner Group Limited was incorporated as a Limited Liability Exempted Company in the Cayman Islands in April 2003 and is the holding company of all of our business operations. Winner Group Limited owns 100% of Winner Industries (Shenzhen) Co., Ltd., Winner Medical & Textile Ltd. Zhuhai, Winner Medical & Textile Ltd. Jingmen, Hubei Winner Textiles Co., Ltd., Winner Medical & Textile Ltd. Yichang, Winner Medical & Textile Ltd. Jiayu, Winner Medical & Textile Ltd., Chongyang and Winner Medical (Huanggang) Co., Ltd. Winner Group Limited also owns 60% of Shanghai Winner Medical Apparatus Co., Ltd., 40% of Winner medical &Textile Ltd Xishui, and 35% of Winner Medical Jordan Ltd. Below is our holding company structure.

Our Business

Through our subsidiary Winner Group Limited, our business consists of research and development, manufacturing and marketing of medical dressings and medical disposables. We have eight wholly-owned operating subsidiaries and three joint venture factories, and we established several integrated manufacturing and processing lines for our core products. Our product offerings include surgical dressings, dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products.

We are one of the leading exporters of medical dressings and medical disposables from China. In the fiscal year ended September 30, 2007, approximately 88% of our products were exported. According to the news reported on the PRC Ministry of Commerce’s website, in the first 10 months of 2006, we were the largest exporter by volume in China in the medical dressing industry. Our products have been sold in approximately 80 countries, including Japan, Germany, the United States, Italy, the Netherlands, the United Kingdom, Australia, France and China, as well as countries in South America, Africa and the Middle East. Certain of our medical device products are listed with the U.S. Food and Drug Administration or FDA, giving us the approval to export those products directly to the United States.

Our Strategy - How We Plan to Succeed

Our primary business strategy is to achieve annual growth in revenue by building our brand and reputation. We seek to implement our business strategy by focusing on:

Providing Customers with a Complete Product Line - One Stop Procurement Services

We provide to customers all over the world specialized medical dressing products that are intended to address a number of customer issues and needs. Our products are designed to meet a wide variety of Original Equipment Manufacturer, or OEM product configuration demands. We employ manufacturing equipment including gauze sponge bleaching equipment, sterile packaging machines, auto-gauze sponges folding machines, nonwoven sponge folding machines, and steam sterilization and ethylene oxide, or ETO, sterilization processing which we believe allow us to produce our products in a cost efficient manner.

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

Providing High Quality Products

Our goal is to manufacture and sell products that are of the highest quality in the industry and in accordance with established industry standards. We have listed some of our medical device products with the FDA, giving us the approval to directly export these products to the United States.

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

Nonwoven cotton spunlace products. We plan to launch our nonwoven cotton spunlace products - PurCotton products, in first half of fiscal year 2008. This product launch is intended to capitalize on findings from our market research which suggests that several worldwide medical device distributors may have interest in purchasing our nonwoven cotton spunlace products.

To execute our strategy, we entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters, approximately 140 acre, of land that will mostly be dedicated to the construction of 100% cotton spunlaced nonwoven fabric production facilities. Land use right certificates of this land were issued to us in November 2005 and July 2007.

The PurCotton product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric, such as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Our patented manufacture process enable us to produce PurCotton at a lower cost than the woven cotton products, so we believe that the launch of the cotton nonwoven spunlace products will provide a significant advantage to us.

Self-adhesive bandages and elastic bandages. We independently developed and produced a new series of self-adhesive bandages and elastic bandages, which we introduced to the U.S. and Japan market in January 2006. During the year ended September 30, 2007, revenue from these products reached approximately $2.34 million, which is 3.3% of the total revenue.

Managing Business Effectively Through Strong Management Team

Each member of our management team has an average of ten years of experience in the industry. Under their leadership, we have a demonstrated record of rapid and orderly growth. We intend to capitalize on the acumen and industry experience of our management team to grow our business.

Building a Broad Customer Base

Although about 19.15% of our products in fiscal year 2007 were sold to one customer who acts as a purchasing agent for a large number of ultimate consumers of our products in Japan, we have many other customers in approximately 80 countries throughout the world. Our customers are located in Japan, Germany, North America, Italy, Australia, France, the United Kingdom, Australia, the Netherlands, South America, China, Africa, the Middle East and other places around the globe. Our largest markets are currently Japan and the EU. We intend to broaden our customer base by diversifying our sales and marketing efforts.

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

Our new self-adhesive (cohesive) bandages utilize Winner Medical's proprietary weaving technology and glue technique, which make them ideal for emergency settings. The material can be torn without scissors without producing raw and shredded edges which can attract infectious microorganisms. The unique glue technique, formulation and diversified coating methods provide us with the ability to produce non-allergenic Latex-free bandages

We plan to continue to penetrate the household health care market for medical protective products, particularly in Japan, Europe and the U.S., which are the main markets for medical protective products. We have established trade relationships with Sakai Shorten of Japan which was one of our largest clients in fiscal year 2007, with total sales of approximately $13.46 million. We sell our home care products through BSN medical GmbH, Richardson Healthcare, Vernon-Carus Ltd, Lohmann & Rauscher International GmbH & Co. KG, Caben Asia pacific Ltd, Koudounas S.A., Molnlycke Health Care AB and Medico BV in Europe, and TYCO Healthcare in the U.S. In order to adapt the demand of increasing international orders, we have also established production systems designed to address international product demands, which include a one hundred thousand grade purification room and modern manufacturing equipment.

We also focus on quality control. Our products have met the requirements of major international medical product quality tests, and we continuously seek to improve our production systems and processes.

Our Intellectual Property

We currently have six issued patent in China. Below are the brief descriptions of these patent:

Description of Patent	Patent No. / Patent Application No.	Type	Status
Disposable medical compound eye-protective face mask	ZL 03273570.7 (China)	Utility Model	Granted
100% cotton gauze with protective function	ZL 200620132920.X (China)	Utility Model	Granted
Colored 100% cotton gauze	ZL 200620132922.9 (China)	Utility Model	Granted
Wipes box	ZL 200630060318.5 (China)	Appearance design	Granted
Colored non-woven cloth with special coat	ZL 200620013847.4 (China)	Utility Model	Granted
Spunlace non-woven cloth with special coat and protective function	ZL 200620013845.5 (China)	Utility Model	Granted

Nianfu Huo, the senior vice president of Winner Group Limited and the general manager of our subsidiary Winner Medical & Textile Ltd. Zhuhai, or Winner Zhuhai, has entered into a licensing agreement with Winner Zhuhai pursuant to which Mr. Huo granted Winner Zhuhai the rights for the use of his patent “disposable compounded face mask”, patent No. ZL01256074.X, on a worldwide, royalty-free basis. Such patent is to expire in September 2011.

In addition, we have licensed from Jianquan Li, our CEO, President and director, his rights under five patent, one patent application and related technology for nonwoven fabric manufacturing on a perpetual, worldwide royalty-free basis. Below are the brief descriptions of these patent and patent applications:

Description of Patent licensed from Jianquan Li	Patent No. / Patent Application No.	Type	Status
Manufacture method of the 100% cotton non-woven medical dressings	ZL 200510033147.1 (China)	Invention	Granted
Manufacture Method of the Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	ZL 200510033576.9 (China)	Invention	Granted
Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby. We added X-Ray detectable elements into the spunlace non-woven cloth so that it can be easily detected by X-ray, thereby avoiding leaving medical dressings in patient’s body
	ZL 200520055659.3 (China)	Utility Model	Granted
Draw out wipes box	200520035670.3	Utility Model	Granted

Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	200503941-7 (Singapore)	Invention	Granted
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

Our Research and Development Efforts - How We Create New Products and Enhance Existing Ones

Currently, we have more than 80 employees devoted to our research and development efforts and to the application of the research achievements into integrated manufacturing practices and processes. We spent approximately $2,050,000, $1,580,000, and $855,000 on research and development in fiscal years 2007, 2006 and 2005, respectively. More than 80% of our research and development staff graduated from junior college or achieved an equivalent educational level. Thirty-five percent of our research and development staff has worked in this field for more than 20 years. Our CEO, President and director, Jianquan Li, has filed three patent applications under which he is named as the inventor of certain nonwoven cotton fabric technology. We will continue to utilize the skills and experience of our research and development team to manufacture nonwoven cotton medical dressings in a cost efficient manner. Mr. Li granted us a perpetual, worldwide, royalty-free license of this technology.

Our research and development in 2007 was mainly focused on the development of the nonwoven 100% cotton final products, self-adhesive and elastic bandages, surgical drapes, wound dressing, and biochemistry bleaching technique.

Nonwoven medical dressing is a type of medical dressing that is made of nonwoven fabric. As a natural product, it is environmentally friendly, reproducible, comfortable, non-allergenic and static-free.

With this nonwoven fabric technology, we can produce environmentally friendly nonwoven medical dressings at a lower cost. Our new nonwoven fabric technology modifies the conventional manufacturing method of nonwoven cloth. We refined the production equipment and reduced the number of steps in making nonwoven cloth. As a result, the new technology allows us to minimize raw material waste, save production costs, and improve production efficiency.

Our research and development activities adhere to strict procedures and utilize standardized processes. We are focused on further developing and improving our core manufacturing technologies so that we can reduce waste and overall costs.

In addition, we use advanced automatic equipment as part of our processing system, including folding machines, plastic absorbing machines and sterilization systems. These improvements not only reduce production costs, but also enable us to further diversify our product lines.

Our research and development efforts have resulted in the development and production of a new surgical gown product with a special liquid repellent coating.

Our Marketing Efforts - How We Sell Our Products

During fiscal year 2007, nearly 88% of our products were exported from China to markets around the world and we have established a position as a leading Chinese exporter in the medical dressings and medical disposables markets. Our products are sold in approximately 80 countries through a network of more than 100 distributors, wholesalers, OEMs, whereby we provide our customers with a customized product that is then sold by the customer under its brand name, and manufacturers’ representatives. Our major target markets are the major international markets outside of China such as Japan, Europe and the Americas. In light of our existing production capacity constraints, we plan to first meet the demands from international markets, then gradually expand our sales to the Chinese market. China accounted for approximately 12% of our total sales volume in fiscal year 2007.

Since there are different requirements in different geographic markets, we have adopted marketing strategies that are market specific. For developed markets such as the U.S., Japan and the EU, we are an OEM supplier, providing our customers with a customized products in which the design, size, type and scale of the products is decided by our customers. This approach enables us to capitalize on our customers’ branding strengths and established market channels. In order to gain market share, we attempt to leverage our customers’ strong brand names, efficient distribution networks and market presence. We believe it is a better strategy for us to team up with large, well known companies than to compete directly with them. Most of our sales in developed countries are conducted by direct marketing. In addition, we conduct nearly 25% of our sales through third-party manufacturers’ representatives, who are compensated through the payment of sales commissions.

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

  Retailer/Hospital/Pharmacy

In this channel, we employ sales agents and participate in the formal bid contracts organized by local governments and organizations. The sales agents are compensated through payment of sales commissions.

Chinese Market:

In China, we sell our products under the “Winner” brand name to hospitals and pharmacies and also to distributors through agents.

Raw Materials

We depend on external suppliers for all of the raw materials we use to produce our products. The principal raw materials used for our products are cotton, cotton yarn, non-woven cloth and packaging materials, each of which we purchase from a limited number of suppliers. Our major supplier of cotton is Weil Brothers Cotton Inc. (USA), which currently supplies more than 6% of the cotton we use to manufacture our products. We purchase most of our cotton yarn, non-woven cloth and packaging materials from Jingshan Weijia Textile Co., Ltd., Dalian Ruiguang Nonwoven Co., Ltd. (China) and Shenzhen Fuyichang Paper and Packaging Co., Ltd. (China), respectively. We believe we are not over-reliant on any of these suppliers.

Given the importance of key raw materials to our business, we carefully manage our purchasing efforts and have established company policies involving raw material procurement. The cost of raw materials amounts to almost 50% of our total production cost.

Supplier Management System

We have established a strict supplier management system to comprehensively assess suppliers on the basis of quality and improvement, purchasing cycles, management systems, price and delivery cycles. Suppliers are formally evaluated twice a year. The performance of the suppliers determine how much business they receive from us in subsequent months. We also host an annual suppliers’ conference, during which we communicate directly with our suppliers about our needs and service level demands. We undertake an open and transparent purchasing practice, which is well received by most suppliers.

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

No customer, other than Sakai Shoten Co., Ltd., accounted for 10% or more of our revenues in fiscal year 2007. Sakai Shoten Co., Ltd. accounted for approximately 19.15% and 21.6% of our revenue in fiscal years 2007 and 2006, respectively. Sakai Shoten Co., Ltd. acts as a purchasing agent for a large number of ultimate consumers of our products in Japan. If we lose this customer and are unable to replace this customer with other customers that purchase a similar amount of our products, our revenues and net income may decline considerably.

Our Competition

We are subject to intense competition. Some of our competitors have greater financial resources, larger staff and more established market recognition than we do in the domestic Chinese market and international markets. Increased competition in the medical disposable product market could put pressure on the price at which we sell our products, resulting in reduced profitability for the Company.

In our industry, we compete based on manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistics capabilities.

Our competitors include medical dressing and other medical disposable product manufacturers around the world. Below is a list by geographic area of the companies we view as our most significant competitors in the major markets in which we sell our products.

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

Regulation

We are subject to complex and stringent governmental laws and regulations relating to the manufacture and sale of medical devices in China and in many other countries in which we sell our products. These laws and regulations in the major markets in which we compete are discussed further below. All of the regulatory laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable that could have a negative effect on our business and results of operations. See Item 1A. “Risk Factors — Risks Related to Our Industry — Our failure to comply with ongoing governmental regulations could impair our operations and reduce our market share.”

China

In China, medical sanitary materials and dressings, including medical gauzes, absorbent cottons, bandages and disposable surgical suits, are regulated as medical devices and are administered by the Department of Medical Devices of the State Drug Administration of China. The technology and specifications of these products must be consistent with the Regulations for the Supervision and Administration of Medical Devices and relevant laws and standards.

Our business is regulated by a number of provincial authorities that license the production of, and register, products such as those we manufacture. Of our eight wholly-owned facilities, all of which require licenses from these authorities, seven operate under current licenses. The one technically non-compliant facility, Winner Medical (Huanggang) Co., Ltd., has not yet commenced production, and our license application is pending. We believe the technical non-compliance with these regulations will not result in material adverse effect on our financial condition or operation.

Other Countries

In addition, since we sell our products in the international markets, our products are subject to regulations imposed by various governmental agencies in the markets where our products are sold. All of our products exported to EU countries must have a CE certificate, CE-certification or CE Marking is a conformity marking consisting of the letters “CE”. The CE Marking applies to products regulated by certain European health, safety and environmental protection legislation. The CE Marking is obligatory for products it applies to and the manufacturer affixes the marking in order to be allowed to sell his products in the European market.

In Japan, we need a Certificate of Foreign Manufacture from the Pharmaceuticals and Medical Devices Agency of Ministry of Health, Labor and Welfare of Japan in order to sell our products in the Japanese market. We have reached the applicable standards and obtained the required certificates in the EU and Japan.

In the U.S., some of our products are considered medical devices. The FDA regulates the design, manufacture, distribution, quality standards and marketing of medical devices. Accordingly, our product development, testing, labeling, manufacturing processes and promotional activities for certain products that are considered medical devices are regulated extensively in the U.S. by the FDA. The FDA has given us clearance to market such products within the U.S.

Under the U.S. Federal Food, Drug, and Cosmetic Act, or “FFDCA”, medical devices are classified into one of three classifications, each of which is subject to different levels of regulatory control, with Class I being the least stringent and Class III being subject to most control. Class III devices, which are life supporting or life sustaining, or which are of substantial importance in preventing impairment of human health, are generally subject to a clinical evaluation program before receiving pre-market approval, or PMA, from the FDA for commercial distribution. Class II devices are subject in some cases to performance standards that are typically developed through the joint efforts of the FDA and manufacturers, but do not require clinical evaluation and pre-market approval by the FDA. Instead, these products require a pre-market notification to the FDA and in most cases a showing of substantial equivalence to an existing product under Section 510(k) of the FFDCA. Class I devices are subject only to general controls, such as labeling and record-keeping regulations, and are generally exempt from pre-market notification or approval under Section 510(k) of the FFDCA, although they are required to be listed with the FDA. Our medical device products are generally considered Class I devices; therefore, they are exempt from pre-market notification or approval requirements. We have listed all of our relevant products with the FDA pursuant to the FFDAC.

If a 510(k) pre-market notification is required for a medical device, then such device cannot be commercially distributed until the FDA issues a letter of substantial equivalence, approving the sale of the product. Certain of our surgical face masks and sterilization pouches are subject to the 510(k) pre-market notification requirements. We have already received the necessary approvals from the FDA for such products.

Our medical device products are also subject to the general labeling requirements under the FDA medical device labeling regulations. As of September 30, 2007, we have labeled all of our medical device products and are no longer the subject of any current enforcement action initiated by the FDA.

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

Our manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our medical device products. The QSR, among other things, requires maintenance of a device master record, device history record and complaint files. As of September 30, 2007, we were not the subject of any current enforcement actions initiated by the FDA.

We are also required to report to the FDA if our products cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur. The FDA can require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can withdraw or limit our product approvals or clearances in the event of serious, unanticipated health or safety concerns. We may also be required to submit reports to the FDA of corrections and removals. As of September 30, 2007, we had not received any complaints that any of our products had contributed to a death or serious injury, or that they suffered any such malfunctions or defects.

The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed. Our failure to meet any of these requirements may cause the FDA to detain our products automatically when they are presented for entry into the U.S. If any of these events occur, it could create a material adverse impact on us. As of September 30, 2007, we were not the subject of any current enforcement actions initiated by FDA.

Our Employees

As of September 30, 2007, we employed approximately 5,120 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with most of our officers, managers and employees. We are working towards entering into employment contracts with those employees who do not currently have employment contracts with us.

Our employees in China participate in a state pension scheme organized by the Chinese municipal and provincial governments. We are required to contribute to the scheme at rates ranging from 8% to 20% of the average monthly salary. The expenses related to this scheme were US$356,113, $321,899, and $303,411 for fiscal years 2007, 2006 and 2005, respectively.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased such social insurances for some of our labor force. We are working towards providing all employees with the required insurance. If any current employee, or former employee, files a complaint with Chinese government, not only will we be required to purchase insurance for such employee, we may be subject to administrative fines. However we believe that such fines, if any, would be immaterial.

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

During fiscal year 2007, approximately 88% of our products were sold internationally. As a result, we are subject to risks associated with shipping products across borders, including shipping delay. If we cannot deliver our products on a competitive and timely basis, our relationships with international customers may be damaged and our financial condition could be harmed.

We engage in international sales, which expose us to trade restrictions.

As a result of our product sales in various geographic regions, we may be subject to the risks associated with customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, the future imposition of, or significant increases in the level of, custom duties, export quotas or other trade restrictions could have an adverse effect on us. Further, we cannot assure you that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under U.S. laws. We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

Expansion of our business may put added pressure on our management, financial resources and operational infrastructure impeding our ability to meet any increased demand for our medical products and possibly impairing our operating results.

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

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jianquan Li, Xiuyuan Fang, Jiagan Chen and Nianfu Huo, who hold the titles of CEO, President and Chairman, CFO and Vice President, Vice President of Project Management and General Manager of Winner Zhuhai, respectively. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are unable to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Our revenues are highly concentrated in a single customer and our business will be harmed if this customer reduces its orders from us.

In fiscal year 2007, almost 19.15% of our business comes from just one customer, Sakai Shoten Co., Ltd, which acts as a purchasing agent for a large number of ultimate consumers of our products in Japan. If we lose this customer and are unable to replace this customer with other customers that purchase a similar amount of our products, our revenues and net income would decline considerably.

We are subject to potential product liability claims for which we do not have insurance coverage.

Defects in our products could subject us to potential product liability claims that our products are ineffective or caused some harm to the human body. We do not have product liability insurance. Plaintiffs may advance claims that our products or actions resulted in some harm. A successful claim brought against us could significantly harm our business and financial condition.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We are not subject to these requirements for our current fiscal year ended September 30, 2007, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending September 30, 2008. We can provide no assurance that we will be able to comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. If significant deficiencies or material weaknesses in our internal controls are identified, we may not be able to remediate in a timely manner. In such case, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure and Chinese accounting standards and regulations may limit the payment of dividends.

We have no direct business operations other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO OUR INDUSTRY

We may not be able to maintain or improve our competitive position because of strong competition in the medical dressing and medical disposable industry, and we expect this competition to continue to intensify.

The medical dressing and medical disposable industry is highly competitive. We face competition from medical dressing and medical disposable manufacturers around the world. Some of our international competitors are larger than we and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, resulting in fewer customer orders, and loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would face material adverse effects.

Cost containment measures that are prevalent in the healthcare industry may result in lower margins.

The health care market accounts for most of the demand for medical disposables products. The health care market was typified in recent years by strict cost containment measures imposed by governmental agencies, private insurers and other “third party” payers of medical costs. In response to these economic pressures, virtually all segments of the health care market have become extremely cost sensitive and in many cases hospitals and other health care providers have become affiliated with purchasing consortiums that obtain large quantities of needed products and thus are to able to sell at much lower cost. These factors in combination have hindered suppliers and manufacturers like us who may not be able to supply the large quantities sought by the purchasing consortiums or who are unable to respond to the need for lower product pricing.

Our failure to comply with ongoing governmental regulations could impair our operations and reduce our market share.

In China, medical sanitary materials and dressings, including medical gauzes, absorbent cottons, bandages and disposable surgical suits, are supervised as medical devices and are administered by the Department of Medical Device of State Drug Administration of China. The technology and specifications of these types of products must conform to and comply with Regulations for the Supervision and Administration of Medical Devices of China and the relevant Chinese laws and standards. In addition, since we sell our products in the international markets, our products are subject to regulations imposed by various governmental agencies in the markets where our products are sold. For example, certain of our products exported to the U.S. must be listed with FDA. All our products exported to EU countries must have the CE certificate. We also need a Certificate of Foreign Manufacture for Japan market. These layers of regulation cause delays in the distribution of our products and may require us to incur operating costs resulting from the need to obtain approvals and clearances from regulators. As to date, we have reached the applicable standards and obtained the required certificates in the markets mentioned above.

Our margins are reduced when we sell our products to customers through a buying group.

A trend in our industry is the use of buying groups by customers. These buying groups aggregate the demand of several different customers and then buy products in bulk at lower prices than any of the customers would be able to obtain individually. We have only limited production capacity. This makes it difficult for us to meet the often large demand for our products from buying groups that represent overseas customers in developed countries. A single order of one kind of product from a top 500 multinational buyer could require the full manufacturing capacity of one of our plants. Although we have expanded our manufacturing capacity, our capacity is still not large enough to meet the demands of these clients. As a result, we may lose business to other manufacturers of our products who have more manufacturing capacity than we do.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm the company and its operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the Chinese government could change these economic reforms or any of the legal systems at any time. This has an unknown effect on our operations and profitability. Some of the things that could have this effect are:

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

China has only recently permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its economic policies and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation. These factors have led to the adoption by Chinese government, from time to time, of various austerity measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

The SEC has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 3, 2007, the closing price for our common stock was $1.85 . As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors”, generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Mr. Jianquan Li and his wife Ping Tse own 80.77% of our outstanding voting securities. As a result, they possess significant influence, giving them the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

All land in China is owned by the government. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently have land use rights to approximately 920,221 square meters in various parts of China, with total book value of approximately $4,177,807. All fees for acquiring such land use rights have been paid off as of September 2007. We also have approximately 345,931 squares meters of structure in China, with total book value of approximately $26,149,749. Approximately 402,852.28 square meters of our lands and 82,740.72 square meters of structure are subject to liens.

The following table summarizes main land we owned as of September 30, 2007.

Winner Medical Subsidiaries	Location	Land Size (Square Meters)	Book Value (in US $)
Winner Medical & Textile Ltd. Jingmen	Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province , China	40,542	54,575
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	564,742	1,572,330
Winner Medical & Textile Ltd. Yichang	No. 20 Jiangxia Avenue, Jiangkou Town, Zhijiang City, Hubei Province, China	24,448	249,543
Winner Medical & Textile Ltd. Chongyang	Qingshan Park, Chongyang County, Hubei Province, China	73,268	10,136
Winner Medical & Textile Ltd. Jiayu	No. 172 Phoenix Avenue, Yuyue Town, Jiayu County, Hubei Province, China	34,167	15,829
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	29,064	1,075,854
Hubei Winner Textiles Co., Ltd.	No. 47 South Road of Jianshe, Yuekou Town, Tianmen City, Hubei Province. China	122,707	1,199,539
Winner Medical & Textile Ltd., Xishui ( 40% ownership)	Hongshan Industries Park, Qingquan Town, Xishui County, Hubei Province	31,283	-
Total		920,221	4,177,807

The following table summarizes our main structures we owned as of September 30, 2007.

Winner Medical Subsidiaries	Location	Structure Size (Square Meters)	Book Value (in US $)
Winner Medical & Textile Ltd. Zhuhai	No. 2, Street 3, Cuizhu Industries Park,Qianshan Town, Zhuhai City, Guangdong Province,China.\	3,895	580,049
Winner Medical & Textile Ltd. Jingmen	Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province , China	62,209	1,731,169
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	56,200	4,608,396
Winner Medical & Textile Ltd. Yichang	No. 20 Jiangxia Avenue, Jiangkou Town, Zhijiang City, Hubei Province, China	21,482	655,190
Winner Medical & Textile Ltd. Chongyang	Qingshan Park, Chongyang County, Hubei Province, China	41,715	2,643,995
Winner Medical & Textile Ltd. Jiayu	No. 172 Phoenix Avenue, Yuyue Town, Jiayu County, Hubei Province, China	20,713	1,072,486
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	38,026	3,883,365
Hubei Winner Textiles Co., Ltd.	No. 47 South Road of Jianshe, Yuekou Town, Tianmen City, Hubei Province. China	88,490	2,130,783
Winner Medical & Textile Ltd., Xishui ( 40% ownership)	Hongshan Industries Park, Qingquan Town, Xishui County, Hubei Province	13,201	8,844,316
Total		345,931	26,149,749

The following table summarizes our properties that are subject to mortgages as of September 30, 2007.
Mortgagor/Borrower	Location	Mortgagee/Lender Bank	Land Subject to Mortgage (sq. m)	Structure Subject to Mortgage (sq. m)
Winner Medical & Textile Ltd. Jingmen	Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province , China	Jingmen Industrial and Commercial Bank of China	26,730.1	8,260.68
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	China Merchants Bank, Shenzhen Branch	-	18,808.09
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	Shenzhen Industrial and Commercial Bank of China	-	17,588.79
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	Huanggang Industrial and Commercial Bank of China	295,187.7	-
Hubei Winner Textiles Co., Ltd.	No. 47 South Road of Jianshe, Yuekou Town, Tianmen City, Hubei Province. China	Tian Men Industrial and Commercial Bank of China	80,934.48	38,083.16
Total			402,852.28	82,740.72

We entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters, approximately 140 acres, of land which we plan to dedicate primarily to the construction of 100% cotton spunlace nonwoven fabric production facilities. The land use right certificate for 295,188 square meters, approximately 73 acres, of this land was issued to us in November 2005. The land use right certificate for 269,554 square meters, approximately 63 acres, of this land was issued to us in July 2007. As of September 30, 2007, the total investment for this project is approximately $19.6 million, which includes $1.57 million in land, $7.19 million in facilities and $10.45 million in equipment, $0.38 million in other aspects. Funds for this project were raised in the equity market and through bank loans.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. We believe that the new facility under construction and the expected land use rights to additional land will be sufficient for our expansion efforts.

Some of our properties are leased from third parties. In most cases, the leased properties are dormitories or small operating spaces. In the remaining cases, the leased properties include manufacturing facilities and the use we are making of the land is in compliance with the relevant government authority’s land use planning. In a few cases, the lessers were unable to provide copies of documentation evidencing their rights to use the property leased to us. In the event of any future dispute over the ownership of the leased properties, we believe we could easily and quickly find replacement premises and dormitories so that the operations would not be affected.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Our Common Stock

Our common stock is quoted under the symbol “WMDG.OB” on the Over The Counter Bulletin Board. The CUSIP number is 517831103.

During 2005, we filed a request with NASD Regulation Inc. for clearance of quotations on the OTC Bulletin Board or OTCBB under Subsection (a)(5) of Rule 15c2-11 of the Securities Exchange Act of 1934. A clearance letter was issued to us on April 27, 2005 and we were issued a trading symbol “LVRC.OB.” As a result of a 1:1,500 reverse split of our common stock that became effective on October 26, 2005, our trading symbol on the OTC Bulletin Board was changed from “LVRC.OB” to “LVGC.OB.” On March 6, 2006, in connection with our name change from Las Vegas Resorts Corporation to Winner Medical Group Inc., our trading symbol was changed from “LVGC.OB” to “WMDG.OB.” The following table sets forth, for the periods indicated, the high and low bid prices for our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low quotations for the first quarter of fiscal year 2006 have been adjusted for the above mentioned 1:1,500 reverse stock split.

	High	Low
Fiscal 2006 - First quarter(8/1/05 to 10/31/05)	$3.00	$0.02
Fiscal 2006* - Second quarter(11/1/05 to 12/31/05)	$5.00	$1.06
Fiscal 2006* - Second quarter(1/1/06 to 3/31/06)	$10.50	$3.10
Fiscal 2006* - Third quarter (4/1/06 to 6/30/06)	$9.40	$5.25
Fiscal 2006* - Fourth quarter (7/1/06 to 9/30/06)	$7.00	$5.25
Fiscal 2007 - First quarter(10/1/06 to 12/31/06)	$4.50	$4.00
Fiscal 2007* - Second quarter(1/1/07 to 3/31/07)	$5.00	$4.00
Fiscal 2007* - Third quarter (4/1/07 to 6/30/07)	$5.00	$2.25
Fiscal 2007* - Fourth quarter (7/1/07 to 9/30/07)	$2.42	$1.55

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

Approximate Number of Holders of Our Common Stock

On November 26, 2007, there were approximately 1,458 stockholders of record of our common stock.

Dividend Policy

Other than the dividends declared or paid by our subsidiary Winner Group Limited and the reverse stock split effected before the reverse acquisition transaction, we have never declared dividends or paid cash dividends. Our board of directors will make any decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

In instances described above where we indicate that we relied upon Regulation S promulgated under the Securities Act in issuing securities, our reliance was based upon the following factors (a) each subscriber was neither a U.S. person nor acquiring the shares for the account or benefit of any U.S. person, (b) each subscriber agreed not to offer or sell the shares, including any pre-arrangement for a purchase by a U.S. person or other person in the United States, directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, (c) each subscriber made his, her or its subscription from the subscriber’s residence or offices at an address outside of the United States and (d) each subscriber or the subscriber’s advisor has such knowledge and experience in financial and business matters that the subscriber is capable of evaluating the merits and risks of, and protecting his interests in connection with an investment in us.

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

Item 6. Selected Financial Data

The selected consolidated statement of income and comprehensive income data for the years ended September 30, 2007, 2006 and 2005 and the selected balance sheet data as of September 30, 2007, and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the year ended September 30, 2003 and 2004 are derived from our audited consolidated financial statements not included in this report, and the selected balance sheet data as of September 30, 2005 is derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended September 30,
	2003	2004	2005	2006	2007
Statement of operations data:
Sales Revenues:	$31,750,491	$44,281,465	$58,357,129	$63,873,058	$70,280,960

Cost of Sales	22,990,021	32,814,282	42,059,663	46,335,354	52,869,597

Gross profit	8,760,470	11,467,183	16,297,466	17,537,704	17,411,363

Expenses:
Administrative expenses	2,668,786	2,142,340	3,536,218	5,619,590	5,535,369
Amortization and depreciation	316,004	383,540	448,787	726,816	663,095
Other operating expenses	2,321,042	1,655,237	3,085,624	4,866,985	4,858,607
Provision for doubtful debt	31, 740	103,563	1,807	25,789	13,667
Selling expenses	3,473,823	4,488,256	5,294,557	5,689,627	6,423,815

Total expenses	6,142,609	6,630,596	8,830,775	11,335,006	11,959,184

Income from continuing operations before taxes	2,446,260	4,681,760	8,362,388	6,326,690	5,662,391
Income taxes	115,118	285,462	446,146	516,635	-15,015

Net income	2,322,761	4,391,491	7,892,670	5,829,294	5,624,854

Income from continuing operations per common share	$0.07	$0.13	$0.23	$0.15	$0.13

Earnings per share — basic and diluted	$0.06	$0.12	$0.21	$0.14	$0.13

Weighted average number of shares outstanding — basic	36,991,105	36,991,105	36,991,105	43,053,212	44,677,171
—diluted	36,991,105	36,991,105	36,991,105	43,061,546	44,677,171

Cash dividend declared per common share	-	-	0.05	-	-

Cash flows data:
Net cash flows provided by/used in operating activities	$2,344,591	$5,510,556	$4,340,346	$10,272,612	$7,662,424
Net cash flows provided by/used in investing activities	-3,167,838	-8,057,982	-3,089,900	-13,676,919	-12,239,051
Net cash flows provided by/used in financing activities	2,086,055	2,465,411	-268,782	5,046,022	6,287,573

	September 30,
	2003	2004	2005	2006	2007
Balance sheet data:
Cash and cash equivalents	$1,626,146	$1,544,131	$2,650,867	$4,319,579	$6,377,488
Working capital	3,494,479	2,522,777	7,160,711	15,285,070	12,379,247
Total assets	39,225,956	44,812,790	54,223,425	67,171,711	85,121,335

Total current liabilities	14,969,317	16,213,618	18,667,138	14,735,036	24,085,690
Total long term liabilities	68,865	15,099	37,271	21,707	22,857
Total liabilities	15,038,182	16,228,717	18,704,409	14,756,743	24,108,547

Total stockholders’ equity	23,222,677	27,614,169	34,354,830	52,265,472	60,821,657

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Winner Medical’s business operations consist of the research and development, manufacturing and marketing of medical dressings and medical disposables products. We have nine manufacturing and distribution facilities, and two joint venture factories. We have established several integrated manufacturing and processing lines for our core products. Our product offerings include surgical dressings, dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products. We manufacture our products in China and sell them both in China and abroad in other countries and areas such as Japan, Germany, Italy, the Netherlands, the United Kingdom, Australia, France, South America, Africa, the Middle East and the United States.

The following analysis discusses changes in the financial condition and results of operations at and for the year September 30, 2007, 2006 and 2005, and should be read in conjunction with our audited consolidated financial statements and the notes thereto include elsewhere in this Report.

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

On December 16, 2005, Winner Medical Group Inc. and Winner Group Limited entered into a share exchange agreement pursuant to which the stockholders of Winner Group Limited were issued 42,280,840 shares of Winner Medical Group Inc. common stock in exchange for all 1,143,000 shares of Winner Group Limited that were issued and outstanding as of December 16, 2005. In connection with the acquisition transaction, Winner Group Limited became our wholly-owned subsidiary. Even though, from a legal perspective, Winner Medical Group Inc. was the acquirer in this transaction, Winner Group Limited is treated the acquirer from an accounting perspective.

Winner Medical Group Inc. presently conducts its business operations through its operating subsidiaries located in China and elsewhere.

Our Business Operations

Winner Medical’s present business operations commenced February 1991 and involve the manufacture and marketing of our products primarily out of our facilities in China. We generate revenues through domestic (China) and foreign sale of a variety of medical dressings and medical disposables products, such as dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products. Nearly 88% of our products were sold to approximately 80 different countries outside China in fiscal year 2007. Based on the information reported by the China Chamber of Commerce for Import & Export of Medicines & Health Products, China exported $524 million of medical disposables products from January to October in 2006. Our total product export valued $56.1 million in fiscal year 2006 and accounted for approximately 10% of the total export value of medical dressings and medical disposables from China. According to the news reported on the PRC Ministry of Commerce's website, in the first 10 months of 2006, we were the largest exporter by volume in China in the medical dressing industry. Based on this market information, we believe we are the leading exporter of medical dressings and medical disposables products in China.

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

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. We launched our new self-adhesive bandage product in the first fiscal quarter of 2006 and the sales revenue from this product was approximately $2.34 million for the year ended September 30, 2007. We expect that the sales of this new product will increase in the future.

In addition, our subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, has commenced production of the new spunlace cotton nonwoven products, “PurCotton Products”. Finished PurCotton products for medical use include the 100% cotton nonwoven swab, sponges, and surgical drape. The invention of spunlace cotton nonwoven process is applying for patent in more than 30 countries. The patent is granted in China, patent number: ZL200510033147.1, and Singapore, patent number: 200503941-7. The PurCotton product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric, such as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Our patented manufacture process enable us to produce PurCotton at a lower cost than the woven cotton products, so we expect our new PurCotton products to gradually supersede our gauze products. We have already installed three manufacturing lines in Winner Huanggang. Currently, we are under the application of industrial standards in China for the spunlace cotton nonwoven industry. We expect a successful application of the industrial standards will facilitate the sales of PurCotton products in the Chinese market. We also put great emphasis on innovating additional new PurCotton products. We recently developed a special technique that could be applied to the PurCotton surgical gown products, with a special coat set on the 100% cotton nonwoven, the surgical gowns become liquid repellent, thus giving better protection to doctors while they perform operations. This invention is under patent application in China, and we expect to develop more value-added features with PurCotton products.

Currently, we are working on the marketing of the PurCotton Products. Our customers from US, Japan, and Europe is doing the factory and production system verification, and the product quality testing. At the same time, we have sent the finished PurCotton products - operation room towels and lap sponges to hospitals for testing and validation, but the approval process for these new products has taken longer than we originally expected, resulting in the delay of additional PurCotton product sales. During the year ended September 30, 2007, revenue from these products reached approximately $0.27 million.

The medical dressings and medical disposables market is subject to consumption patterns and trends. One such trend or consumption pattern relates to the age demographics of the end users of our products. On average, the worldwide population is aging and life spans are generally increasing. As the general population begins to include a larger percentage of older people, we anticipate that more medical care will be required, and that will result in increased sales of our products.

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

We believe that there is a trend in our industry that is resulting in the geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries, such as China, where labor and manufacturing costs are generally lower. As a result of the lower cost structure and rapid development of the Chinese economy, more foreign multinational companies are entering the Chinese market to produce their goods as China emerges as part of the global production and supply chain. We anticipate that this trend of large multinational companies seeking to produce their products in China will benefit us, especially since our main business model is to act on an OEM basis. We provide our customers with customized products that are then sold by the customers under their brand names. In addition, we are negotiating with several large companies in the industry in developed countries which intend to outsource some of their production lines.

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

Results of Operations

Comparison for the Year Ended September 30, 2007 and 2006

The following sets forth certain of our income statement information for the years ended September 30, 2007 and 2006.

(All amounts, other than percentages, in million of U.S. dollars)

	YEAR ENDED 9/30/07		YEAR ENDED 9/30/06
Item	In Millions	As a Percentage	In Millions	As a Percentage
Sales Revenue	$70.28	100%	$63.87	100%
Costs of Goods Sold	$52.87	75.23%	$46.34	72.55%
Other Operating Income, Net (1)	$0.37	0.5%	$0.28	0.44%
Selling, general and administrative expenses	$11.96	17.02%	$11.34	17.75%
Interest Expense	$0.41	0.58%	$0.27	0.42%
Interest Income	$0.07	0.1%	$0.05	0.08%
Investment yields	$0.18	0.26%	$0.05	0.08%
Income tax	$-0.01	-0.01%	$0.52	0.81%
Minority interest	$-0.05	-0.07%	$0.02	0.03%
Net income	$5.62	8.00%	$5.83	9.13%
(1) Other operating income, net are mainly consists of incomes from the sales of unused raw materials, sales of leftover materials, and the refund of taxes.

Sales Revenue

Sales revenue increased $6.41 million, or 10.04% to $70.28 million for the year ended September 30, 2007 from $63.87 million for the year ended on September 30, 2006. This increase was mainly attributable to the increased sales orders from customers with large orders, especially from European customers. Beginning in calendar year 2007, we have been gradually shifting our resources and services to larger clients. As a result, we expect revenue from these significant customers will increase in the future.

Our new self-adhesive and elastic bandage products entered into the market in January 2006. During the year ended September 30, 2007, revenue from these products reached approximately $2.34 million, which is 3.3% of the total revenue. Our PurCotton Products commenced trial production and we have sent the finished PurCotton products - operation room tower and lap sponge to hospitals for testing and validation, but the approval process for these new products has taken longer than we originally expected, resulting in the delay of additional PurCotton products sales. During the year ended September 30, 2007, revenue from these products reached approximately $0.27 million.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the years ended September 30, 2007 and 2006. The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in million of U.S. dollars)
	Year Ended on 9/30/07	Percentage of Total Revenues	Year Ended on 9/30/06	Percentage of Total Revenues
Europe	$30.97	44.07%	$25.01	39.16%
Japan	$15.18	21.6%	$16.65	26.07%
North America	$8.82	12.55%	$7.62	11.93%
China	$8.53	12.14%	$7.78	12.18%
Other	$6.78	9.65%	$6.82	10.67%
Total	$70.28	100%	$63.87	100.00%

Other Operating Income, Net

Our other operating income, net, for the year ended September 30, 2007, increased $0.09 million to $0.37 million, from $0.28 million for the year ended September 30, 2006. Other operating income, net mainly consists of income from sales of unused raw materials such as cotton and packing materials, sales of leftover materials, and tax refunds for reinvestment of profit, and the government subsidies.

Cost of Goods Sold

Our cost of goods sold increased $6.53 million to $52.87 million for the year ended September 30, 2007 from $46.34 million during the year ended September 30, 2006. As a percentage of net revenues, the cost of goods sold increased 2.68% to 75.23% in the year ended September 30, 2007 from 72.55% in the year ended September 30, 2006. The increase was mainly attributable to the increased cost of raw materials, labor and energy.

Gross Profits

Our gross profit decreased $0.13 million to $17.41 million for the year ended September 30, 2007 from $17.54 million for the year ended September 30, 2006. Gross profit as a percentage of net revenues was 24.77% for the year ended September 30, 2007, as compared to 27.46% during the year ended September 30, 2006. The decrease in gross profit as a percentage of net revenue was mainly due to the increase of direct labor, energy and raw materials cost; and the appreciation of RMB against USD. Approximately 88% of our revenue is through export, and over 70% of our export is settled by USD, and almost all the costs are expensed in RMB, so the RMB appreciation against USD lowered our gross profit margin. For years ended September 30, 2007 and 2006, the average exchange rates were 7.7098 and 8.0004 respectively, an increase of 3.63%.

For the year ended September 30, 2007, revenue from sterilized products and non-sterilized products are $31.62 million and $38.66 million respectively, or 45% and 55% of the total revenue. Gross margin from sterilized products for the year ended September 30, 2007 is $9.03 million, or 28.56% of the total revenue. Gross margin from non-sterilized products for the year ended September 30, 2007 is $8.41 million, or 21.76% of the total revenue.

Selling Expenses

Our selling expenses increased $0.73 million to $6.42 million for the year ended September 30, 2007 from $5.69 million for the year ended September 30, 2006. As a percentage of net revenues, our selling expenses increased to 9.14% for the year ended September 30, 2007 from 8.91% for the year ended September 30, 2006. The increase was primarily attributable to increased sales and marketing expenses related to PurCotton products, and an increase in transportation costs. For fiscal year ended September 30, 2007, the transportation cost is $4.90 million, or 76% of the total selling expense.

At present, we perform nearly all of our finished product manufacturing at our Shenzhen, China based manufacturing facilities. Our facilities in Hubei provide semi-finished products to the Shenzhen facilities, where the products are finished. We export our products to the overseas markets from our Shenzhen facilities. Therefore, there are two important elements of transportation costs that affect us: one is the transportation cost between our Hubei production facilities and our Shenzhen production facilities, and the other is the cost to export our products to destinations outside of China. Our domestic land transportation expenses, i.e., transportation costs within China, were $630,000, 0.90% of total sales, and $480,000, 0.75% of total sales, in fiscal years 2007 and 2006, respectively. Our export transportation expenses were $4.27 million, 6.08% of total sales, and $3.57 million, 5.59% of total sales, in fiscal years 2007 and 2006, respectively. Our export transportation fees increased by $0.7 million from fiscal year 2006 to fiscal year 2007 or approximately 19.61%. This increase in the export transportation expenses was mainly due to the increase of unit transportation fee.

Administrative Expenses

Our administrative expenses decreased $0.08 million, or 1.42%, to $5.54 million for the year ended September 30, 2007 from $5.62 million for the year ended September 30, 2006. As a percentage of net revenues, administrative expenses decreased to 7.88% for the year ended September 30, 2007 from 8.80% for the year ended September 30, 2006. This decrease was primarily attributable to our improved cost control system after implementing the Enterprise Resources Planning, “ERP”, software provided by a Systems Applications and Products company, “SAP”, or SAP ERP system, which integrates all of the core business operations of each of our subsidiaries-from production, supply, and sales to financial records-into one system.

Interest Expenses

Interest expenses increased to approximately $0.41 million, 0.58% of the total revenue, for the year ended September 30, 2007 as compared to approximately $0.27 million, 0.42% of total revenue, for the same period of 2006, an increase of approximately $0.14 million or 51.85%. Our interest expenses related to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage decrease of interest expense was mainly attributable to the increase of the total amount of the bank loans. In the year ended September 30, 2007, the bank loans increased $734 million, compared with the year ended September 30, 2006.

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

Foreign enterprises in the PRC are eligible for a refund of tax paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the government. The maximum tax deduction is 5 years. For example, our subsidiaries of Winner Industries (Shenzhen) Co., Ltd., Hubei Winner Textiles Co., Ltd., and Winner Medical (Huanggang) Co., Ltd. can enjoy this tax exemption.

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

Our income tax provision for year ended September 30, 2007 was -$15,015 as compared to $516,635 for the year ended September 30, 2006. The decrease of income tax is mainly due to (1) our subsidiaries of Winner Industries (Shenzhen) Co., Ltd., Winner Medical & Textile Ltd. Jingmen, and Hubei Winner Textiles Co., Ltd. receiving government approval for tax refund of 40% of the purchase amount of domestic machinery, totaling $0.07 million $0.12 million and $0.12 million respectively in the third fiscal quarter, and (2) after we reassessed our tax status, the over provision of income taxes was written off in the second fiscal quarter of 2007.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to ($52,552) and $19,239 in the fiscal years 2007 and 2006, respectively, reflecting the minority interests held by third parties in one of our subsidiary, 40% in Shanghai Winner Medical Apparatus Co., Ltd..

Net income (profit after taxes)

Net profit decreased to approximately $5.62 million for the year ended September 30, 2007 as compared to approximately $5.83 million for the same period of 2006, a decrease of approximately $0.21 million or approximately 3.6%. Such decrease is mainly attributable to (1) the appreciation of RMB against USD, for the years ended September 30, 2007 and 2006, when the average exchange rates were 7.7098 and 8.0004 respectively, an increase of 3.63%, (2) the increased sales and marketing expense related to PurCotton products, (3) the export transportation expenses increased $0.7 million to $4.27 million for the year ended September 30, 2007 from $3.57 million for the year ended September 30, 2006, and (4) the increase in labor cost.

Foreign Currency Translation Difference

We incurred a gain in foreign currency translation, equal to $2.91 million and $0.86 million in the years ended September 30, 2007 and 2006, respectively. On July 21, 2005, China reformed its foreign currency exchange policy. As of September 30, 2007, the accumulated appreciation of RMB against U.S. dollar is approximately 9.26%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for the years ended September 30, 2007 and 2006. In the year ended September 30, 2007, the exchange rates of 7.5108, 8.277 and 7.7098 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 7.9087, 8.277 and 8.0004 in the year ended September 30, 2006, respectively.

Inventory turnover

Our inventory increased to approximately $11.48 million for the year ended September 30, 2007 as compared to approximately $11.33 million for the same period of 2006, an increase of approximately $0.15 million or 1.68%. Our inventory turnover was 4.64 and 4.25 in fiscal years 2007 and 2006, respectively. The relatively low inventory turnover was mainly due to our integrated manufacturing process. In order to control product quality and maintain a stable supply chain, our subsidiaries take different roles in the manufacturing processes and constitute a whole production line from raw materials to semi-finished products, then to final products. This arrangement increased our inventory and lowered our inventory turnover.

Accounts receivable collection period

Accounts receivable increased to approximately $11.28 million for the year ended September 30, 2007 as compared to approximately $7.51 million for the same period of 2006, an increase of approximately $3.77 million or 50.2%. Our average accounts receivable collection period was 48.12 days and 44.44 days in fiscal years 2007 and 2006, respectively. The increase in accounts receivable is mainly attributable to the increase in sales revenue in the fourth quarter, especially in September. Sales revenue increased $3.73 million, or increased 50.2% for three months ended September 30, 2007, compared to the three months ended September 30, 2006. The payment from our international customers consists of 40% Letter of Credit, 35% Documents Against Payments, and 25% Telegraphic Transfer. In order to reduce the risk of inability to collect the accounts receivables, we entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which becomes effective April 28, 2007. A total of US$10 million of accounts receivables from our customers were covered under this insurance contract.

Comparison for the Year Ended September 30, 2006 and 2005

The following sets forth certain of our income statement information for the years ended September 30, 2006 and 2005.

(All amounts, other than percentages, in millions of U.S. dollars)

	YEAR ENDED 9/30/06		YEAR ENDED 9/30/05
Item	In Millions	As a Percentage	In Millions	As a Percentage
Sales Revenue	$63.87	100%	$58.36	100%
Other operating income, net (1)	$0.28	0.44%	$0.30	0.52%
Costs of Goods Sold	$46.34	72.55%	$42.06	72.07%
Total operating fees	$11.34	17.75%	$9.30	15.94%
Investment yields	$0.05	0.08%	$1.06	1.82%
Income tax	$0.52	0.81%	$0.46	0.79%
Minority interest	$0.02	0.03%	$0.02	0.04%
Net income	$5.83	9.13%	$7.89	13.52%
(1) Other operating income, net are mainly consists of incomes from the sales of unused raw materials, sales of leftover materials, and the refund of taxes.

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

(All amounts, other than percentages, in million of U.S. dollars)
	Year Ended on 9/30/06	Percentage of Total Revenues	Year Ended on 9/30/05	Percentage of Total Revenues
Europe	$25.01	39.16%	$22.39	38.37%
Japan	$16.65	26.06%	$15.12	25.91%
North America	$7.62	11.93%	$7.50	12.85%
China	$7.78	12.18%	$6.94	11.89%
Other	$6.81	10.67%	$6.41	10.98%
Total	$63.87	100.00%	$58.36	100.00%

Cost of Goods Sold

Our cost of goods sold increased $4.28 million to $46.34 million for the year ended September 30, 2006 from $42.06 million during the year ended September 30, 2005. As a percentage of net revenues, the cost of goods sold increased 0.48% to 72.55% in the year ended September 30, 2006 from 72.07% in the year ended September 30, 2005. The increase was mainly attributable to the increase of the cost of labor and energy.

Gross Profits

Our gross profit increased $1.23 million to $17.53 million for the year ended September 30, 2006 from $16.30 million for the year ended September 30, 2005. Gross profit as a percentage of net revenues was 27.46% for the year ended September 30, 2006, as compared to 27.93% during the year ended September 30, 2005. The decrease in gross profit as a percentage of net revenue was mainly due to the increase of direct labor and energy expense, and an approximately 2.3% appreciation of RMB against the U.S. dollar from fiscal year 2005 to 2006.

The following table illustrates the gross profits from each product types for the years ended September 30, 2006 and 2005. The table also provides the percentage of total gross profits represented by each product type.

(All amounts, other than percentages, in million of U.S. dollars)
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

Administrative Expenses

Our administrative expenses increased $2.08 million, or approximately 58.76%, to $5.62 million for the year ended September 30, 2006 from $3.54 million for the year ended September 30, 2005. As a percentage of net revenues, administrative expenses increased to 8.79% for the year ended September 30, 2006 from 6.07% for the year ended September 30, 2005. This increase was primarily attributable to an approximately $1 million expenditure in connection with maintaining our public reporting company status in the fiscal year 2006, and increased research and development investment.

We are the in the process of implementing the SAP ERP system and hired IBM as our consultant for such implementation. We are also working on improving our internal control system to ensure the compliance with SOX 404. As a result, we expect that our administrative costs will continue to increase until we fully implement our new accounting system and implement SOX 404.

Transportation Expenses

At present, we perform nearly all of our finished product manufacturing at our Shenzhen, China based manufacturing facilities. Our facilities in Hubei provide semi-finished products to the Shenzhen facilities, where the products are finished. We export our products to the overseas markets from our Shenzhen facilities. Therefore, there are two important elements of transportation costs that affect us: one is the transportation cost between our Hubei production facilities and our Shenzhen production facilities, and the other is the cost to export our products to destinations outside of China. Our domestic land transportation costs, i.e., transportation costs within China, were $480,000, 0.76% of total sales, and $520,000, 0.89% of total sales, in fiscal years 2006 and 2005, respectively. The decrease of domestic transportation costs is primarily attributable to the following factors: i) because we were able to export products directly from our facility in Wuhan, it was not necessary to transport certain products to Shenzhen to be exported, and ii) we restructured our manufacturing process among our subsidiaries, which improved production efficiency and reduced the costs associated with the transportation of raw materials and semi-finished products among our subsidiaries. Our export transportation expenses were $3,570,000 (5.59% of total sales) and $3,430,000 (5.88% of total sales) in fiscal years 2006 and 2005, respectively. Our export transportation fees increased by $140,000 from 2005 to 2006 or approximately 4.09%. This dollar increase in the export transportation fees was mainly due to the increase of sales volume and the increase of transportation fee.

Environmental Laws Compliance Expenses

We spent approximately $11,800 and $5,500 for environmental compliance expenses in fiscal years 2006 and 2005, respectively. The increase was attributable to planting trees and flowers in our new facilities in 2006, and the increase of the environmental laws compliance fees paid to the PRC government pursuant to applicable PRC environmental laws and regulations.

Interest Expenses

Interest expenses decreased to approximately $270,000, 0.43% of the total revenue, for the year ended September 30, 2006 as compared to approximately $470,000, 0.8% of total revenue, for the same period of 2005, a decrease of approximately $200,000 or 42.56%. Our interest expenses consist of interest expenses related to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage decrease of interest expenses was mainly attributable to the decrease of the total amount of the bank loans.

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

Foreign Currency Translation Differences

We incurred a gain in foreign currency translation, equal to $857,313 and $720,741 in the fiscal years 2006 and 2005, respectively. In July 21, 2005, China reformed its foreign currency exchange policy, resulted an appreciation of RMB against USD by 2.1 percent during a very short period of time. As of September 30, 2006, the accumulated appreciation of RMB against U.S. dollar is approximately 5%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for fiscal years 2006 and 2005. In fiscal year 2006, the exchange rates of 7.9087, 8.277 and 8.0004 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 8.0922, 8.277 and 8.1846 in fiscal year 2005, respectively.

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

Accounts receivable collection period

Accounts receivable decreased to approximately $7.51 million for the year ended September 30, 2006 as compared to approximately $8.26 million for the same period of 2005, a decrease of approximately $0.75 million or 9.08%. Our average accounts receivable collection period was 44.44 days and 42.59 days in fiscal years 2006 and 2005, respectively. Our short accounts receivable collection period is primarily attributable to our customer credit control system. In terms of the payment methods used by our international customers, based on our historical record, Letters of Credit, Documents Against Payments (surrender of documents to the importer/buyer after he/she has paid the accompanying draft), Telegraphic Transfer (a method of transferring funds electronically via the Clearing House Automated Payments System), and Documents Against Acceptance (surrender of documents such as invoices, bills of lading, etc. by a bank to the importer/buyer after the importer/buyer has accepted the accompanying draft, acknowledging the obligation to pay at a future date) generally accounted for approximately 40%, 40%, 15% and 5% of our settled payments, respectively.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $6.38 million.

Cash Flow
(in Million US$)

	Years Ended September 30,
	2007	2006	2005

Net cash provided by operating activities	7.66	10.27	4.34
Net cash (used in) investing activities	(12.24)	(13.68)	(3.09)
Net cash provided by (used in) financing activities	6.29	5.05	(0.27)
Effect of exchange rate changes on cash and cash equivalents	0.35	(0.03)	0.13
Net increase (decrease) in cash and cash equivalent	2.06	1.67	1.11
Cash and cash equivalents at the beginning of period	4.32	2.65	1.54
Cash and cash equivalents at the end of period	6.38	4.32	2.65

Operating Activities:

Net cash provided by operating activities was $7.66 million for the year ended September 30, 2007 which is a decrease of $2.61 million from the $10.27 million net cash provided by operating activities for the same period in 2006. The decrease was mainly due to the increase in account receivable.

Net cash provided by operating activities was $10.27 million for the year ended September 30, 2006 which is an increase of $5.97 million from the $4.30 million net cash provided by operating activities for the same period in 2005. The increase was mainly due to the decrease in account receivable, and the increase of account payable.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities in the year ended September 30, 2007 was $12.24 million, which is a decrease of $1.44 million from net cash used in investing activities of $13.68 million in the same period of 2006 due to the decreased investment during the year ended September 30, 2007 in the non-woven spunlance 100% cotton project in Winner Medical (Huanggang) Co., Ltd., compared with the same period last year.

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

Financing Activities:

Net cash provided by financing activities in the year ended September 30, 2007 totaled $6.29 million as compared to $5.05 million provided by financing activities in the same period of 2006. Such increase of the cash provided by financing activities was mainly attributable to the increase of bank loans.

Net cash provided by financing activities in the year ended September 30, 2006 totaled $5.05 million as compared to $0.27 million used in financing activities in the same period of 2005. Such increase of the cash provided by financing activities was mainly attributable to the private placement which closed in December 2005, less the repayment of matured loans.

Our debt to asset ratio was 28.30% as of September 30, 2007. We plan to maintain our debt to asset ratio below 40%, with an increase in long-term loans and a decrease in short-term loans. We believe that we currently maintain a good business relationship with each of the banks with whom we have loans, as identified in the table below.

As of September 30, 2007, we have loans with Chinese banks totaling $12.78 million. These loans have annual interest rates ranging from 5.85%-7.29%.

Bank loans as of September 30, 2007
					Balance as of September 30, 2007
Loan	Bank	Loan period	Interest rate	Secured by	US$

A	Industrial and Commercial Bank of China, Shenzhen Longhua Branch	01-23-2007 to 01-22- 2008	6.12%	Land use rights & buildings	1,997,124
B	Industrial and Commercial Bank of China, Shenzhen Longhua Branch	09-28-2007 to 09-27- 2008	7.29%	Land use rights & buildings	1,331,416
C	China Merchants Bank, Shenzhen Branch	05-17-2007 to 11-17- 2007	5.67%	Land use rights & buildings	798,850
D	China Merchants Bank, Shenzhen Branch	06-11-2007 to 12-11- 2007	5.85%	Land use rights & buildings	1,065,133
E	China Merchants Bank, Shenzhen Branch	07-02-2007 to 01-02- 2008	5.85%	Land use rights & buildings	798,850
F	Jingmen Industrial and Commercial Bank of China	05-16-2007 to 02-15- 2008	6.39%	Land use rights & buildings	665,708
G	Tian Men Industrial and Commercial Bank of China	09-24-2007 to 09-23- 2008	7.29%	Land use rights & buildings	665,708
H	Tian Men Industrial and Commercial Bank of China	09-13-2007 to 09-12- 2008	7.02%	Land use rights & buildings	1,464,558
I	Huanggang Industrial and Commercial Bank of China	09-30-2007 to 09-29- 2008	7.29%	Land use rights & buildings	1,997,124
J	Agricultural Bank of China, Huanggang Branch	06-28-2007 to 06-27- 2008	6.57%	Land use rights & buildings	1,065,133
K	Agricultural Bank of China, Huanggang Branch	08-10-2007 to 08-09- 2008	6.84%	Land use rights & buildings	931,991
		Total			12,781,595

As of September 30, 2007, we had approximately $18.59 million bank credit facilities available from four commercial banks, consisting of approximately $5.33 million from Shenzhen Branch of China Merchants Bank, approximately $4.66 million from Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $2 million from the Huanggang Branch of Agricultural Bank of China, approximately $6 million from Huanggang Branch of the Industrial and Commercial Bank of China, and approximately $0.53 million from Tianmen Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by our real estate and other assets. These revolving lines of credit allow the Company to make short time loans repeatedly, and the banks re-evaluate our credit line annually. These bank credits enable us to utilize the short time loans and enjoy a lower interest expense compared with long-term loans.

We believe that our currently available working capital, after taking into account the credit facilities referred to above, short-term investments and future cash provided by operating activities will be sufficient to meet our operations at our current level and working capital and capital expenditure needs over the next few months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of new products or services introductions, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

As of September 30, 2007, the Company’s contractual obligations are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Short-Term Debt Obligations	$12,781,595	$12,781,595
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$370,937	$189,285	$181,652	-	-
Purchase Obligations	$3,473,687	$3,473,687	-	-	-
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$16,626,219	$16,444,567	$181,652	-	-

On February 8, 2007, Winner Huanggang purchased a set of spun-lace machine, totaling €1.56 million (approximately $2.03 million). These machines are a part of the new manufacturing line to produce PurCotton Products. On August 10, 2007, Winner Huanggang purchased a set of Finishing Padder and Stenter Frame Range machines, totaling €0.44 million (approximately $0.6 million). These machines are for the production of the finished PurCotton Products.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically six or twelve months and interest rates are subject to change upon renewal. During calendar years 2006 and 2007, the People’s Bank of China, the central bank of China, increased the interest rate of RMB bank loans five times - on April 28, 2006, on August 19, 2006, on March 18, 2007, May 19, 2007, July 21, 2007, August 22, 2007, and September 15, 2007. September 15, 2007, the new interest rates are 6.48% and 7.29% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.22% and 5.58%, before April 28, 2006. The change in interest rates has no impact on our bank loans that were entered into prior to April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at September 30, 2007 would decrease net income before provision for income taxes by approximately $0.13 million for the year ended September 30, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar and the majority of our revenues will be settled in RMB and U.S. dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.5% fluctuation. In July 21, 2005, China reformed its foreign currency exchange policy, resulted an appreciation of RMB against USD by 2.1 % during a very short period of time. As of September 30, 2007 the accumulated appreciation of RMB against U.S. dollar is approximately 9.26%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors above.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against the U.S. dollar, it will make our sale prices more expensive, thus our sales may decline. The Company believes that the RMB will continue to appreciate against the US dollar, thus we currently implemented the following strategies to reduce or limit the currency exchange risks. (1) The exchange rate between the RMB and the Euro, the British Pound, and the Australian Dollar is relatively stable, and some of our customers are from Europe, thus we are gradually requiring our European and Australian customers to settle their payments by Euro, British Pound, and Australian Dollar. (2) We ask to pay a currency exchange rate risk loss from some customers who use forward payment contracts. (3) As a percentage of total revenue, the sales revenue in China continues to increase. (4) We will increase import of raw materials from the US, such as cotton and packaging materials. (5) We raised the sales price of some products for some customers, and asked them to share the currency exchange rate loss.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Based on the information disclosed by National Bureau of Statistics of China, from January to October of 2007, the Consumer Price Index in China increased 4.4%, compared with the same period last year. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Item 8. Financial Statements and Supplementary Data.

(a) The financial statements required by this item begin on page F-1 hereof.

(b) Selected quarterly financial data for the past two fiscal years appears in the following table:

	Quarterly Results of Operations (Unaudited)
	Quarterly Ended
	12/31/2006	12/31/2005	3/31/2007	3/31/2006	6/30/2007	6/30/2006	9/30/2007	9/30/2006
Net Sales	$15,880,770	$16,234,128	$15,117,911	$16,050,435	$17,772,176	$14,951,712	$21,510,103	$16,636,783
Gross Profit	3,936,644	4,399,295	3,372,476	3,372,476	4,389,603	4,355,654	5,712,640	5,295,158
Income from operations	1,538,657	1,886,902	1,052,890	1,485,801	1,648,462	1,709,486	1,579,163	1,403,847
Net Income	1,494,570	1,612,307	1,190,875	1,409,390	1,452,162	1,518,172	1,487,247	1,289,478
Earnings Per Share -basic and diluted	$0.03	$0.04	$0.03	$0.03	$0.03	$0.03	$0.04	$0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of September 30, 2007, our disclosure controls and procedures were effective at that reasonable assurance level.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Jianquan Li	52	Chief Executive Officer and President, and Chairman of the Board of Directors
Xiuyuan Fang	39	Chief Financial Officer, Vice President, Treasurer and Director
Larry Goldman	51	Director
Richard B. Goodner, Esq.	62	Director
Dr. Horngjon Shieh	47	Director
Jiagan Chen	56	Vice President of Project Management
Nianfu Huo	55	Senior Vice President of Winner Group Limited and General Manager of Winner Zhuhai

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee, or other committee serving an equivalent function, of any other entity whose executive officers serve as a director of our company or member of our compensation committee.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Prior to May 8, 2006, the Company’s compensation decisions with respect to executive officers were made by a compensation committee consisting of the persons in the following positions: two representative of the board of Directors, and the human resources manager. The committee reviewed and made recommendations with respect to the salary of executive officers and directors. Final approval of the committee’s recommendations was made by the CEO, and approval of CEO’s compensation was made by the Board of Directors.

On May 8, 2006, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2007, the Compensation Committee consisted of Horngjon Shieh (Chairman), Larry Goldman and Richard B. Goodner . The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

The primary goals of our Board Compensation Committee with respect to executive compensation are to attract and retain highly talented and dedicated executives and to align executives’ incentives with stockholder value creation. The Compensation Committee will evaluate individual executive performance with a goal of setting compensation at levels the Compensation Committee believes are comparable with executives at Chinese companies, which are of similar size and stage of development operating in the same area and same industry.

The Compensation Committee will conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. We compare compensation levels with amounts currently being paid to executives at the similar companies in the same area and the same industry, and most importantly we compare compensation levels with local practices in China. We believe that our compensation levels are competitive with local conditions.

Elements of compensation

Our executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established to be amounts of compensation that are similar to those paid by other companies to executives in similar positions and with similar responsibilities as the executives of other companies in the same area. Base salaries are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The compensation committee established a salary structure to determine base salaries and is responsible for initially setting executive officer compensation in employment arrangements with each individual. The base salary amounts are intended to reflect our philosophy that the base salary should attract experienced individuals who will contribute to the success of the company’s business goals and represent cash compensation that is commensurate with the compensation of individuals at similarly situated companies. Our structure includes a basic annual salary amount for each category of directors and officers. Individuals then receive a salary enhancement in connection with their position. Finally, the initial base salary is increased by a “household subsidy” which represents a living allowance.

Discretionary Annual Bonus. The compensation committee has the authority to award discretionary annual bonuses to our executive officers. Bonuses are intended to compensate officers for achieving financial and operational goals, and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the accomplishment of the planned target of the sales revenue, the net profit, and the asset turnover rate. In addition, except CEO, other executive officers’ annual bonuses are also dependent upon the performance measurement score of the departments that he/she is charge of. The bonus targets are set in a reasonable level, and the Compensation Committee believes that a majority of the executive officers could achieve these targets. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of the next fiscal year following the year subject to review. For example, in fiscal year 2007 our CEO, Mr. Jianquan Li was awarded a bonus of $51,882 (RMB 400,000). Our CFO, Mr. Xiuyuan Fang was awarded a bonus of $23,995 (RMB 185,000) in fiscal year 2007.

Equity Incentive Plan Our 2006 Equity Incentive Plan, the “2006 Plan”, was initially adopted by our Board of Directors in April 2006 and approved by our stockholders in April 2006. The 2006 Plan provides for the grant to our employees, directors, consultants and advisors of stock options, stock appreciation rights and stock awards, including restricted stock, performance grants, stock bonuses and other similar types of awards, including other awards under which recipients are not required to pay any purchase or exercise price, such as phantom stock rights. All equity awards granted under the Plan will be granted with respect to shares of our common stock.

During the last fiscal year, neither we nor our subsidiaries granted any stock options or stock appreciation rights to any executive officers . In fiscal year 2007, we made individual grants of options to purchase shares to directors, as reported below in the Director Compensation Table.

On October 7, 2007, our Board of Directors approved certain amendments to the 2006 Plan.

Among other things, the 2006 Plan was amended to:

•
Clarify that, in the event we experience a change of control of our company, the Board or a committee of the Board may (i) provide for the assumption or substitution of or adjustment to each outstanding award, (ii) accelerate the vesting of options and terminate any restrictions on stock awards, and/or (iii) provide for termination of awards as a result of the change in control on such terms as it deems appropriate, including providing for the cancellation of awards for a cash or other payment to the participant.

•
Clarify that, in the event of a proposed dissolution or liquidation of our company, unless otherwise determined by the administrator, all outstanding awards will terminate immediately prior to such transaction.

•
Provide that the administrator may permit participants under the 2006 Plan to defer compensation payable under the terms of a written award agreement, so long as each such deferral arrangement complies with Section 409A of the U.S. Internal Revenue Code.

On October 7, 2007, our Board of Directors also approved the 2008-09 Restricted Stock Unit Incentive Plan, the “2008-2009 Plan”, an equity incentive compensation program for fiscal years 2008 and 2009 that is a sub-plan of our 2006 Plan.

Eligible participants under the 2008-2009 Plan are directors who are employees of the company, and our senior management and key employees as designated by our Chief Executive Officer or our Board of Directors. All equity awards to participants in the 2008-2009 Plan will be restricted stock unit awards, where a participant will be eligible to receive one share of our common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.
The material terms of the 2008-2009 Plan include the following:

• The maximum number of restricted stock units that will be available for issuance under the 2008-2009 Plan is 1,200,000 units. The shares of our common stock issuable upon vesting of the restricted stock units will be issued from our 2006 Plan.

• Our Board of Directors has established the target corporate net income and annual sales objectives for each of fiscal years 2008 and 2009, and each participant’s individual performance objectives have been set by our Chief Executive Officer. Our Board of Directors or the Compensation Committee of our Board will certify the satisfaction of each target.

• On each of October 7, 2010 and October 7, 2011, a participant is eligible to vest in up to 50% of the total number of restricted stock units underlying an award. 25% of the potential vesting at each vesting date is tied to satisfaction of each of the target corporate net income and annual sales objectives, respectively, and 50% of the potential vesting is tied to achievement of an participant’s individual performance objectives.

Our Board of Directors also approved the following restricted stock unit awards to certain executives on October 7, 2007:

Name and Principal Position	Restricted Stock Unit Award (shares)	Restricted Stock Unit Award ($) (1)
Jianquan Li, President and Chief Executive Officer	40,000	$72,000
Xiuyuan Fang, Chief Financial Officer, Vice President, and Treasurer	40,000	$72,000
Jiagan Chen, Vice President	40,000	$72,000
Nianfu Huo, Senior Vice President of Winner Group Limited and General Manager of Winner Zhuhai	40,000	$72,000

(1) Estimated value of award as of grant date is based on the last sale price of our common stock as quoted on the NASDAQ.com as of October 5, 2007, which was $1.80 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.

Other Compensation. Other than the annual salary for our executive officers, the bonus that may be awarded to executive officers at the discretion of the Compensation Committee and arrangements with executive officers for the use of a Company car, and the household subsidies referred to above, we do not have any other benefits and perquisites for our executive officers. However, the Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems it advisable.

Employment contracts and termination of employment

All of our executive officers have executed standard employment agreements with us, which are governed under Chinese law. Other than the amount of compensation, the terms and conditions of the employment agreements with the executive officers are substantially the same as those of our standard employment agreements with non-executive employees. Our standard employment agreements are for a fixed period of three years and may be renewed upon notice from the employee and consent of the Company. The Company may terminate an employment agreement upon thirty days’ notice if an employee is not suitable for the job due to medical or other reasons. An employee may terminate his or her employment agreement without cause upon one month’s notice.

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

Accounting and tax treatment

Given our current levels of compensation, accounting and tax considerations have not significantly impacted our forms of compensation. The board did, as noted above, amend the 2006 Equity Incentive Plan to take into account certain considerations relating to Section 409A of the Internal Revenue Code.

Material changes since fiscal year 2007

Mr. Hongwei Jia was our Vice President of Quality Inspection since December 16, 2005. In May 2007, Mr. Jia resigned from the vice president position, and nobody replaced his position.

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

The following table summarizes director compensation during the fiscal year 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jianquan Li,	-	-	-	-	-	-	-
Xiuyuan Fang	-	-	-	-	-	-	-
Larry Goldman	$30,000	-	$1,900	-	-	-	$31,900
Richard Goodner	$20,000	-	$1,900	-	-	-	$21,900
Horngjon Shieh	$12,000	-	-	-	-	-	$12,000

(1) The fair market value of the option awards is calculated based on the Black-Scholes option-pricing model. Use of an option valuation model, as required by SFAS No. 123(R), “Accounting for Stock-Based Compensation”, includes subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant. The weighted average fair value of options granted during fiscal year 2007 is $0.19 per share.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors of Winner Medical Group Inc. has reviewed and discussed the Compensation Discussion and Analysis contained in this registration statement with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee: Horngjon Shieh, Larry Goldman and Richard B. Goodner.

Summary Compensation Table

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2007 received by the individual who served as the Company’s Chief Executive Officer as well as one individuals who served as our executive officer in 2005 and 2006 but resigned upon the closing of the reverse acquisition transaction, “Named Executive Officers”. The total compensation of other executive officers did not exceed $100,000 per year.

Name And Principal Position	Year	Salary (1) (3)	Bonus (1)	Stock Awards (1)	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation	All Other Compensation (2)	Total (1)
Jianquan Li, CEO and President	2007	77,823	51,882	-	-	-	-	-	129,705
Xiuyuan Fang, CFO, Vice President, and Treasurer	2007	35,799	23,995	-	-	-	-	-	59,794

(1) Salary, bonus amounts, stock awards and total compensation are reported in United States dollars.

(2) During fiscal year 2007, the executive officers of the Company were not granted any perquisites or other personal benefits other than an arrangement with Mr. Li and Mr. Fang to use a company car, and an arrangement with Mr. Fang to receive a household subsidy. The total value of this perquisite is less than $10,000, therefore we have not disclosed any amount in the Summary Compensation Table as permitted under Item 402(c)(2)(ix)(A).

(3) On August 20, 2005, the board of directors of our subsidiary, Winner Group Limited, declared a dividend to all shareholder of Winner Group Limited. As a stockholder, Mr. Li received such dividend in the amount of $1,352,515.72 and $504,315.90 from Winner Group Limited in fiscal year 2006 and fiscal year 2007.

Option Exercises and Stock Vested. None of our executive officers exercised any options during the last fiscal year, nor did any such officer hold any restricted stock that vested during the last fiscal year.

Compensation Committee Interlocks and Insider Participation

No executive officer of us served as a member of the compensation committee or the equivalent of another entity during fiscal year 2005, 2006 or 2007. No executive officer of us served as a director of another entity, other than affiliates of us, during fiscal year 2005, 2006 and 2007.

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

3 Mr. Jianquan Li and his wife, Ping Tse, hold a total of 36,084,527 shares of our Common Stock. Mr. Jianquan Li disclaims the power to vote and dispose of the 9,021,130 shares of our Common Stock owned by Ping Tse. Ping Tse disclaims the power to vote and dispose of the 27,063,397 shares of our Common Stock owned by Mr. Jianquan Li.

4 Barry Kitt is the sole officer of Pinnacle China Advisors, L.P. which is the general partner of Pinnacle China Fund, L.P. There are approximately 60 limited partners in Pinnacle China Fund, L.P. Mr. Kitt beneficially owned less than 10% as of September 30, 2006.

Item 13. Certain Relationships and Related Party Transactions.

During the years ended September 30, 2007, 2006 and 2005, the Company sold goods to Safe Secure Packing (Shenzhen) Co., Ltd. for US$1,740, nil and nil, respectively and purchased goods from it for US$491,463, US$1,319,939 and US$1,007,675, respectively. Mr. Jianquan Li, a director of the Company, has a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. during the periods. As of September 30, 2007, Mr. Jianquan Li sold all of his controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. to a third party.

During the years ended September 30, 2007, 2006 and 2005, we sold goods to Winner Medical & Textile (H.K.) Limited for US$809,168, US$988,895 and US$215,509 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of September 30, 2007, 2006 and 2005, the outstanding balance due from Winner Medical & Textile (H.K.) Limited were US$252,999, US$239,588 and US$116,804 respectively.

During the years ended September 30, 2007, 2006 and 2005, we sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$Nil, US$1,760 and US$83,013 respectively, and purchased goods from it for US$490,818, US$1,093,712, and US$444,553 respectively. As of September 30, 2007, 2006 and 2005, amount due from the equity investee was US$108,987, US$241,312 and US$Nil respectively.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei are unsecured, interest free and payable according to the trading credit terms. The amount due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and payable according to the trading credit terms.

Our independent directors approve the related party transactions based on their fiduciary duties under Nevada state law and based on the best interest of the company.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The fees in 2007 and 2006 for performing the Company’s audit for the fiscal years ended September 30, 2007 and 2006 were approximately $220,000 and $205,000, respectively. The fees in 2007 and in 2006 relating to the review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q during the fiscal years ended September 30, 2007 and 2006 were approximately $120,000 and $115,000, respectively.

Audit-Related Fees

The fees in 2007 and 2006 for audit-related services for the fiscal years ended September 30, 2007 and 2006 were approximately $0 and $0, respectively.

Tax Fees

The fees in 2007 and 2006 for tax services for the fiscal years ended September 30, 2007 and 2006 were approximately $0 and $20,565  respectively.

All Other Fees

Our independent auditor did not provide any services other than as described above under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” during the fiscal year ended September 30, 2007 and 2006.

Policy on Pre-Approval of Services

Our Board of Directors pre-approved all auditing services and non-audit services to be performed by the independent auditors during the fiscal year ended September 30, 2007.

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

Date: December 11, 2007

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

By:	/s/ Jianquan Li
Jianquan Li Chief Executive Officer, President and Chairman of the Board of the Directors (Principal Executive Officer) Dated: December 11 , 2007

By:	/s/ Xiuyuan Fang
Xiuyuan Fang Chief Financial Officer, Vice President, Treasurer and Director (Principal Accounting and Financial Officer) Dated: December 11, 2007

By:	/s/ Larry Goldman
Larry Goldman Director Dated: December 11, 2007

By:	/s/ Richard B. Goodner
Richard B. Goodner, Esq. Director Dated: December 11, 2007

By:	/s/ Horngjon Shieh
Dr. Horngjon Shieh Director Dated: December 11, 2007

WINNER MEDICAL GROUP INC.

Consolidated Financial Statements
For the years ended September 30, 2007, 2006 and 2005

WINNER MEDICAL GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Winner Medical Group Inc.

We have audited the accompanying consolidated balance sheets of Winner Medical Group Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winner Medical Group Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO McCabe Lo Limited

Hong Kong, December 11 , 2007

WINNER MEDICAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	6,377,488	4,319,579
Accounts receivable, less allowances for doubtful accounts of US$36,832 and US$20,347 at September 30, 2007 and 2006 respectively	11,279,810	7,513,013
Amounts due from affiliated companies	405,919	480,900
Inventories	11,483,442	11,329,520
Prepaid expenses and other current assets	6,631,492	6,182,472
Income taxes recoverable	94,698	7,533
Deferred tax assets	192,088	187,089
Total current assets	36,464,937	30,020,106

Property, plant and equipment, net	46,827,013	35,800,530
Investments in equity investees	1,425,550	1,062,135
Intangible assets, net	130,513	38,731
Prepaid expenses	246,578	224,391
Deferred tax assets	26,744	25,818
Total assets	85,121,335	67,171,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	12,781,595	5,437,050
Accounts payable	7,305,581	4,196,874
Accrued payroll and employee benefits	1,299,342	1,184,779
Customer deposits	362,900	269,965
Other accrued liabilities	1,990,871	2,379,849
Amount due to a shareholder	-	1,556
Amounts due to affiliated companies	41,809	203,999
Dividend payable	-	504,317
Income taxes payable	303,592	556,647
Total current liabilities	24,085,690	14,735,036

Deferred tax liabilities	22,857	21,707
Total liabilities	24,108,547	14,756,743

Commitments and contingencies

Minority interests	191,131	149,496

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 issued and outstanding September 30, 2007 - 44,677,171 shares; September 30, 2006 - 44,677,171 shares	44,677	44,677
Additional paid-in capital	30,260,547	30,237,197
Retained earnings	24,116,054	19,182,866
Statutory reserves	1,914,344	1,222,678
Accumulated other comprehensive income	4,486,035	1,578,054
Total stockholders’ equity	60,821,657	52,265,472
Total liabilities and stockholders’ equity	85,121,335	67,171,711

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2007	2006	2005
	US$	US$	US$

Net sales	70,280,960	63,873,058	58,357,129

Cost of sales	(52,869,597)	(46,335,354)	(42,059,663)
Gross profit	17,411,363	17,537,704	16,297,466

Other operating income, net	366,992	283,337	296,117
Selling, general and administrative expenses	(11,959,184)	(11,335,006)	(8,830,775)

Income from operations	5,819,171	6,486,035	7,762,808
Gain on disposal of a subsidiary	-	-	1,049,239
Interest income	72,650	54,772	12,009
Interest expenses	(408,123)	(266,934)	(470,776)
Equity in earnings of 50 percent or less owned persons	178,693	52,817	9,108
Income before income taxes and minority interests	5,662,391	6,326,690	8,362,388

Income taxes	15,015	(516,635)	(446,146)
Income before minority interests	5,677,406	5,810,055	7,916,242

Minority interests	(52,552)	19,239	(23,572)
Net income	5,624,854	5,829,294	7,892,670

Other comprehensive income
Foreign currency translation difference	2,907,981	857,313	720,741

Comprehensive income	8,532,835	6,686,607	8,613,411

Net income per share
- basic	0.13	0.14	0.21
- diluted	0.13	0.14	0.21

Weighted average common stock outstanding
- basic	44,677,171	43,053,212	36,991,105
- diluted	44,677,171	43,061,546	36,991,105

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2004	36,991,105	36,991	19,020,848	8,090,246	466,084	-	27,614,169
Net income	-	-	-	7,892,670	-	-	7,892,670
Foreign currency translation difference	-	-	-	-	-	720,741	720,741
Transfer to statutory reserves	-	-	-	(5,766)	5,766	-	-
Dividends	-	-	-	(1,872,750)	-	-	(1,872,750)
Balance at September 30, 2005	36,991,105	36,991	19,020,848	14,104,400	471,850	720,741	34,354,830
Shares issued for reverse takeover	1,562,271	1,562	1,089	-	-	-	2,651
Issuance of common stock	6,082,995	6,083	10,876,433	-	-	-	10,882,516
Issuance of employee stock	40,800	41	316,159	-	-	-	316,200
Stock options granted	-	-	22,668	-	-	-	22,668
Net income	-	-	-	5,829,294	-	-	5,829,294
Foreign currency translation difference	-	-	-	-	-	857,313	857,313
Transfer to statutory reserves	-	-	-	(750,828)	750,828	-	-
Balance at September 30, 2006	44,677,171	44,677	30,237,197	19,182,866	1,222,678	1,578,054	52,265,472
Stock options granted	-	-	23,350	-	-	-	23,350
Net income	-	-	-	5,624,854	-	-	5,624,854
Foreign currency translation difference	-	-	-	-	-	2,907,981	2,907,981
Transfer to statutory reserves	-	-	-	(691,666)	691,666	-	-
Balance at September 30, 2007	44,677,171	44,677	30,260,547	24,116,054	1,914,344	4,486,035	60,821,657

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended September 30,
	2007	2006	2005
	US$	US$	US$
Cash flows from operating activities
Net income	5,624,854	5,829,294	7,892,670
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	3,105,376	2,636,716	2,603,386
Impairment for property, plant and equipment	-	-	160,649
Amortization of intangible assets	6,276	5,063	4,078
Deferred tax	5,354	70,688	(27,309)
Gain on disposal of a subsidiary	-	(88,454)	(1,165,821)
(Gain)/loss on disposal of property, plant and equipment	9,944	(10,289)	178,548
Minority interests	52,552	(19,239)	23,572
Share of undistributed earnings in equity investees	(178,693)	(52,817)	(9,108)
Provision for stock based compensation expense	57,556	327,182	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3,368,780)	896,164	(2,612,217)
Amounts due from affiliated companies	108,261	(218,176)	73,863
Inventories	446,283	(609,907)	(1,754,970)
Prepaid expenses and other current assets	(121,491)	856,974	(1,516,580)
Income taxes recoverable	(86,766)	51,454	(1,856)
Non-current prepaid expenses	(10,299)	(182)	(127,282)
Notes payable	-	-	(370,727)
Accounts payable	2,886,369	625,850	903,778
Accrued payroll and employee benefits	51,797	8,059	372,046
Customer deposits	78,633	167,651	(43,861)
Other accrued liabilities	(549,260)	(112,998)	(439,848)
Amounts due to affiliated companies	(172,997)	(57,543)	26,591
Income taxes payable	(282,545)	(32,878)	170,744
Net cash generated from operating activities	7,662,424	10,272,612	4,340,346

Cash flows from investing activities
Purchase of property, plant and equipment	(12,088,215)	(11,180,904)	(5,666,278)
Proceeds from disposal of property, plant and equipment	129,892	220,298	210,161
Increase in intangible assets	(96,006)	(4,623)	(7,325)
Proceeds from disposal of a subsidiary, net of cash disposed	-	(39,004)	2,373,542
Investment in an equity investee	(184,722)	-	-
Decrease in prepaid expenses and other current assets	-	(2,672,686)	-
Net cash used in investing activities	(12,239,051)	(13,676,919)	(3,089,900)

Cash flows from financing activities
Proceeds from bank borrowings	18,809,343	6,621,689	7,661,699
Repayment of bank borrowings	(11,981,294)	(10,119,940)	(7,253,899)
Amounts due from affiliated companies	(7,804)	(143,209)	-
Amount due to a shareholder	(1,638)	(171,178)	(825,142)
Repayment of dividend payable	(531,034)	(1,411,886)	-
Issuance of common stock	-	11,062,647	-
(Repayment to) proceeds from minority interest	-	(792,101)	148,560
Net cash generated from (used in) financing activities	6,287,573	5,046,022	(268,782)

Effect of foreign currencies on cash flows	346,963	26,997	125,072

Net increase (decrease) in cash and cash equivalents	2,057,909	1,668,712	1,106,736
Cash and cash equivalents, beginning of year	4,319,579	2,650,867	1,544,131
Cash and cash equivalents, end of year	6,377,488	4,319,579	2,650,867

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	408,123	266,934	470,776
Income taxes	314,470	417,027	306,474

See accompanying notes to consolidated financial statements.

1. Organization and Basis of Preparation of Financial Statements

Winner Medical Group Inc. (formerly known as Las Vegas Resorts Corporation, HDH Industries, Inc. and Birch Enterprises, Inc.) (“Winner Medical” or “the Company”) was originally incorporated under the name Birch Enterprises, Inc. in the state of Nevada in August 1986. The Company was initially formed as a “blank check” entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity.

On September 14, 1987, the Company consummated a business combination transaction with Las Vegas Resort Investments whereby Las Vegas Resort Investments became a wholly owned subsidiary of the Company. Concurrent with this transaction, the Company changed its corporate name to Las Vegas Resorts Corporation. During 1989, the Company completed a public offering of the common stock pursuant to a Registration Statement on Form S-18 (Registration No. 33-10513-LA).

During September 1992 all of the Company’s operations ceased and, by July 31, 1993, Winner Medical had dissolved all subsidiaries and business operations. The Company had no active operations from then until December 16, 2005.

Winner Group Limited is a limited liability company registered under the laws of the Cayman Islands and was incorporated in Cayman Islands on April 8, 2003. In July 2005, Winner Group Limited, (subsequently became a subsidiary of the Company), entered into a financial advisory agreement with HFG International, Limited, HFG, pursuant to which HFG agreed to provide financial advisory and consulting services in facilitating the transaction by which Winner Group Limited would go public, which, among other things, included locating a proper shell company. In November 2005, HFG recommended Winner Medical Group Inc. to the management of Winner Group Limited and Winner Group Limited started negotiations with Winner Medical Group Inc. on a possible reverse acquisition transaction. Other than fees paid to HFG International, Limited pursuant to that certain Financial Advisory Agreement, no finder’s fees or other forms of consideration were paid by Winner Group Limited or the Company or the Company’s respective officers, directors or shareholders in connection with the share exchange.

On December 16, 2005, Winner Medical Group Inc. and Winner Group Limited entered into a share exchange agreement pursuant to which the stockholders of Winner Group Limited were issued 42,280,840 shares of Winner Medical Group Inc. common stock in exchange for all 1,143,000 shares of Winner Group Limited that were issued and outstanding as of December 16, 2005. In connection with the acquisition transaction, Winner Group Limited became the wholly owned subsidiary. Even though, from a legal perspective, Winner Medical Group Inc. was the acquirer in this transaction, Winner Group Limited is treated the acquirer from an accounting perspective.

Winner Group Limited is a technology-driven medical dressings and medical disposables manufacturer based in China. It became the wholly owned subsidiary in connection with the reverse acquisition transaction and is the holding company for all of the commercial operations.

On February 13, 2006, the Company amended the Articles of Incorporation to change the name from Las Vegas Resorts Corporation to Winner Medical Group Inc. Winner Medical changed the name to reflect the new business and to be similar to the names of the subsidiary companies.

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

Principles of consolidation- The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

Equity investments, in which the Company exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method. The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.

2. Summary of Significant Accounting Policies - Continued

Intangible assets- Trademarks are measured initially at cost and amortized on a straight-line basis over their estimated useful lives, which is on average ten years.

Cash and cash equivalents- Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Inventories-Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Trade accounts receivable- Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

Property, plant and equipment- Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciable amounts are net of expected residual value of assets. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land	Over the lease term
Buildings	10 - 30 years
Plant and machinery	10 - 12 years
Furniture, fixtures and equipment	5 - 8 years
Motor vehicles	5 - 8 years
Leasehold improvements	Over the lease term

Valuation of long-lived assets- The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Revenue recognition- The Company derives its revenue primarily from the sales of medical dressings and disposables. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.

Comprehensive income- Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of shareholders’ equity.

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended September 30, 2007, 2006 and 2005, shipping and handling costs expensed to selling expenses were US$4,891,760, US$4,055,053 and US$3,951,944 respectively.

Research and development costs- Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended September 30, 2007, 2006 and 2005, research and development costs expensed to operating expenses were approximately US$2,050,000, US$1,580,000 and US$855,000 respectively.

2. Summary of Significant Accounting Policies - Continued

Income taxes- Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation- The consolidated financial statements of the Company are presented in United States Dollars (“US$”). Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date. All transaction differences are recorded in the income statement.

The Company’s subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency. On consolidation, the financial statements of the Company’s subsidiaries in PRC are translated from RMB into US$ in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years. The exchange rate between the Renminbi and the US$ and used for the years ended September 30, 2007 and 2006 were RMB7.5108 to US$1 and RMB7.9087 to US$1, respectively. Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gain and losses resulting from foreign currency transactions are included in other comprehensive income.

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

Post-retirement and post-employment benefits- The Company’s subsidiaries contribute to a state pension scheme in respect of their PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Net income per share- Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the year. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

As of September 30, 2007, 2006 and 2005, basic and diluted net income per share calculated in accordance with SFAS No. 128, “Earnings Per Share”, are reconciled as follows:

	Year ended September 30,
	2007	2006	2005
	US$	US$	US$

Net income	5,624,854	5,829,294	7,892,670
Weighted average common shares outstanding
- basic	44,677,171	43,053,212	36,991,105
- diluted	44,677,171	43,061,546	36,991,105
Net income per share
- basic	0.13	0.14	0.21
- diluted	0.13	0.14	0.21

As of September 30, 2007, 8,333 and 20,000 potential common shares relating to options at the exercise price of US$9.25 and US$4.75 per share, respectively, and representing the total options granted, were excluded from the computations of diluted income per share as both exercise prices were higher than the average market price for the year ended September 30, 2007.

2. Summary of Significant Accounting Policies - Continued

Use of estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, asset impairment, depreciation and useful lives, taxes and contingencies. These estimates may be adjusted as more current information becomes available and any adjustment could be significant. Actual results could differ from those estimates.

Recent changes in accounting standards- In June 2006, the FASB ratified the consensus reached by EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3, includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-0 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The adoption of EITF 06-3 will only affect the Company’s classification in the consolidated statements of income.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position and results of operations or cash flow.

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

3. Inventories

Inventories by major categories are summarized as follows:

	September 30
	2007	2006
	US$
		US$
Raw materials	4,496,795	4,675,411
Work in progress	4,057,579	3,737,681
Finished goods	2,929,068	2,916,428
	11,483,442	11,329,520

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2007	2006
	US$	US$
At cost:
Leasehold land and buildings	27,246,287	18,989,527
Plant and machinery	23,867,086	16,588,114
Furniture, fixtures and equipment	1,493,883	1,622,077
Motor vehicles	824,712	742,248
Leasehold improvements	2,979,130	1,516,174
Total	56,411,098	39,458,140

Less: accumulated depreciation and amortization	(12,462,185)	(9,536,174)
Less: impairment on plant and machinery	(173,084)	(164,376)
Construction in progress	3,051,184	6,042,940
Net book value	46,827,013	35,800,530

All the land in the PRC is owned by the PRC government. The government, according to PRC laws, may grant to entities the right to use of land for a specified period of time (the period of the land used for ordinary industry is 50 years). Thus, all of the Company’s land purchased in the PRC is considered to be leasehold land and amortized on a straight-line basis over the respective term of the right to use the land.

Included in cost of the plant and machinery of the Company is a set of idle machineries amounting to US$714,998 against which total impairment provision of US$173,084 was made as of September 30, 2007.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress on September 30, 2007 represents machinery not yet put to use by the Company either under installation or quality inspection stages.

5. Credit Facilities and Pledged Assets

The Company’s subsidiaries in Shenzhen, Huang Gang, Tian Men, and Jing Men have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China, Huanggang Branch of Agricultural Bank of China, Tian Men Branch of the Industrial and Commercial Bank of China and Jing Men Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts. As of September 30, 2007 these facilities totaled RMB235,000,000, equivalent to US$31,288,278. The maturities of these facilities are generally up to August 31, 2008. The total unused credit lines as of September 30, 2007 was US$18,506,682. For bank loans obtained by other subsidiaries, there were no unused credit lines. The weighted average interest rates on short-term borrowings as of September 30, 2007 and 2006 were 6.63% and 5.52% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that at September 30, 2007, 2006 and 2005, leasehold land and buildings, plant and machinery with net book value of US$7,357,524, US$1,777,892 and US$3,790,720 respectively, have been pledged as collateral for the above facilities.

As of September 30, 2007 and 2006, the Company has the following short-term bank loans:

	September 30,
	2007	2006
	US$	US$

Bank loans repayable within one year	12,781,595	5,437,050

Original currency in Chinese Renminbi	96,000,000	43,000,000

Bank loans as of September 30, 2007 consist of the following:

				2007
Loan	Loan period	Interest rate	Secured by	US$

A	2007-01-23 to 2008-01-22	6.12%	Land use rights & buildings	1,997,124
B	2007-09-28 to 2008-09-27	7.29%	Land use rights & buildings	1,331,416
C	2007-05-17 to 2007-11-17	5.67%	Land use rights & buildings	798,850
D	2007-06-11 to 2007-12-11	5.85%	Land use rights & buildings	1,065,133
E	2007-07-02 to 2008-01-02	5.85%	Land use rights & buildings	798,850
F	2007-05-16 to 2008-02-15	6.39%	Property, plant& machinery	665,708
G	2007-09-24 to 2008-09-23	7.29%	Land use rights & buildings	665,708
H	2007-09-13 to 2008-09-12	7.02%	Land use rights & buildings	1,464,558
I	2007-09-30 to 2008-09-29	7.29%	Land use rights & buildings	1,997,124
J	2007-06-28 to 2008-06-27	6.57%	Land use rights & buildings	1,065,133
K	2007-08-10 to 2008-08-10	6.84%	Land use rights & buildings	931,991
				12,781,595

Bank loans as of September 30, 2006 consist of the following:

				2006
Loan	Loan period	Interest rate	Secured by	US$

A	2005-10-19 to 2006-10-13	5.58%	Land use rights & buildings	252,886
B	2005-10-20 to 2006-10-18	5.58%	Land use rights & buildings	505,772
C	2005-10-20 to 2006-10-17	5.58%	Land use rights & buildings	505,772
D	2005-10-20 to 2006-10-16	5.58%	Land use rights & buildings	505,772
E	2005-10-20 to 2006-10-12	5.58%	Land use rights & buildings	505,772
F	2006-6-12 to 2006-12-12	5.40%	Property, plant & machineries	632,215
G	2006-7-3 to 2007-1-3	5.40%	Property, plant & machineries	632,215
H	2006-8-14 to 2007-2-13	5.40%	Nil	632,215
I	2006-8-29 to 2007-2-28	5.58%	Property, plant & machineries	1,264,431
				5,437,050

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,
	2007	2006
	US$	US$

Value added tax receivable	2,309,399	993,456
Deferred expenditure	100,540	69,551
Advance to suppliers	562,566	1,010,270
Advance to plant and machinery vendors	2,631,944	2,672,686
Others	1,027,043	1,436,509
	6,631,492	6,182,472

7. Investments in Equity Investees

	September 30,
	2007	2006
	US$	US$

Investment cost of L+L Healthcare Hubei Co. Ltd.	1,045,130	1,045,130
Investment cost of Winner Medical Jordan Ltd.	184,722	-
Share of accumulated equity in earnings of 50 percent or less owned persons	195,698	17,005
	1,425,550	1,062,135

As of September 30, 2007, the Company holds a 40% equity interest in L+L Healthcare Hubei Co. Ltd. (“L+L”) in PRC (investment cost is US$1,045,130), and 35% equity interest in Winner Medical Jordan Ltd. in Jordan (investment cost is US$184,720). The Company originally owned 100% of L+L. On February 28, 2005, the Company disposed 60% of the interest in L+L to a third party at the consideration of US$2,400,000 with a gain of US$1,165,821. Accrued income tax related to the gain on disposal of investment is US$116,582. At the time of disposal, the accumulated loss shared by the Company was US$44,920. On 2007, the Company further invested an amount of US$184,722 to Winner Medical Jordan Ltd. representing 35% equity interest held during 2007. The share of equity in earnings of 50 percent or less owned persons during the year ended September 30, 2007, 2006 and 2005 was US$178,693, US$52,817 and US$9,108 respectively.

8. Intangible Assets

	September 30,
	2007	2006
	US$	US$

Patent	46,585	-
Trademark, cost	103,408	51,271
Less: accumulated amortization	(19,480)	(12,540)
Net book value	130,513	38,731

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30,
	2007	2006
	US$	US$

Transportation costs	245,251	315,437
Accrued expenses	609,758	706,692
Deposit received	52,281	83,653
Commission payable	-	326,457
Value added tax payable	241,168	281,512
Withholding tax payable	116,582	116,582
Other loans	-	59,167
Government subsidy receipt in advance	409,964	-
Others	315,867	490,349
	1,990,871	2,379,849

10. Income Taxes

United States
The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years. The applicable income tax rate for the Company for the years ended September 30, 2007 and 2006 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical International Trading Co., Ltd., a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company was subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The Company was dormant starting from November 2005. No provision for profits tax has been made as the subsidiary has no net assessable income for the year. The applicable statutory tax rate for the years ended September 30, 2007, 2006 and 2005 is 17.5%.

PRC

Enterprise income tax in PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit. All the subsidiaries of the Company in PRC have applied for the exemption from the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where the subsidiaries of the Company are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. The Company’s subsidiaries incorporated in PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle west of PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. On the other hand, for export-oriented enterprise, which exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

10. Income Taxes- Continued

In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Industries (Shenzhen) Co., Ltd. as a High- Technology Enterprise, which gives Winner Shenzhen a 50% tax exemption till 2009 and a 50% tax drawback from 2010 to 2011.

Foreign enterprises in PRC are also eligible for a refund of tax paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the government. The maximum tax deduction is 5 years. The subsidiaries in Shenzhen, Jingmen and Huang Gang have enjoyed this kind of tax exemption.

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

The provision for income taxes consists of the following:

	Year ended September 30,
	2007	2006	2005
	US$	US$	US$
Current tax
- PRC	204,900	445,947	473,455
- HK	(225,130)	-	-
Deferred tax	5,215	70,688	(27,309)
	(15,015)	516,635	446,146

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Year ended September 30,
	2007	2006	2005
	US$	US$	US$

Tax calculated at domestic statutory rate of 33%	1,868,875	2,114,437	2,759,588
Effect of different tax rates in various jurisdictions	(677,801)	(951,155)	(1,546,767)
Tax holidays and concessions	(687,812)	(689,291)	(639,032)
Tax refund	(171,468)	-	-
Tax effect of expenses not deductible for tax purpose	(1,105)	168,976	27,104
Tax effect of revenue not subject to tax	(90,650)	(156,085)	(170,701)
Tax effect of tax loss not utilized	-	-	12,197
(Over)/Under provision in previous year	(229,032)	10,249	-
Others	(26,022)	19,504	3,757
	(15,015)	516,635	446,146

10. Income Taxes- Continued

The amount of deferred tax assets recognized is as follows:

	September 30,
	2007	2006
	US$	US$

Deferred tax assets
Current: -
Future benefit of tax losses	145,580	116,707
Temporary differences in accrued liabilities	17,273	32,848
Temporary differences in inventories	29,235	37,534
	192,088	187,089

Non current: -
Temporary differences in property, plant and equipment	26,744	25,818

The amount of deferred tax liabilities recognized is as follows:

	September 30,
	2007	2006
	US$	US$
Non Current: -
Temporary differences in property, plant and equipment	22,857	21,707

11. Related Party Transactions

During the years ended September 30, 2007, 2006 and 2005, the Company sold goods to Safe Secure Packing (Shenzhen) Co., Ltd. for US$1,740, nil and nil, respectively and purchased goods from it for US$491,463, US$1,319,939 and US$1,007,675, respectively. Mr. Jianquan Li, a director of the Company, has a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. during the periods. As of September 30, 2007, Mr. Jianquan Li sold all of his controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. to a third party.

During the years ended September 30, 2007, 2006 and 2005, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$809,168, US$988,895 and US$215,509 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of September 30, 2007, 2006 and 2005, the outstanding balance due from Winner Medical & Textile (H.K.) Limited were US$252,999, US$239,588 and US$116,804 respectively.

During the years ended September 30, 2007, 2006 and 2005, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$Nil, US$1,760 and US$83,013 respectively, and purchased goods from it for US$490,818, US$1,093,712, and US$444,553 respectively. As of September 30, 2007, 2006 and 2005, amount due from the equity investee was US$108,987, US$241,312 and US$Nil respectively.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei are unsecured, interest free and payable according to the trading credit terms. The amount due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and payable according to the trading credit terms.

12. Stock-Based Compensation

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

12. Stock-Based Compensation- Continued

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions, are fully transferable and negotiable in a free trading market, to value its options under the independent director’s contract. Use of an option valuation model, as required by SFAS No. 123(R), “Accounting for Stock-Based Compensation”, includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.

	Year ended September 30,
	2007	2006	2005
	US$	US$	US$

Risk free interest rate	4.5%	4.5%	NA
Volatility	50.13%	107%	NA
Expected life (years)	3	3	NA
Dividends		-	NA
Weighted average fair value of options granted during the period	0.19	2.73	NA

In a contract signed on May 8, 2006, the Company agreed to grant to two of the independent directors each year non-qualified options for the purchase of up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date. These options shall be vested in equal installments on a quarterly basis over a one year period. Upon execution of the agreement, the Company granted a prorated amount of initial options of 2,500 each, to two of the independent directors. Such options might be adjusted from time to time as agreed by the parties. The Company uses the Black-Scholes option-pricing model, to value its options granted to the independent directors, and recorded the relating compensation expenses accordingly. As of September 30, 2006, a total of 8334 options have been granted, and accumulated compensation expenses of US$22,668 was recorded. On February 6, 2007, the Company further granted to two of the independent directors each, with non-qualified options for purchases up to 10,000 shares of the common stock. As of September 30, 2007, a total of 28,334 options have been granted, representing the total options from the period May 8, 2006 to September 30, 2007. The Company has recorded an amount of US$23,350 and US$22,668 in compensation expenses in the financial years 2007 and 2006 respectively.

A summary of option activity under the Plan as of September 30, 2007, and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years

Outstanding at October 1, 2006	8,334	9.25	1.58
Granted (from Oct 1, 2006 to Sep 30, 2007)	20,000	4.75	2.35
Exercised (from Oct 1, 2006 to Sep 30, 2007)	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2007	28,334	6.74	2.13

The Company had entered into a one year consulting agreement with Heritage Management Consultants, Inc., “Heritage” in 2005, pursuant to which Heritage would assist the Company in meeting its obligations as a U.S. publicly traded company. This agreement was subsequently replaced by another agreement that covered a specific period of one year commencing January 25, 2006. On May 30, 2006, the Company has further amended and superseded the two previous agreements with Heritage. Pursuant to the agreement, as amended, Heritage would assist the Company in meeting the obligations of a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 restricted shares of common stock of the Company, which would be delivered on or before July 31, 2006. No common stock was delivered to Heritage up to the end of September 30, 2007. As of January 25, 2007, the expiry date of the consulting service contract, the fair value of the 50,000 restricted shares based on the market price of US$4 per share was US$200,000. The total compensation expense of the consulting service was US$200,000, in which US$34,206 and US$165,794 representing the compensation expense recorded for the period from October 1, 2006 to January 24, 2007 and the period from January 25, 2006 to September 30, 2006, respectively

13. Commitments and Contingencies

Operating leases- The Company was obligated under operating leases requiring minimum rentals as follows:

US$
Year ending September 30,

2008	189,285
2009	128,889
2010	52,763
2011	-
Total minimum lease payments	370,937

Rental expenses under operating leases included in the income statement was US$266,382, US$150,911 and US$92,416 for the year ended September 30, 2007, 2006 and 2005 respectively.

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$2,618,063 as of September 30, 2007.

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

The Company has entered into several foreign currencies forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB during the year 2006. All these foreign currency forward contracts were realized before September 30, 2006 and net exchange loss totaling US$116,863 has been debited against selling, general and administrative expenses for the year then ended. There was no outstanding foreign currency forward contract as of September 30, 2007.

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

On May 30, 2006, the Company has further amended and superseded the two previous agreements with Heritage. Pursuant to the agreement, as amended, Heritage would assist the Company in meeting the obligations of a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 restricted shares of common stock of the Company, which would be delivered on or before July 31, 2006. The consulting service contract with Heritage expired on January 25, 2007, and the Company decided not to renew the contract. On September 30, 2007, the 50,000 restricted shares had not been issued yet

14. Stockholders’ Equity

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

15. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a range of 8%-20% of the average monthly salary, was US$356,113, US$321,899 and US$303,411 for the years ended September 2007, 2006 and 2005 respectively.

According to the Mandatory Provident Fund ("MPF") legislation regulated by the Mandatory Provident Fund Schemes Authority in Hong Kong, with effect from December 1, 2000, the Company is required to participate in a MPF scheme operated by approved trustees in Hong Kong and to make contributions for its eligible employees. The contributions borne by the Company are calculated at 5% of the salaries and wages (monthly contribution is limited to 5% of HK$20,000 for each eligible employee) as calculated under the MPF legislation. The expense related to the MPF in the years ended September 30, 2007, 2006 and 2005 amounted to US$Nil, US$154 and US$1,446 respectively.

16. Operating Risk

Concentrations of credit risk, major customers and suppliers-A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. The sales to this customer accounted for 19% and 22%, of the total net sales for the years ended September 30, 2007 and 2006, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were bad debt expense US$13,667 and US$25,789 during the years ended September 30, 2007 and 2006 respectively.

Interest rate risk-The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 5. Other financial assets and liabilities do not have material interest rate risk.

Credit risk-The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment. In order to reduce the risk of inability to collect the accounts receivables, the company entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which becomes effective April 28, 2007. A total of US$10 million of accounts receivables from our customers were covered under this insurance contract.

Foreign currency risk-Most of the transactions of the Company were settled in Renminbi and U.S. dollars. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of its RMB revenues, earnings and assets as expressed in U.S. dollar financial statements will decline. If RMB continues its appreciation against U.S. dollar, it will make the Company’s products more expensive and less competitive, thus sales may decline. The Company believes that the RMB will continue to appreciate against the US dollar, and the following strategies were implemented to reduce or limit the currency exchange risks:- (1) The Company is gradually requiring our European and Australian customers to settle their payments by Euro, British Pound, and Australian Dollar; (2) The Company asks for a currency exchange rate risk loss from some customers who use forward payment contracts; (3) The Company increases the import of raw materials from the US, such as cotton and packaging materials; (4) The Company raises the sales price of some products for some customers, and asked them to share the currency exchange rate loss.

17.  Statutory reserves

According to the laws and regulations in the PRC, the Company is required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxation but before dividend distribution based on the local statutory financial statements of the PRC subsidiaries prepared in accordance with the accounting principles and relevant financial regulations.

The Company’s wholly owned subsidiaries in the PRC is required to allocate at least 10% of its net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriations of enterprise expansion fund are determined at the discretion of its directors.

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

18. Geographical Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company's sales by geographic destination are analyzed as follows:

	Year ended September 30,
	2007	2006	2005
	US$	US$	US$

Europe	30,969,642	25,014,601	22,390,473
Japan	15,182,130	16,646,672	15,120,482
America	8,824,161	7,617,644	7,502,291
PRC	8,526,756	7,777,550	6,939,991
Others	6,778,271	6,816,591	6,403,892
Total net sales	70,280,960	63,873,058	58,357,129

EXHIBIT INDEX

Exhibit No.	Description

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

10.5	2006 Incentive Equity Plan [Incorporated by reference to Exhibit 10 to the registrant’s registration statement on Form S-8 filed on April 19, 2006]

10.6
Independent Director’s Contract, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Larry Goldman, CPA [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.7
Independent Director’s Contract, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Richard B. Goodner, Esq. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.8
Independent Director’s Contract, dated as of May 8, 2006, by and between Winner Medical Group Inc. Dr. Horngjon Shieh [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.9
Indemnification Agreement, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Larry Goldman, CPA [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.10
Indemnification Agreement, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Richard B. Goodner, Esq. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.11
Indemnification Agreement, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Dr. Horngjon Shieh [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.12
English translation of Employment Agreement, dated January 1, 2005, by and between Winner Industries (Shenzhen) Co., Ltd. and Nianfu Huo. [Incorporated by reference to Exhibit 10.61 to the registrant’s annual report on Form 10-K filed on December 19, 2006]

10.13	Registrant’s 2006 Equity Incentive Plan (as amended October 7, 2007) [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 11, 2006]

10.14
Registrant’s 2008-2009 Restricted Stock Unit Incentive Plan (as adopted October 7, 2007) [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 11, 2006]

14	Code of ethics, dated May 9, 2006. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 11, 2006]

21	List of subsidiaries of the registrant*

23.1	Consent of BDO McCabe Lo Limited

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith