Form 10-Q
period 2007-12-31
WINNER MEDICAL GROUP INC
filed 2008-02-13
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-16547

WINNER MEDICAL GROUP INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-0215298
(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,727,171

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three months ended December 31, 2007 and 2006

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F11

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
	2007	2007
	(Unaudited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	3,142,685	6,377,488
Accounts receivable, less allowances for doubtful accounts of US$41,988 and US$36,832 at December 31, 2007 and September 30, 2007, respectively	11,712,848	11,279,810
Amounts due from affiliated companies	468,164	405,919
Inventories	14,368,961	11,483,442
Prepaid expenses and other current assets	7,604,673	6,631,492
Income taxes recoverable	122,789	94,698
Deferred tax assets	197,510	192,088
Total current assets	37,617,630	36,464,937

Property, plant and equipment, net	49,173,346	46,827,013
Investment in an equity investee	1,450,079	1,425,550
Intangible assets, net	130,083	130,513
Prepaid expenses and deposits	255,894	246,578
Deferred tax assets	27,500	26,744
Total assets	88,654,532	85,121,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	14,105,224	12,781,595
Accounts payable	5,560,520	7,305,581
Accrued payroll and employee benefits	1,615,069	1,299,342
Customer deposits	370,820	362,900
Other accrued liabilities	2,257,280	1,990,871
Amounts due to affiliated companies	201,626	41,809
Income taxes payable	361,318	303,592
Total current liabilities	24,471,857	24,085,690

Deferred tax liabilities	23,502	22,857
Total liabilities	24,495,359	24,108,547

Commitments and contingencies

Minority interests	172,315	191,131

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 issued and outstanding December 31, 2007 – 44,727,171 shares; September 30, 2007 – 44,677,171 shares	44,727	44,677
Additional paid-in capital	30,591,747	30,260,547
Retained earnings	25,278,130	24,116,054
Statutory reserves	1,914,344	1,914,344
Accumulated other comprehensive income	6,157,910	4,486,035
Total stockholders’ equity	63,986,858	60,821,657
Total liabilities and stockholders’ equity	88,654,532	85,121,335

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended December 31
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$

Net sales	19,325,599	15,880,770

Cost of sales	(14,526,018)	(11,944,126)
Gross profit	4,799,581	3,936,644

Other operating income, net	51,551	103,639
Selling, general and administrative expenses	(3,583,820)	(2,501,626)

Income from operations	1,267,312	1,538,657
Interest income	10,478	5,662
Interest expense	(100,659)	(72,259)
Equity in earnings of 50 percent or less owned persons	24,529	56,546
Income before income taxes and minority interests	1,201,660	1,528,606

Income taxes	(64,857)	(28,399)
Income before minority interests	1,136,803	1,500,207

Minority interests	25,273	(5,637)
Net income	1,162,076	1,494,570

Other comprehensive income
Foreign currency translation difference	1,671,875	723,440

Comprehensive income	2,833,951	2,218,010

Net income per share
- basic	0.03	0.03
- diluted	0.03	0.03

Weighted average common stock outstanding
- basic	44,727,171	44,677,171
- diluted	44,852,550	44,685,504

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2006	44,677,171	44,677	30,237,197	19,182,866	1,222,678	1,578,054	52,265,472
Stock options granted	-	-	23,350	-	-	-	23,350
Net income	-	-	-	5,624,854	-	-	5,624,854
Foreign currency translation difference	-	-	-	-	-	2,907,981	2,907,981
Transfer to statutory reserves	-	-	-	(691,666)	691,666	-	-
Balance at September 30, 2007	44,677,171	44,677	30,260,547	24,116,054	1,914,344	4,486,035	60,821,657
Issuance of common stock	50,000	50	199,950	-	-	-	200,000
Restricted stock granted	-	-	131,250	-	-	-	131,250
Net income	-	-	-	1,162,076	-	-	1,162,076
Foreign currency translation difference	-	-	-	-	-	1,671,875	1,671,875
Balance at December 31, 2007	44,727,171	44,727	30,591,747	25,278,130	1,914,344	6,157,910	63,986,858

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	1,162,076	1,494,570
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	965,636	501,137
Amortization of intangible assets	4,113	1,287
Loss on disposal of property, plant and equipment	-	32,318
Minority interests	(25,273)	5,637
Share of undistributed earnings in an equity investee	(24,529)	(56,546)
Provision for stock based compensation expenses	131,250	29,704
Deferred tax	-	(249)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(114,621)	(930,477)
Amounts due from affiliated companies	(50,786)	167,913
Inventories	(2,561,356)	(2,080,238)
Prepaid expenses and other current assets	(785,982)	1,665,804
Income taxes recoverable	(25,418)	(26,007)
Non-current prepaid expenses and deposits	(2,356)	(2,871)
Notes payable
Accounts payable	(1,951,287)	664,861
Accrued payroll and employee benefits	279,048	146,433
Customer deposits	(2,324)	90,707
Other accrued liabilities	415,854	(716,764)
Amounts due to affiliated companies	158,636	118,207
Income taxes payable	49,156	(26,333)
Net cash generated from (used by) operating activities	(2,378,163)	1,079,093

Cash flows from investing activities
Purchase of property, plant and equipment	(1,978,222)	(4,724,971)
Proceeds from disposal of property, plant and equipment	-	2,041
Net cash used in investing activities	(1,978,222)	(4,722,930)

Cash flows from financing activities
Proceeds from bank borrowings	4,324,462	4,454,003
Repayment of bank borrowings	(3,375,004)	(2,926,916)
Amounts due to affiliated companies	-	(143,883)
Amount due to a stockholder	-	(1,574)
Dividend paid	-	(315,520)
Net cash generated from financing activities	949,458	1,066,110

Effect of exchange rate changes	172,124	360,137

Net (decrease) increase in cash and cash equivalents	(3,234,803)	(2,217,590)
Cash and cash equivalents, beginning of period	6,377,488	4,319,579
Cash and cash equivalents, end of period	3,142,685	2,101,989

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	163,596	72,258
Income taxes	41,165	76,753

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended December 31, 2007 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2007. The Company follows the same accounting policies in preparation of interim reports.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements”(SFAS 160). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect of SFAS 160 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. SFAS No. 141 (revised 2007) is effective for prospectively to business combinations for which the acquisition date is in on or after December 15, 2008. An earlier adoption is not permitted. The issuance of this Statement has no current impact on the Company.

4. Net Income Per Share

Net income per share- Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At December 31, 2007 and 2006, the basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

	Three months ended December 31
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Income for the period	1,162,076	1,494,570

Weighted average common stock outstanding	44,727,171	44,677,171

Net income per share	0.03	0.03

Diluted income per share

Income for the period	1,162,076	1,494,570

Weighted average common stock outstanding	44,727,171	44,677,171

Effect of dilution

Restricted shares	125,379	-
Options	-	8,333

Weighted average common stock outstanding	44,852,550	44,685,504

Net income per share	0.03	0.03

As of December 31, 2007, 8,333 and 20,000 potential common shares relating to options at the exercise price of US$9.25 and US$4.75 per share, respectively, and representing the total options granted, were excluded from the computations of diluted income per share as both exercise prices were higher than the average market price for the year ended December 31, 2007.

5. Inventories

Inventories by major categories are summarized as follows:

	December 31	September 30
	2007	2007
	(Unaudited)
	US$	US$
Raw materials	5,947,184	4,496,795
Work in progress	4,675,452	4,057,579
Finished goods	3,746,325	2,929,068
	14,368,961	11,483,442

6. Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes has been made as the Company has no taxable income for the first quarter and does not expect to have taxable income for the full year. The applicable income tax rate for the Company for the three months ended December 31, 2007 and 2006 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical International Trading Co., Ltd., a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company was subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The Company was dormant starting from November 2005 and it was deregistered in October 2007. The applicable statutory tax rate for the three months ended December 31, 2006 is 17.5%. No provision for profits tax has been made as the subsidiary has no net assessable income for those three months ended.

 PRC

Enterprise income tax in the PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit. All the subsidiaries of the Company in PRC have applied for the exemption from the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where the subsidiaries of the Company are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. The Company’s subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle west of PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. On the other hand, an export-oriented enterprise, which exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Industries (Shenzhen) Co., Ltd. as a High- Technology Enterprise, which gives Winner Shenzhen a 50% tax exemption till 2009.

Foreign enterprises in PRC are also eligible for a refund of tax paid for 40% of the purchase amount of domestic machinery in that year, if the enterprises income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the government. The maximum tax deduction is 5 years. The subsidiaries in Shenzhen, Jingmen and Huang Gang, have enjoyed this kind of tax exemption.

Foreign-invested enterprises in China are eligible for a refund of tax paid equal to 40% of the reinvestment of profit. Being an export originated and high-technology enterprise, Winner Shenzhen is eligible for a 100% tax refund for its reinvestment of profits. On the other hand, an export-oriented enterprise, which exports sales contributed over 70% of the total sales, can enjoy refund of 100% tax paid.

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors, income such as dividends and profits distribution to the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax.

6. Income Taxes - Continued

Starting in January 1, 2008, the enterprise income tax rate in the PRC will be adjusted to 25% from the previous rate of 33%. For an enterprise currently enjoying any tax benefits mentioned above, the benefits are still valid until 2012. The income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. Also, the new Enterprise Income Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to the standard rate of 25%. Consequently, the Company is not able to make a precise estimate of the financial effect of the new Enterprise Income Tax Law on its deferred tax assets and liabilities. The Company will continue to assess the impact on the Group’s results of operations and financial position of this change in enterprise income tax rates.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48). This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. The Company classified all interest and penalties related to tax uncertainties as income tax expense. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statue of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. On October 1, 2007, the Company had no uncertain tax positions which affected the Company’s consolidated financial position and results of operations or cash flow. There are no estimated interest costs and penalties provided in the Company’s financial statements for the three months ended December 31, 2007.

7. Related Party Transactions

During the three months ended December 31, 2007 and 2006, the Company purchased goods from Safe Secure Packing (Shenzhen) Co., Ltd. for US$Nil and US$340,052, respectively. Mr. Jianquan Li, director of Safe Secure Packing (Shenzhen) Co., Ltd. previously, sold all of his controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. in April 2007 to a third party. As of December 31, 2007, amount due to Safe Secure Packing (Shenzhen) Co., Ltd was Nil.

During the three months ended December 31, 2007 and 2006, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$Nil and US$15,754 respectively and purchased goods from it for US$259,481 and USD$301,271. As of December 31, 2007, amount due to the equity investee was US$46,573.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei are unsecured, interest free and payable according to the trading credit terms. Starting from 2006, the amount due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and payable according to the trading credit terms.

8. Stock-Based Compensation

Stock-Based Compensation - The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS No. 123(R)"), ''Share-based Payment'', which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

8. Stock-Based Compensation - Continued

	Three months ended December 31
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$

Risk free interest rate	4.5%	4.5%
Volatility	54.80%	93.93%
Expected life (years)	3	3
Dividends	-	-
Weighted average fair value of options granted during the period	0.50	1.73

In a contract signed on May 8, 2006, the Company agreed to grant to two of the independent directors each year non-qualified options for the purchase up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date. Starting from October 1, 2007, the Company and two of the independent directors further agreed to increase an amount of US$5,000 cash payment each, to substitute the option compensation terms agreed in the previous contracts. The options granted previously are still in effect. The compensation cost for the three months ended December 31, 2007 and 2006 are US$18,750 and US$32,940, respectively.

A summary of option activity under the Plan as of December 31, 2007, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years

Outstanding at October 1, 2006	8,334	9.25	1.58
Granted (from Oct 1, 2006 to Sep 30, 2007)	20,000	4.75	2.35
Exercised (from Oct 1, 2006 to Sep 30, 2007)	-	-	-
Forfeited or expired	-	-	-
Outstanding at October 1, 2007	28,334	6.74	2.13
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2007	28,334	6.07	1.88

The Company had entered into a one year consulting agreement with Heritage Management Consultants, Inc., “Heritage” in 2005, pursuant to which Heritage would assist the Company in meeting its obligations as a U.S. publicly traded company. This agreement was subsequently replaced by another agreement that covered a specific period of one year commencing January 25, 2006. On May 30, 2006, the Company has further amended and superseded the two previous agreements with Heritage. Pursuant to the agreement, as amended, Heritage would assist the Company in meeting the obligations of a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 shares of common stock of the Company, which would be delivered on or before July 31, 2006. As of January 25, 2007, the expiry date of the consulting service contract, the fair value of the 50,000 restricted shares based on the market price of US$4 per share was US$200,000. The common stock was issued to Heritage on November 18, 2007.

On October 7, 2007, the Board of Directors approved a 2008-09 Restricted Stock Unit Incentive Plan, the “2008-2009 Plan”, an equity incentive compensation program for fiscal years 2008 and 2009. This 2008-2009 Plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees, where a participant will be eligible to receive one share of our common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

8. Stock-Based Compensation - Continued

Following this incentive plan, the Company granted 1,000,000 units out of the total 1,200,000 authorized restricted stock on October 7, 2007. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011; if the target of corporate net income, annual sales objectives, and the participant’s individual performance objectives are fulfilled.

A summary of the restricted stock units activity under the Plan is as follows:

Number of units

Units outstanding at Oct 1, 2007	-
Granted	1,000,000
Exercised	-
Cancelled	-
Units outstanding at December 31, 2007	1,000,000

Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 5, 2007, which was $1.80 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award. The Company recorded share-based compensation expense of USD 131,250 for the quarter ended December 31, 2007.

9. Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
(Unaudited)

Nine months ending September, 2008	155,057
Years ending September 30
2009	132,559
2010	54,255
2011	-
Total minimum lease payments	341,871

Rental expenses under operating leases included in the statement of income were US$65,296 and US$52,508 for the three months ended December 31, 2007 and 2006, respectively.

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$745,178 and US$411,941 as of December 31, 2007 and 2006, respectively.

10. Stockholders’ Equity

Common Stock

In November 2007, the Company issued a total of 50,000 shares of common stock to Heritage Management Consultants, Inc. (“Heritage”), representing the share-based compensation to Heritage for the service obtained from January 25, 2006 to 2007. The total compensation expense of such consulting service was US$200,000, in which US$34,206 and US$165,794 representing the compensation expense recorded for the period from October 1, 2006 to January 24, 2007 and the period from January 25, 2006 to September 30, 2006, respectively.

11. Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. The sales to this customer accounted for 19% and 22%, of the total net sales for the three months ended December 31, 2007 and 2006, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were bad debt expense US$13,667 and US$25,789 during the three months ended December 31, 2007 and 2006, respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings are 6.92%. Other financial assets and liabilities do not have material interest rate risk.

Credit risk - The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment. In order to reduce the risk of inability to collect the accounts receivables, the company entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which became effective April 28, 2007. A total of US$10 million of accounts receivables from our customers were covered under this insurance contract.

Foreign currency risk - Most of the transactions of the Company were settled in Renminbi and U.S. dollars. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of its RMB revenues, earnings and assets as expressed in U.S. dollar financial statements will decline. If RMB continues its appreciation against U.S. dollar, it will make the Company’s products more expensive and less competitive, thus sales may decline. The Company believes that the RMB will continue to appreciate against the US dollar, and the following strategies were implemented to reduce or limit the currency exchange risks: (1) The Company raised the sales price of some products for some customers, and asked them to share the currency exchange rate loss. (2) As a percentage of total revenue, the sales revenue in China continues to increase. (3) The exchange rate between the RMB and the Euro, and the Australian Dollar is relatively stable, and some of the customers are from Europe, thus the Company is gradually requiring our European and Australian customers to settle their payments by Euro, British Pound, and Australian Dollar. (4)The Company shall increase import of raw materials from the US, such as cotton and packaging materials. (5) The Company asks to pay a currency exchange rate risk loss from some customers who use forward payment contracts.

12. Geographical Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company's sales by geographic destination are analyzed as follows:

	Three months ended December 31
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$

Europe	8,912,709	6,077,225
Japan	4,388,891	4,688,870
North and South America	2,409,335	1,374,100
PRC	2,624,695	2,258,660
Others	989,969	1,481,915
Total net sales	19,325,599	15,880,770

13. Post Balance Sheet Event

On June 29, 2007, the Labor Contract Law was adopted by the Standing Committee of the National People’s Congress of the PRC and will become effective from January 1, 2008. The new law covers changes and new requirements on employment contracts, contract termination, compensations, severance payment, employee records, handbook and manual formulation, seconded workers, oral contracts and part-time employees, etc. The Company is currently evaluating the impact of this law on its consolidated financial statements and is currently not yet in a position to determine such effects.

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

Overview

Winner Medical’s business operations consist of the research and development, manufacturing and marketing of medical dressings and medical disposables products. We have eight wholly-owned operating subsidiaries and three joint venture factories. We have established several integrated manufacturing and processing lines for our core products. Our product offerings include surgical dressings, dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products. We manufacture our products in China and sell them both in China and abroad in other countries and areas such as Japan, Germany, Italy, the Netherlands, the United Kingdom, Australia, France, South America, Africa, the Middle East and the United States.

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended December 31, 2007 and 2006, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Our Business Operations

Winner Medical’s present business operations commenced in February 1991 and involve the manufacture and marketing of our products primarily out of our facilities in China. We generate revenues through domestic (China) and foreign sale of a variety of medical dressings and medical disposables products, such as dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products. Nearly 88% of our products were sold to approximately 80 different countries outside China in fiscal year 2007. Based on the information reported by the China Chamber of Commerce for Import & Export of Medicines & Health Products, China exported $524 million of medical disposables products from January to October in 2006. Our total product export valued $56.1 million in fiscal year 2006 and accounted for approximately 10% of the total export value of medical dressings and medical disposables from China. According to the news reported on the PRC Ministry of Commerce's website, in the first 10 months of 2006, we were the largest exporter by volume in China in the medical dressing industry. Based on this market information, we believe we are the leading exporter of medical dressings and medical disposables products in China.

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

In addition, our subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, has commenced production of the new spunlace cotton nonwoven products, “PurCotton Products”. Finished PurCotton products for medical use include the 100% cotton nonwoven swab, sponges, and surgical drape. Application for patent covering the invention of spunlace cotton nonwoven process has been made in more than 30 countries. A patent is granted in China, patent number: ZL200510033147.1, and in Singapore, patent number: 200503941-7. The PurCotton product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Our patented manufacture process enables us to produce PurCotton at a lower cost than the woven cotton products, so we expect our new PurCotton products to gradually supersede our gauze products. We have already installed three manufacturing lines at Winner Huanggang. Currently, we are applying for industrial standards from the spunlace cotton nonwoven industry in China. We expect a successful application of the industrial standards will facilitate the sales of PurCotton products in the Chinese market. We also put great emphasis on innovating other new PurCotton products. We recently developed a special technique that could be applied to the PurCotton surgical gown products. With a special coat set on the 100% cotton nonwoven, the surgical gowns become liquid repellent, thus giving better protection to doctors while they perform operations. This invention is under patent application in China, and we expect to develop more value-added features with PurCotton products.

Currently, we are working on the marketing of the PurCotton Products. Our customers from the US, Japan, and Europe are doing factory and production system verification, and product quality testing. At the same time, we have sent finished PurCotton products - operation room towels and lap sponges to hospitals for testing and validation, but the approval process for these new products has taken longer than we originally expected, resulting in a delay of additional PurCotton product sales. During the three months ended December 31, 2007, revenue from these products reached approximately $0.23 million.

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

Also affecting our industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may result in restrictions on these products under environmental protection regulations which may negatively affect sales of these products. Moreover, such materials are non-biodegradable and exploit petroleum, a non-renewable energy resource. We believe this trend will benefit us in competing with our competitors because our new PurCotton products are primarily made of natural cotton, which is an environmentally friendly raw material, and our new nonwoven fabric manufacturing capabilities enable us to make our new products with natural cotton at lower costs.

We believe that there is a trend in our industry that is resulting in the geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries, such as China, where labor and manufacturing costs are generally lower. As a result of the lower cost structure and rapid development of the Chinese economy, more foreign multinational companies are entering the Chinese market to produce their goods as China emerges as part of the global production and supply chain. We anticipate that this trend of large multinational companies seeking to produce their products in China will benefit us, especially since our main business model is to act on an OEM basis. We provide our customers with customized products that are then sold by customers under their brand names. In addition, we are negotiating with several large companies in the industry in developed countries which intend to outsource some of their production lines to China.

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

We encounter significant competition from within China and throughout the world. Some of our competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets than we do. However, we believe that our China-based competitors have lower labor costs, but their products often lack diversity. With respect to our competitors located outside China, we believe that competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. Our competition in Europe and the U.S. may have a geographic advantage in the EU and U.S. markets, but we believe they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

This level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Results of Operations

Comparison for the Three Months Ended December 31, 2007 and 2006

The following table sets forth certain aspects of our income statement information for the three months ended December 31, 2007 and 2006.

(All amounts, other than percentages, in millions of U.S. dollars)

	THREE MONTHS ENDED 12/31/07		THREE MONTHS ENDED 12/31/06
Item	In Millions	As a Percentage	In Millions	As a Percentage
Sales revenue	19.33	100.00%	15.88	100.00%
Costs of goods sold	14.53	75.17%	11.94	75.19%
Other operating income, net (1)	0.05	0.26%	0.10	0.63%
Selling, general and administrative expenses	3.58	18.52%	2.50	15.74%
Interest expense	0.10	0.52%	0.07	0.44%
Interest income	0.01	0.05%	0.006	0.04%
Investment yields	0.02	0.10%	0.06	0.38%
Income tax	0.06	0.31%	0.03	0.19%
Minority interest	0.03	0.16%	0.006	0.04%
Net income	1.16	6.00%	1.49	9.38%

(1) Other operating income, net mainly consists of income from the sales of unused raw materials, sales of leftover materials, and the refund of taxes.

Sales Revenue

Sales revenue increased $3.45 million, or approximately 21.73%, to $19.33 million for the three months ended December 31, 2007 from $15.88 million for the three months ended December 31, 2006. This increase was mainly attributable to increased sales orders from customers with large orders, especially from European customers. The sales revenue to European customers was $8.91 million for the three months ended December 31, 2007, which is an increase of 46.55% compared to the same period last year.

After the equipment installation and adjustment, as well as the factory audit by customers, our PurCotton Products commenced small scale production of jumble rolls, and we have sent the finished PurCotton products for medical use - operation room tower and lap sponge to hospitals for testing and validation, but the approval process for these new products has taken longer than we originally expected, resulting in a delay of additional PurCotton products sales. During the three months ended December 31, 2007, revenue from these products reached approximately $0.23 million. We increased the sales and marketing input for PurCotton Products, and our focus is the Japanese, American , and Chinese markets.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sold our products for the three months ended December 31, 2007 and 2006. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in millions of U.S. dollars

	Three Months Ended on 12/31/07	Percentage of Total Revenues	Three Months Ended on 12/31/06	Percentage of Total Revenues
Europe	8.91	46.12%	6.08	38.27%
Japan	4.40	22.70%	4.69	29.53%
North America	2.41	12.48%	1.37	8.65%
China	2.62	13.58%	2.26	14.22%
Other	0.99	5.12%	1.48	9.33%
Total	19.33	100%	15.88	100%

Other Operating Income, net

Our other operating income, net, for the three months ended December 31, 2007, decreased $0.05 million to $0.05 million, from $ 0.1 million during the three months ended December 31, 2006. Other operating income, net mainly consists of income from sales of unused raw materials such as cotton and packing materials, sales of leftover materials, and tax refunds for reinvestment of profit, and government subsidies.

Cost of Goods Sold

Our cost of goods sold increased $2.59 million to $14.53 million for the three months ended December 31, 2007 from $11.94 million during the three months ended December 31, 2006. As a percentage of sales revenues, the cost of goods sold decreased to 75.17% in the three months ended December 31, 2007 from 75.19% in the three months ended December 31, 2006. The increase in cost of good sold was in line with the increase in sales revenue.

Gross Profits

Our gross profit increased $0.86 million to $4.80 million for the three months ended December 31, 2007 from $3.94 million for the three months ended December 31, 2006. Gross profit as a percentage of sales revenue was 24.84% for the three months ended December 31, 2007, as compared to 24.81% during the three months ended December 31, 2006.

Approximately 86% of our revenue is through export, and over 70% of our export is settled by USD, and almost all the costs are expensed in RMB, so the RMB appreciation against USD lowered our gross profit. On December 31, 2007 and 2006, the exchange rates were 7.3046 and 7.8074 respectively, an increase of 6.88%. However, we raised the sales price of some products for some customers, resulted in a slight increase in the gross profit margin.

Selling Expenses

Our selling expenses increased $0.49 million to $1.77 million for the three months ended December 31, 2007 from $1.28 million for the three months ended December 31, 2006. As a percentage of net revenues, our selling expenses increased to 9.16% for the three months ended December 31, 2007 from 8.09% for the three months ended December 31, 2006. The increase was primarily attributable to an increase in transportation costs, and increased sales and marketing expenses related to PurCotton products. For the three months ended December 31, 2007, the transportation cost is $1.27 million, or approximately 71.75% of total selling expense.

At present, we perform nearly all of our finished product manufacturing at our Shenzhen, China based manufacturing facilities. Our facilities in Hubei provide semi-finished products to the Shenzhen facilities, where the products are finished. We export our products to overseas markets from our Shenzhen facilities. Therefore, there are two important elements of transportation costs that affect us: one is the transportation cost between our Hubei production facilities and our Shenzhen production facilities, and the other is the shipping cost to export our products to destinations outside China. Our domestic land transportation expenses, i.e., transportation costs within China, were $0.21 million and $0.13 million in the three months ended December 31, 2007 and 2006, respectively. Our export transportation expenses were $1.06 million, 5.48% of total sales, and $0.75 million, 4.72% of total sales, in the three months ended December 31, 2007 and 2006, respectively. Our export transportation fees increased by $0.31 million from the three months ended December 31, 2006 to the three months ended December 31, 2007 or approximately 41.33%. This increase in the export transportation expenses was mainly due to an increase of unit transportation fee because of increased oil price.

Administrative Expenses

Our administrative expenses increased $0.59 million, or 48.36%, to $1.81 million for the three months ended December 31, 2007 from $1.22 million for the three months ended December 31, 2006. As a percentage of net revenues, administrative expenses increased to 9.36% for the three months ended December 31, 2007 from 7.67% for the three moths ended December 31, 2006. This increase was primarily attributable to (1) 1 million shares of restricted stocks were granted to our management and employees pursuant to the Company’s stock incentive plan on October 8, 2007, the apportion of expenses for the three months ended December 31, 2007 was approximately $0.13 million, (2) compared with the same period last year, an increase in research and development expense of approximately $0.17 million for the three months ended December 31, 2007, and (3) commencement of small scale production by our subsidiary factory, Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, which produces PurCotton Products, in the first fiscal quarter of 2008. In the same period last year, Winner Huanggang was under construction. The related administrative expenses in the factory of Winner Huanggang for the three month ended December 31, 2007 increased approximately $ 0.14 million compared to the same period last year.

Interest Expense

Interest expense increased to approximately $0.1 million, 0.52% of total revenue, for the three months ended December 31, 2007 as compared to approximately $0.07 million, 0.46% of total revenue, for the same period of 2006, an increase of approximately $0.03 million or 42.86%. Our interest expense relates to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage increase of interest expense was mainly due to (1) the comparatively high average outstanding balance of bank loans as our outstanding bank loans increased to approximately $14.11 million as of December 31, 2007 compared with approximately $7.04 million as of December 31, 2006, and (2) an increase of interest rates. On December 31, 2007 and 2006, the interest rate for RMB bank loans with a term of 6-12 months was 7.47% and 6.12%, respectively.

Income taxes

Enterprise income tax in the PRC is generally charged at 33%, of which 30% is for national tax and 3% is for local tax, of assessable profit. All our subsidiaries in the PRC have applied for exemption from the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where our subsidiaries are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24%, respectively. Our subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on their taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, our subsidiaries are fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle-west region of the PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. On the other hand, an export-oriented enterprise, whose exports sales contributed over 70% of the total sales, can enjoy a lower tax rate of 10%.

Foreign enterprises in the PRC are eligible for a tax refund of 40% of the purchase price of domestic machinery in that year, if the enterprise income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the Chinese government. The maximum tax deduction is 5 years. For example, our subsidiaries of Winner Industries (Shenzhen) Co., Ltd., Hubei Winner Textiles Co., Ltd., and Winner Medical (Huanggang) Co., Ltd. can enjoy this tax exemption.

Foreign-invested enterprises in China are eligible for a tax refund equal to 40% of their reinvestment of profits. As an export originated and high-technology enterprise, our subsidiary Winner Industries (Shenzhen) Co., Ltd. is eligible for a 100% tax refund for its reinvestment of profits. In addition, export-oriented enterprises whose export sales contribute over 70% of their total sales can receive a 100% refund of the taxes paid.

In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Shenzhen as a High- Technology Enterprise, which gives Winner Shenzhen a 50% tax exemption till 2009.

Starting in January 1, 2008, the enterprise income tax rate in the PRC will be adjusted to 25% from the previous 33%. For a foreign enterprise currently enjoying full tax exemptions and 50% tax exemptions mentioned above, those exemptions are still valid until 2012. The income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. The Company will continue to assess the impact on the Group’s results of operations and financial position of this change in enterprise income tax rates.

Our income tax provision for the three months ended December 31, 2007 increased $36,458 to $64,857 from $28,399 for the three months ended December 31, 2006.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $25,273 and ($5,637) in the three months ended December 31, 2007 and 2006, respectively, reflecting the minority interests held by third parties in one of our subsidiary, 40% in Shanghai Winner Medical Apparatus Co., Ltd..

Net income (profit after taxes)

Net income decreased to approximately $1.16 million for the three months ended December 31, 2007 as compared to approximately $1.49 million for the same period of 2006, a decrease of approximately $0.33 million or approximately 22.15%. This decrease is mainly attributable to: (1) commencement of small scale production by our subsidiary, factory of Winner Huanggang, which produces PurCotton Products, in the first fiscal quarter of 2008. The relative high fixed expenses such as depreciation, employee salaries, training expenses, etc. resulted in a net loss of approximately $0.23 million for the three months ended December 31, 2007. In the same period last year, Winner Huanggang was under construction, the net loss was approximately $0.05 million. As a result, compared with the same period last year, the net loss in the factory of Winner Huanggang increased $0.18 million for the three months ended December 31, 2007. (2) An approximately $0.32 million increase in the sales and marketing expense related to PurCotton Products, and the research and development expense related to the PurCotton finished products for the three months ended December 31, 2007 from the same period last year. (3) 1 million shares of restricted stocks were granted to our management and employees pursuant to the Company’s stock incentive plan on October 7, 2007, the apportion of expenses for the three months ended December 31, 2007 was approximately $0.13 million.

Foreign Currency Translation Differences

There was an increase in foreign currency translation difference, equal to approximately $1.67 million and $0.72 million in the three months ended December 31, 2007 and 2006, respectively. On July 21, 2005, China reformed its foreign currency exchange policy to adopt floating RMB exchange rates. On December 31, 2007 and 2006, the exchange rates of RMB against U.S. dollar were 7.3046 and 7.8074 respectively; the appreciation over calendar year 2007 was 6.88%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for the three months ended December 31, 2007 and 2006. In the three months ended December 31, 2007, the exchange rates of 7.3046, 8.277 and 7.4074 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 7.8074, 8.277 and 7.8581 in the three months ended December 31, 2006, respectively.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $3.14 million.

Cash Flow

	Three Months Ended December 31,
	2007	2006
	(in thousands)

Net cash provided by (used in) operating activities	(2,378)	1,079
Net cash (used in) investing activities	(1,978)	(4,723)
Net cash provided by financing activities	949	1,066
Effect of exchange rate changes on cash and cash equivalents	172	360
Net increase (decrease) in cash and cash equivalent	(3,235)	(2,218)
Cash and cash equivalents at the beginning of period	6,377	4,320
Cash and cash equivalents at the end of period	3,143	2,102

Operating Activities:

Net cash used in operating activities was $2.38 million for the three months ended December 31, 2007, as compared to $1.08 million net cash provided by operating activities for the same period in 2006. The decrease of cash provided by operating activities was mainly due to the increase in inventory and the decrease in account payables. For the purchasing of the primary raw material, cotton, we usually have a large storage each year based on the forecast of the future cotton price. In the three months ended December 31, 2007, based on the management’s judgment on the future cotton price, we purchased large amount of cotton from Chinese suppliers, which results the increase in inventory. The account payables decreased was attributable to the payment method to Chinese suppliers is cash on delivery.

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities for the three months ended December 31, 2007 was $1.98 million, a decrease of $2.74 million in net cash used in investing activities from the $4.72 million in the same period of 2006 due to the decreased purchase of property, plant and equipment in Huanggang Winner.

Financing Activities:

Net cash provided by financing activities in the three months ended December 31, 2007 totaled $0.95 million as compared to $1.07 million used in financing activities in the same period of 2006.

Our debt to asset ratio was 27.78% as of December 31, 2007. We plan to maintain our debt to asset ratio below 40%, with an increase in long-term loans and a decrease in short-term loans. We believe that we currently maintain a good business relationship with each of the banks with whom we have loans, as identified in the table below.

As of December 31, 2007, we have loans with Chinese banks totaling $14.11 million. These loans have annual interest rates ranging from 6.12%-7.29%.

Bank loans as of December 31, 2007

			Interest		Balance as of December 31, 2007
Loan	Bank	Loan period	rate	Secured by	US$
A	Shenzhen Industrial and Commercial Bank of China	11-29-2007 to 09-27-2008	7.29%	Land use rights & buildings	1,369,000
B	Shenzhen Industrial and Commercial Bank of China	09-28-2007 to 09-27-2008	7.29%	Land use rights & buildings	1,369,000
C	Shenzhen Industrial and Commercial Bank of China	11-26-2007 to 09-27-2008	7.29%	Land use rights & buildings	1,369,000
D	Shenzhen Industrial and Commercial Bank of China	01-23-2007 to 01-22-2008	6.12%	Land use rights & buildings	1,369,000
E	China Merchants Bank, Shenzhen Branch	12-17-2007 to 03-29-2008	6.42%	Land use rights & buildings	278,320
F	Jing Men Industrial and Commercial Bank of China	05-16-2007 to 02-15-2008	6.39%	Land use rights & buildings	684,500
G	Tian Men Industrial and Commercial Bank of China	09-24-2007 to 09-23-2008	7.29%	Land use rights & buildings	684,500
H	Tian Men Industrial and Commercial Bank of China	09-13-2007 to 09-12-2008	7.02%	Land use rights & buildings	1,505,900
I	Agricultural Bank of China, Huanggang Branch	06-28-2007 to 06-27-2008	6.57%	Land use rights & buildings	1,095,200
J	Agricultural Bank of China, Huanggang Branch	08-10-2007 to 08-09-2008	6.84%	Land use rights & buildings	958,300
K	Huanggang Industrial and Commercial Bank of China	09-30-2007 to 09-29-2008	7.29%	Land use rights & buildings	2,053,504
L	Huanggang Industrial and Commercial Bank of China	10-16-2007 to 01-14-2008	6.48%	Land use rights & buildings	1,369,000
		Total			14,105,224

We had bank credit facilities of approximately $29.16 million from Chinese commercial banks. As of December 31, 2007, we have $14.11 million banks loans with Chinese commercial banks, and have approximately $15.05 million bank credit facilities available from five commercial banks, consisting of approximately $2.47 million from Shenzhen Industrial and Commercial Bank of China, approximately $7.93 million from Shenzhen Branch of China Merchants Bank, approximately $3.42 million from Huanggang Branch of the Industrial and Commercial Bank of China, approximately $0.55 million from Tianmen Branch of the Industrial and Commercial Bank of China, and approximately $0.41 million from Jinmen Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by our real estate and other assets. These revolving lines of credit allow the Company to make short time loans repeatedly, and the banks re-evaluate our credit lines annually. These bank credits enable us to utilize short time loans and enjoy a lower interest expense compared with long-term loans.

We believe that our currently available working capital, after taking into account the credit facilities referred to above, short-term investments and future cash provided by operating activities will be sufficient to meet our operations at our current level and working capital and capital expenditure needs over the next few months. Our future capital requirements will depend on many factors, including our rate of revenue growth, expansion of our marketing and sales activities, timing and extent of spending to support product development efforts and expansion into new territories, timing of new products or services introductions, timing of enhancements to existing products and services and timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

•
Revenue Recognition–The Company derives its revenue primarily from the sales of medical dressings and disposables. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.

•
Inventory –Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw material, direct labor and overhead associated with the manufacturing process.

•
Trade accounts receivable–Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

•
Property, plant and equipment–Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land	Over the lease term

Buildings	10 - 30 years

Plant and machinery	10 - 12 years

Furniture, fixtures and equipment	5 - 8 years

Motor vehicles	5 - 8 years

Leasehold improvements	Over the lease term

•
Income taxes–Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically six or twelve months and interest rates are subject to change upon renewal. During calendar years 2006 and 2007, the People’s Bank of China, the central bank of China, increased the interest rate of RMB bank loans six times - on April 28, 2006, on August 19, 2006, on March 18, 2007, May 19, 2007, July 21, 2007, August 22, 2007, September 15, 2007, and December 21, 2007. Since December 21, 2007, the new interest rates are 6.57% and 7.47% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.22% and 5.58%, before April 28, 2006. The change in interest rates has no impact on our bank loans that were entered into prior to April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at September 30, 2007 would decrease net income before provision for income taxes by approximately $0.14 million for the three months ended December 31, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar and the majority of our revenues will be settled in RMB and U.S. dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.5% fluctuation. In July 21, 2005, China reformed its foreign currency exchange policy, resulted an appreciation of RMB against USD by 2.1 % during a very short period of time. As of December 31, 2007 the accumulated appreciation of RMB against U.S. dollar is approximately 11.75%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against the U.S. dollar, it will make our sale prices more expensive, thus our sales may decline. The Company believes that the RMB will continue to appreciate against the US dollar, thus we currently implemented the following strategies to reduce or limit the currency exchange risks. (1) We raised the sales price of some products for some customers, and asked them to share the currency exchange rate loss. (2) As a percentage of total revenue, the sales revenue in China continues to increase. (3) The exchange rate between the RMB and the Euro, and the Australian Dollar is relatively stable, and some of our customers are from Europe, thus we are gradually requiring our European and Australian customers to settle their payments by Euro, British Pound, and Australian Dollar. (4)We shall increase import of raw materials from the US, such as cotton and packaging materials. (5) We ask to pay a currency exchange rate risk loss from some customers who use forward payment contracts.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Based on the information disclosed by National Bureau of Statistics of China, for calendar year 2007, the Consumer Price Index in China increased 4.8%, compared with the same period last year. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of December 31, 2007, our disclosure controls and procedures were effective at that reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

 * filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 13, 2008

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

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith