Form 10-K/A
period 2007-09-30
WINNER MEDICAL GROUP INC
filed 2008-02-20
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

This Annual Report on Form 10-K/A (Amendment No. 1) is being filed by Winner Medical Group Inc. Company ("we," "us" or the "Company") to amend the Company's Annual Report on Form 10-K for the period ended September 30, 2007 that was initially filed with the Securities and Exchange Commission (the "SEC") on December 11, 2007 (the "Original Report"). The changes made to the Original Report are as follows: (1) Part III Item 12 has been amended to add disclosure of the beneficial ownership of our common stock; (2) Part II Item 7 has been amended to correct a typo on page 30 under “Interest Expenses”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amended Items have been amended and restated in their entirety. In addition, new certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1, and 32.2.

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

Interest Expenses

Interest expenses increased to approximately $0.41 million, 0.58% of the total revenue, for the year ended September 30, 2007 as compared to approximately $0.27 million, 0.42% of total revenue, for the same period of 2006, an increase of approximately $0.14 million or 51.85%. Our interest expenses related to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage decrease of interest expense was mainly attributable to the increase of the total amount of the bank loans. In the year ended September 30, 2007, the bank loans increased $7.34 million, compared with the year ended September 30, 2006.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding beneficial ownership of our common stock as of November 26 , 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]	Percent of Class[2]
Common Stock $0.001 par value	Jianquan Li [3] Ping Tse [3] 6-15D, Donghai Garden, Futian District, Shenzhen, China	CEO, President and Director	36,084,527	80.77%
Common Stock $0.001 par value	Xiuyuan Fang Room 5B Building 2 Jun’an Garden, Futian District, Shenzhen City, Guangdong Province, China	CFO, Vice President, Treasurer and Director	464,512	1%
Common Stock $0.001 par value	Larry Goldman 5 Victory Road, Suffern, NY 10901	Director	0	*
Common Stock $0.001 par value	Richard B. Goodner, Esq. 6608 Emerald Drive Colleyville, Texas 76034	Director	0	*
Common Stock $0.001 par value	Dr. Horngjon Shieh Flat 37B, Tower 3 The Victoria Towers 188 Canton Road, TST Kowloon, Hong Kong	Director	0	*
Common Stock $0.001 par value	Jiagan Chen No.25 Zhazhu Front Road, Wuchang District, Wuhan City, China	Vice President of Project Management	24,789	*
Common Stock $0.001 par value	Nianfu Huo Hai Yi Wan Pan, No. 333 Jin Tang Road, Tang Jia Wan Zhuhai, China 519000	Senior Vice President of Winner Group Limited and General Manager of Winner Zhuhai	174,524	*
Common Stock $0.001 par value	Pinnacle China Fund, L.P. [4] 4965 Preston Park Blvd. Suite 240, Plano, Texas 75093		3,614,124	8.1%
Common Stock $0.001 par value	All officers and directors as a group (8 persons named above)		36,748,352	82.25%
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

Date: February 20, 2008

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

By:	/s/ Jianquan Li
Jianquan Li Chief Executive Officer, President and Chairman of the Board of the Directors (Principal Executive Officer) Dated: February 20, 2008

By:	/s/ Xiuyuan Fang
Xiuyuan Fang Chief Financial Officer, Vice President, Treasurer and Director (Principal Accounting and Financial Officer) Dated: February 20, 2008

By:	/s/ Larry Goldman
Larry Goldman Director Dated: February 20, 2008

By:	/s/ Richard B. Goodner
Richard B. Goodner, Esq. Director Dated: February 20, 2008

By:	/s/ Horngjon Shieh
Dr. Horngjon Shieh Director Dated: February 20, 2008

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