Form 10-Q
period 2008-03-31
WINNER MEDICAL GROUP INC
filed 2008-05-13
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

86-755) 28138888
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,727,171

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC. Condensed Consolidated Financial Statements (Unaudited) For the three and six months ended March 31, 2008 and 2007

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F13

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31	September 30
2008	2007
(Unaudited)
US$	US$
ASSETS

Current assets:
Cash and cash equivalents	2,509,307	6,377,488
Accounts receivable, less allowances for doubtful accounts of US$51,457 and US$36,832 at March 31, 2008 and September 30, 2007, respectively	10,533,030	11,279,810
Amounts due from affiliated companies	577,875	405,919
Inventories	16,414,785	11,483,442
Prepaid expenses and other current assets	3,937,995	6,631,492
Income taxes recoverable	145,771	94,698
Deferred tax assets	302,036	192,088
Total current assets	34,420,799	36,464,937

Property, plant and equipment, net	55,670,119	46,827,013
Investment in an equity investee	1,448,808	1,425,550
Intangible assets, net	131,096	130,513
Prepaid expenses and deposits	269,572	246,578
Deferred tax assets	43,661	26,744
Total assets	91,984,055	85,121,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	14,964,203	12,781,595
Accounts payable	5,268,486	7,305,581
Accrued payroll and employee benefits	1,341,173	1,299,342
Customer deposits	510,641	362,900
Other accrued liabilities	1,817,447	1,990,871
Amounts due to affiliated companies	345,799	41,809
Income taxes payable	184,621	303,592
Total current liabilities	24,432,370	24,085,690

Deferred tax liabilities	40,765	22,857
Total liabilities	24,473,135	24,108,547

Commitments and contingencies

Minority interests	154,587	191,131

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 issued and outstanding March 31, 2008 - 44,727,171 shares; September 30, 2007 - 44,677,171 shares	44,727	44,677
Additional paid-in capital	30,722,997	30,260,547
Retained earnings	25,848,358	24,116,054
Statutory reserves	1,914,344	1,914,344
Accumulated other comprehensive income	8,825,907	4,486,035
Total stockholders’ equity	67,356,333	60,821,657
Total liabilities and stockholders’ equity	91,984,055	85,121,335

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31		Six months ended March 31
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Net sales	17,888,303	15,117,911	37,213,902	30,998,681

Cost of sales	(13,936,502)	(11,745,435)	(28,462,520)	(23,689,561)
Gross profit	3,951,801	3,372,476	8,751,382	7,309,120

Other operating (loss) income, net	(150,880)	207,912	(99,329)	311,551
Selling, general and administrative expenses	(3,341,351)	(2,527,498)	(6,925,171)	(5,029,124)

Income from operations	459,570	1,052,890	1,726,882	2,591,547
Interest income	8,259	4,647	18,737	10,308
Interest expense	(138,206)	(105,102)	(238,865)	(177,361)
Equity in earnings of 50 percent or less owned persons	(564)	28,999	23,965	85,545
Income before income taxes and minority interests	329,059	981,434	1,530,719	2,510,039

Income taxes	223,441	224,551	158,584	196,152
Income before minority interests	552,500	1,205,985	1,689,303	2,706,191

Minority interests	17,728	(15,110)	43,001	(20,747)
Net income	570,228	1,190,875	1,732,304	2,685,444

Other comprehensive income
Foreign currency translation difference	2,667,997	525,374	4,339,872	1,248,814

Comprehensive income	3,238,225	1,716,249	6,072,176	3,934,258

Net income per share
- basic	0.01	0.03	0.04	0.06
- diluted	0.01	0.03	0.04	0.06

Weighted average common stock outstanding
- basic	44,727,171	44,636,371	44,727,171	44,677,171
- diluted	44,864,313	44,636,371	44,864,313	44,691,329

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2006	44,677,171	44,677	30,237,197	19,182,866	1,222,678	1,578,054	52,265,472
Stock options granted	-	-	23,350	-	-	-	23,350
Net income	-	-	-	5,624,854	-	-	5,624,854
Foreign currency translation difference	-	-	-	-	-	2,907,981	2,907,981
Transfer to statutory reserves	-	-	-	(691,666)	691,666	-	-
Balance at September 30, 2007	44,677,171	44,677	30,260,547	24,116,054	1,914,344	4,486,035	60,821,657
Issuance of common stock	50,000	50	199,950	-	-	-	200,000
Restricted stock granted	-	-	262,500	-	-	-	262,500
Net income	-	-	-	1,732,304	-	-	1,732,304
Foreign currency translation difference	-	-	-	-	-	4,339,872	4,339,872
Balance at March 31, 2008	44,727,171	44,727	30,722,997	25,848,358	1,914,344	8,825,907	67,356,333

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	1,732,304	2,685,444
Adjustment to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	1,971,170	1,513,939
Amortization of intangible assets	8,272	1,826
Loss on disposal of property, plant and equipment	46,107	123,033
Minority interests	(43,001)	20,747
Share of undistributed earnings in an equity investee	(23,965)	(85,545)
Provision for stock based compensation expenses	262,500	54,105
Deferred tax	(95,226)	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,537,122	273,099
Amounts due from affiliated companies	(143,514)	-
Inventories	(4,126,733)	147,506
Prepaid expenses and other current assets	3,158,146	(1,493,306)
Income taxes recoverable	(44,438)	1,982,833
Non-current prepaid expenses and deposits	(5,717)	(23,488)
Notes payable		(2,602)
Accounts payable	(2,548,975)	(69,467)
Accrued payroll and employee benefits	(49,209)	(29,156)
Customer deposits	122,314	(75,701)
Other accrued liabilities	(98,907)	(811,424)
Amounts due to affiliated companies	301,060	(41,556)
Income taxes payable	(140,242)	(328,471)
Net cash generated from operating activities	1,819,068	3,841,816

Cash flows from investing activities
Purchase of property, plant and equipment	(7,509,676)	(6,695,299)
Proceeds from disposal of property, plant and equipment	-	15,895
Net cash used in investing activities	(7,509,676)	(6,679,404)

Cash flows from financing activities
Proceeds from bank borrowings	11,815,564	8,310,428
Repayment of bank borrowings	(10,572,035)	(5,497,667)
Amounts due to affiliated companies	-	(3,231)
Amount due to a stockholder	-	(1,591)
Dividend paid	-	(515,695)
Net cash generated from financing activities	1,243,529	2,292,244

Effect of exchange rate changes on cash balance	578,898	457,892

Net (decrease) in cash and cash equivalents	(3,868,181)	(87,452)
Cash and cash equivalents, beginning of period	6,377,488	4,319,579
Cash and cash equivalents, end of period	2,509,307	4,232,127

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	319,621	177,361
Income taxes	122,685	134,053

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the six months ended March 31, 2008 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2007. The Company follows the same accounting policies in preparation of interim reports.

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2. Description of Business

The principal activities of the Company and its subsidiaries consist of manufacturing and trading of medical dressings and medical disposables and research and development. All activities of the Group are principally conducted by subsidiaries operating in the People’s Republic of China (“PRC”).

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

In February 2008, the FASB issued FASB Staff Position (“FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Examples or items to which the deferred would apply include, but are not limited to:

-
Non-financial assets and non-financial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (non-recurring fair value measurements);

-
Reporting units measured at fair value in the first set of a goodwill impairment test and non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value);

-
Indefinite-lived intangible assets measured at fair value for impairment assessment (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value);

-	Long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements); and

-	Liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

The Company does not expect the adoption of SFAS 157 excluding those items deferred by FSP FAS 157-2 to have a material effect on the Company’s consolidated financial position and results of operations. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2 and is not yet in a position to determine such effects.

3. Recently Issued Accounting Pronouncements-Continued

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159.  The Company does not expect the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. SFAS 141 (revised 2007) is effective for prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An earlier adoption is not permitted. The issuance of this Statement has no current impact on the Company, and if any, will depend on the nature and size or business combinations the Company consummates after the effective date.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect of SFAS 160 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating what the impact will be, if any, of adopting SFAS 161 on its consolidated financial statements.

4. Net Income Per Share

Net income per share - Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At March 31, 2008 and 2007, the basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:
	Three months ended March 31
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Net Income for the period	570,228	1,190,873

Weighted average common stock outstanding	44,727,171	44,636,371

Net income per share	0.01	0.03

Diluted income per share

Net Income for the period	570,228	1,190,873

Weighted average common stock outstanding	44,727,171	44,636,371

Effect of dilution
Restricted stock	137,142	-
Options	-	-

Weighted average common stock outstanding	44,864,313	44,636,371

Net income per share	0.01	0.03

	Six months ended March 31
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Net Income for the period	1,732,304	2,685,444

Weighted average common stock outstanding	44,727,171	44,677,171

Net income per share	0.04	0.06

Diluted income per share

Net Income for the period	1,732,304	2,685,444

Weighted average common stock outstanding	44,727,171	44,677,171

Effect of dilution
Restricted stock	137,142	-
Options	-	14,158

Weighted average common stock outstanding	44,864,313	44,691,329

Net income per share	0.04	0.06

As of March 31, 2008, 8,333 and 20,000 potential common shares relating to options at the exercise price of US$9.25 and US$4.75 per share, respectively, and representing the total options granted, were excluded from the computations of diluted income per share as both exercise prices were higher than the average market price for the year ended March 31, 2008.

5. Inventories

Inventories by major categories are summarized as follows:
	March 31	September 30
	2008	2007
	(Unaudited)
	US$	US$
Raw materials	7,053,973	4,496,795
Work in progress	6,994,939	4,057,579
Finished goods	2,365,873	2,929,068
	16,414,785	11,483,442

6. Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes has been made as the Company has no taxable income for the first quarter and does not expect to have taxable income for the full year. The applicable income tax rate for the Company for the six months ended March 31, 2008 and 2007 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited, a 60% owned subsidiary of the Company, is incorporated in Hong Kong. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The Company was incorporated in January 2008 and there are no operations to this subsidiary up to the end of March 31, 2008. The applicable statutory tax rate for the subsidiary is 17.5%.

 PRC

Before January 1, 2008, enterprise income tax in the PRC is generally charged at 33%, of which 30% is for national tax and 3% is for local tax, of assessable profit. All our subsidiaries in the PRC have applied for exemption from the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where our subsidiaries are located, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24%, respectively. Our subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on their taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, our subsidiaries are fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle-west region of the PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, which take effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises, unless they qualify under certain limited exceptions. Government recognized High-Technology Enterprise, such as Winner Shenzhen, enjoy a favorable income tax rate of 15%. Therefore, nearly all foreign investment enterprises are subject to the new tax rate alongside other domestic businesses rather than benefiting from the foreign enterprise income tax, and its associated preferential tax treatments, beginning January 1, 2008.

6. Income Taxes-Continued

Despite these pending changes, the EIT Law gives existing foreign investment enterprises a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During the grandfather period, the income tax rate for foreign investment enterprises that currently enjoy 15% income tax rate will increase from 18%, 20%, 22%, and 24% in year 2008, 2009, 2010, and 2011 respectively, and reach 25% in year 2012. For foreign investment enterprises that currently enjoy fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid.

Foreign enterprises in the PRC are eligible for a tax refund of 40% of the purchase price of domestic machinery bought before January 1, 2008, if the enterprise income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the Chinese government. The maximum tax deduction is 5 years after January 1, 2008.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48). This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. The Company classified all interest and penalties related to tax uncertainties as income tax expense. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statue of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until March 31, 2008, the directors considered that the Company had no uncertain tax positions affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the six months ended March 31, 2008.

7. Related Party Transactions

During the six months ended March 31, 2008 and 2007, the Company purchased goods from Safe Secure Packing (Shenzhen) Co., Ltd. for US$Nil and US$493,236, respectively. Mr. Jianquan Li, director of the Company previously, sold all of his controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. in April 2007 to a third party. As of March 31, 2008, amount due to Safe Secure Packing (Shenzhen) Co., Ltd was Nil.

During the six months ended March 31, 2008 and 2007, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$552,391 and US$402,823 respectively. Mr. Jianquan Li, a director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of March 31, 2008, the outstanding balance due from Winner Medical & Textile (H.K.) Limited was US$416,513.

During the six months ended March 31, 2008 and 2007, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$Nil and US$44,700 respectively and purchased goods from it for US$621,762 and USD$332,777. As of March 31, 2008, amount due to the equity investee was US$184,437.

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

	Six months ended March 31
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$

Risk free interest rate	1.79%	4.5%
Volatility	69.81%	59.33%
Expected life (years)	3	3
Dividends	-	-
Weighted average fair value of options granted during the period	0.28	2.06

On May 8, 2006, the Company contracted with two of the independent directors to grant to them non-qualified options for the purchase up to 20,000 shares of the common stock of the Company. The options are exercisable within three years from the grant date. The exercise price is equal to the fair market value on the grant date. On October 1, 2007, the Company and the two independent directors agreed to increase the cash compensation to them of US$5,000 each in order to substitute the option compensation terms agreed in the previous contracts. The options granted according to the previous contracts are still valid. The total stock-based compensation costs for the six months ended March 31, 2008 and 2007 are US$Nil and US$19,900, respectively.

A summary of option activity under the Plan as of March 31, 2008, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years

Outstanding at October 1, 2006	8,334	9.25	1.58
Granted (from Oct 1, 2006 to Sep 30, 2007)	20,000	4.75	2.35
Exercised (from Oct 1, 2006 to Sep 30, 2007)	-	-	-
Forfeited or expired	-	-	-
Outstanding at October 1, 2007	28,334	6.74	2.13
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2008	28,334	6.07	1.63

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

8. Stock-Based Compensation - Continued

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

Following this incentive plan, the Company granted 1,000,000 units out of the total 1,200,000 authorized restricted stock on October 7, 2007. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income, annual sales objectives, and the participant’s individual performance objectives are fulfilled.

A summary of the restricted stock units activity under the Plan is as follows:
Number of units

Units outstanding at Oct 1, 2007	-
Granted	1,000,000
Exercised	-
Cancelled	-
Units outstanding at March 31, 2008	1,000,000

Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 5, 2007, which was $1.80 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award. The Company recorded share-based compensation expense of USD 131,250 and USD 262,500 for the three months and six months period ended March 31, 2008, respectively.

9. Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
(Unaudited)

Six months ending September 30, 2008 Years ending September 30	101,123
2009	137,418
2010	57,278
2011	-
Total minimum lease payments	295,819

Rental expenses under operating leases included in the statement of income were US$134,456 and US$131,615 for the six months ended March 31, 2008 and 2007, respectively.

Purchase obligations - The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$255,155 and US$176,079 as of March 31, 2008 and 2007, respectively.

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

11. Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. Total sales made to this customer amounting to 18% and 25% of the total net sales for the three months ended March 31, 2008 and 2007, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were bad debt expense US$14,453 and US$15,118 during the six months ended March 31, 2008 and 2007, respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings are 6.92%. Other financial assets and liabilities do not have material interest rate risk.

Credit risk - The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment. In order to reduce the risk of inability to collect the accounts receivables, the company entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which became effective on April 28, 2007 and automatically renewed unless a one month written notice is given by either party. A total of US$10 million of accounts receivables from the customers were covered under this insurance contract. At April 28, 2008, there is no intention for the management to terminate the contract.

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

Labour Contract Law risk - On June 29, 2007, the Labour Contract Law was adopted by the Standing Committee of the National People’s Congress of the PRC and became effective from January 1, 2008. The new law covers changes and new requirements on employment contracts, contract termination, compensations, severance payment, employee records, handbook and manual formulation, seconded workers, oral contracts and part-time employees, etc. The Company has evaluated the impact of this law, and there are no estimated compensation cost and penalties provided in the Company’s financial statements for the six months ended March 31, 2008.

12. Geographical Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company's sales by geographic destination are analyzed as follows:

	Three months ended March 31
	2008	2007
	US$	US$

Europe	8,084,061	5,293,336
Japan	4,188,024	3,318,627
North and South America	1,559,089	2,141,624
PRC	2,718,491	1,962,786
Others	1,338,638	2,401,538
Total net sales	17,888,303	15,117,911

	Six months ended March 31
	2008	2007
	US$	US$

Europe	16,996,770	11,370,561
Japan	8,576,915	8,007,497
North and South America	3,968,424	3,515,724
PRC	5,343,186	4,221,446
Others	2,328,607	3,883,453
Total net sales	37,213,902	30,998,681

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K; and any statements of assumptions underlying any of the foregoing. Except as otherwise indicated by the context, references in this report to “the Company”, “Winner”, “Winner Medical”, “we”, “us”, or “our”, are references to the combined business of Winner Medical Group Inc. and its subsidiaries.

Overview

Winner Medical’s business operations consist of the manufacturing and marketing, research and development of medical dressings and medical disposables products. We have eight wholly-owned operating subsidiaries and four joint venture companies. We have established several integrated manufacturing and processing lines for our core products. Our product offerings include medical care products, wound care products, home care products and PurCotton products, which are made from 100% natural cotton nonwoven fabric. We manufacture our products in China and sell them both in China and abroad in countries and areas such as Japan, Germany, Italy, the Netherlands, the United Kingdom, Australia, France, South America, Africa, the Middle East and the United States.

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended March 31, 2008 and 2007, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Our Business Operations

Winner Medical’s present business operations commenced in February 1991 and involve the manufacture and marketing of our products, primarily out of our facilities in China. We generate revenues through domestic (China) and foreign sale of a variety of medical dressings and medical disposables products, such as medical care products, wound care products, home care products and PurCotton products. Nearly 88% of our products were sold to major regions and countries outside China in fiscal year 2007. Based on the information published in the China Statistical Yearbook, China exported $581 million of medical dressing products in calendar year 2006. Our total product export value was $56.1 million in fiscal year 2006 and accounted for approximately 10% of the total export value of medical dressings from China. According to the news reported on the PRC Ministry of Commerce's website, in the first 10 months of 2006, we were the largest exporter by volume in China in the medical dressing industry. Based on this market information, we believe we are the leading exporter of medical dressings and medical disposables products in China.

We have integrated manufacturing lines that provide our clients with the ability to procure certain products from a single supplier. In the developing markets such as South East Asia, Middle East, South America, Africa, we sell our own “Winner” branded products. In the developed countries where we sell our products, we also operate on an original equipment manufacturer, OEM, basis, whereby we provide our customers with our specialized design, manufacturing and packaging services and a customized product that is then sold by the customer under its brand name. OEM sales have accounted for approximately 65% of our sales revenue. When we work on this basis, our clients are able to select the design, size, type and scale of the products we manufacture for them.

Industry Wide Trends that are Relevant to Our Business

The medical dressings and medical disposables manufacturing market is continually evolving due to technological advances and new demands in the healthcare industry. We believe the trends in the industry towards improving medical care and patient conditions, changes in patient treatment approaches and technological advances will impact the demand for our products favorably. We anticipate that these factors will result in growth in sales of medical dressings and medical disposables products and increased revenues for us.

The export of medical dressings and medical disposables products from China has grown rapidly over the last few years. We believe that our sales over the next five years will grow in correlation to the growth of medical dressings and medical disposables export volume from China.

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. Our subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, has commenced production of the new spunlace cotton nonwoven products, “PurCotton” products. Patent applications covering the invention of spunlace cotton nonwoven process have been made in more than 30 countries. A patent is granted in China, patent number: ZL200510033147.1, and in Singapore, patent number: 200503941-7. The PurCotton product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Our patented manufacturing process enables us to produce PurCotton at a lower cost than the woven cotton products, so we expect our new PurCotton products to gradually supersede our gauze products. We have already installed three manufacturing lines at Winner Huanggang. Currently, we are applying for industrial standards from the spunlace cotton nonwoven industry in China. We expect a successful application of the industrial standards will facilitate the sales of PurCotton products in the Chinese market. Finished PurCotton products for medical use include the 100% cotton nonwoven swab, sponges, and surgical drape. We also put great emphasis on innovating other new PurCotton products. We recently developed a special technique that could be applied to the PurCotton surgical gown products. With a special coat applied to the 100% cotton nonwoven fabric, the surgical gowns repel liquids, thus giving better protection to doctors while they perform operations. This invention is under patent application in China, and we expect to develop more value-added features with PurCotton products.

We increased the sales and marketing input for PurCotton products, and our focus is the Japanese, US, and Chinese markets. Our marketing strategy for the PurCotton products is to first sell PurCotton raw materials in the jumble roll form, and then sell the finished PurCotton products. Our customers from the US, Japan, and Europe are doing factory and production system verification and product quality testing. In China, we have built relationships with local distributors, and started to sell PurCotton raw materials to them. At the same time, we are at the stage of processing small scale trial orders with customers in Japan and US, and are waiting for confirmation for future sale contracts. During the six months ended March 31, 2008, revenue from these products reached approximately $519,000.

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

Another trend or consumption pattern in our industry is that hospitals are increasingly seeking to reduce their costs. One method hospitals employ to reduce costs is to seek alternative products that increase efficiency or reduce labor costs. For example, disposable catheters may reduce the need for frequent changes of diapers and bed sheets. Other popular disposable products used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothing and accessories. We believe the demand for cost-effective products and healthcare solutions and an increasing emphasis on health in the United States (U.S.) and European Union (EU) will bring about increased demand for medical instruments, medical dressings and medical disposables products.

Also affecting our industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may result in restrictions on these products under environmental protection regulations which may negatively affect sales of these products. Moreover, such materials are non-biodegradable and exploit petroleum, a non-renewable energy resource. We believe this trend will be a positive competitive differentiator for us, because our new PurCotton products are primarily made of natural cotton, which is an environmentally friendly raw material, and our new nonwoven fabric manufacturing capabilities enable us to make our new products with natural cotton at lower costs.

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

Finally, we estimate that China’s current annual medical dressings and medical disposables product exports still account for a small percentage of the total world market demand. Therefore, we believe there is a significant opportunity to expand China’s export volume in this industry. This presents a significant opportunity for us.

Competition

We compete based upon manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

We encounter significant competition within China and throughout the world. Some of our competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets than we do. However, we believe that while our China-based competitors have lower labor costs, their products often lack diversity. With respect to our competitors located outside China, we believe that competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. Our competition in Europe and the U.S. may have a geographic advantage in the European Union and U.S. markets, but we believe they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

This level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Our strategy against increasing cost and expenses

We have seen, even with our increased revenue, higher costs and expenses as a proportion of revenue. Following is our strategy to address this challenge:

- Focus on higher margin products. We are in the process of executing a systematic plan for the marketing and sales of PurCotton products, which have a higher margin than our traditional products. Even though we experienced low margins during the initial stage of the PurCotton product launch, we believe it will generate a higher margin than our traditional products once PurCotton products commence mass production. At the same time, we are working on equipment improvements in Winner Huanggang to increase production efficiency, and have the already installed three production lines that are running at full capacity.

- Focus on domestic market sale. We are developing the domestic markets in China through OTC drugstore chains, local distributors, hospitals and supermarkets.

- Price increases across the majority of our product lines for most of the clients. Given our advanced production technique and strict quality control measures, we are able to negotiate price increase with customers and obtain their acceptance on the price increase.

- Implement lean production. We implement lean production management among all subsidiaries to eliminate waste during production and increase efficiency.

- Control administrative expense. We will continue to optimize the Enterprise Resources Planning (“ERP”) software provided by Systems Applications and Products company (“SAP”), which enables us to reduce our administrative staff, and thus lower our administrative expenses.

- Optimize resource allocation. We aim to reduce production costs and administrative and transportation expenses, we will optimize resource allocation. For instance, due to the limited production and operational area, our wholly-owned subsidiary, Winner Medical & Textile Ltd. Zhuhai (Winner Zhuhai), is not able to further expand its production of certain types of gauze products. To solve this resource restraint, we were able to transfer production to Winner Industrial (Shenzhen) Co. Ltd. (Winner Shenzhen) and Winner Medical & Textile Ltd. Jingmen (Winner Jingmen).

- Reduce labor input. Through improving production techniques, we can reduce labor costs and increase efficiency by replacing hand labor with automated processes.

Impact of South China Snowstorms

During late January and early February 2008, heavy snows in south China stalled shipments of products, raw materials and fuel among our subsidiaries. Several of our factories in Hubei Province stopped production for approximately 10 days during this period due to electricity shortage. However, we continued to incur fixed costs and expenses despite the production stoppage. The south China snowstorms had a negative effect on our sales, production, cost of goods sold, and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

The following table sets forth certain aspects of our income statement information for the three months ended March 31, 2008 and 2007.

(All amounts, other than percentages, in thousands of U.S. dollars)

	THREE MONTHS ENDED 03/31/08		THREE MONTHS ENDED 03/31/07
Item	In Thousands	As a Percentage	In Thousands	As a Percentage
Sales revenue	17,888	100%	15,118	100%
Costs of goods sold	13,937	77.91%	11,745	77.69%
Other operating income, net (1)	-151	-0.84%	208	1.37%
Selling, general and administrative expenses	3,341	18.68%	2,527	16.72%
Interest expense	138	0.77%	105	0.69%
Interest income	8	0.04%	5	0.03%
Investment yields	-0.6	0.00%	29	0.19%
Income tax	-223	-1.25%	-225	-1.48%
Minority interest	18	0.10%	-15	-0.10%
Net income	570	3.19%	1,191	7.88%
(1) Other operating income, net mainly consists of income from unused raw materials and leftover material sales, and taxes refunds.

Sales Revenue

Sales revenue increased $2,770,000, or approximately 18.32%, to $17,888,000 for the three months ended March 31, 2008, from $15,118,000 for the three months ended March 31, 2007. This increase was mainly attributable to an increased volume of large sales orders, especially from European customers. The sales revenue to European customers was $8,084,000 for the three months ended March 31, 2008, which is an increase of 52.73% compared to the same period last year. In terms of product type, the increased sale of Medical Care products is the main reason for the increase of revenue.

After the equipment installation and adjustment, as well as the factory audit by customers, we commenced small scale production of PurCotton raw materials in the form of jumble rolls. In China, we have built relationships with local distributors, and started to sell PurCotton raw materials to them. At the same time, we are in the stage of processing small scale trial orders with customers in Japan and U.S., and are waiting for the confirmation for future sale contracts. During the three months ended March 31, 2008, revenue from these products reached approximately $289,000.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sold our products for the three months ended March 31, 2008 and 2007. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in thousands of U.S. dollars

	Three Months Ended on 03/31/08	Percentage of Total Revenues	Three Months Ended on 03/31/07	Percentage of Total Revenues
Europe	8,084	45.19%	5,293	35.01%
Japan	4,188	23.05%	3,319	21.95%
North and South America	1,559	8.72%	2,142	14.17%
China	2,718	14.36%	1,963	12.98%
Other	1,339	7.48%	2,401	15.89%
Total	17,888	100.00%	15,118	100.00%

Other Operating Income - net

Our other operating income - net, for the three months ended March 31, 2008, decreased $358,000 to a loss of $151,000, from $207,000 during the three months ended March 31, 2007. Other operating income - net mainly consists of income from sales of unused raw materials such as cotton and packing materials, sales of leftover materials and tax refunds for reinvestment of profit, and government subsidies. The decrease was mainly attributable to (1) the increase of $123,000 in foreign currency exchange losses. Over 80% of our revenue is generated through exports, and over 70% of our exports are settled in United States dollars (USD). After our customers placed orders with us at an agreed selling price, the Renminbi (RMB) appreciated against the United States dollar, as a result, we suffered a foreign currency exchange loss on the actual payment date, and (2) the decrease of government subsidies for the three month ended March 31, 2008 compared with the same period last year.

Cost of Goods Sold

Our cost of goods sold increased $2,192,000 to $13,937,000 for the three months ended March 31, 2008, from $11,745,000 for the three months ended March 31, 2007. As a percentage of sales revenue, the cost of goods sold increased to 77.91% in the three months ended March 31, 2008, from 77.69% in the three months ended March 31, 2007. The increase in cost of goods sold was due to increased sales revenue and the negative effect of the south China snowstorms.

Gross Profits

Our gross profit increased $580,000 to $3,952,000 for the three months ended March 31, 2008 from $3,372,000 for the three months ended March 31, 2007. Gross profit as a percentage of sales revenue was 22.09% for the three months ended March 31, 2008, as compared to 22.30% during the three months ended March 31, 2007.

Over 80% of our revenue is generated through exports, and over 70% of our exports are settled by USD. Because almost all of our costs are expensed in RMB, the RMB appreciation against USD negatively impacted our gross profit. On March 31, 2008 and 2007, the exchange rates were 7.019 and 7.7342, respectively, representing a year-over-year increase of 10.19%. However, we raised the sales price of some products for most of our customers, which helped to offset the currency impact on our gross margin.

Selling Expenses

Our selling expenses increased $408,000 to $1,481,000 for the three months ended March 31, 2008, from $1,058,000 for the three months ended March 31, 2007. As a percentage of net revenues, our selling expenses increased to 8.19% for the three months ended March 31, 2008, from 7% for the three months ended March 31, 2007. The increase was primarily attributable to an increase in transportation costs, and increased sales and marketing expenses related to PurCotton products, including exhibition attendance, sample product mailing, and sales personnel expenses. For the three months ended March 31, 2008, the transportation cost was $1,046,000, or approximately 5.85% of total selling expense.

At present, we perform nearly all of our finished product manufacturing at our Shenzhen, China based manufacturing facilities. Our facilities in Hubei provide semi-finished products to the Shenzhen facilities, where the products are finished. We export our products to overseas markets from our Shenzhen facilities. Therefore, there are two important elements of transportation costs that affect us: one is the transportation cost between our Hubei and our Shenzhen production facilities; the other is the shipping cost to export our products to destinations outside China. Our domestic land transportation expenses, i.e. transportation costs within China, were $165,000 and $114,000 in the three months ended March 31, 2008 and 2007, respectively. Our export transportation expenses were $881,000, 4.92% of total sales, and $690,000, 4.56% of total sales, in the three months ended March 31, 2008 and 2007, respectively. Our export transportation fees increased by $164,000 from the three months ended March 31, 2007 to the three months ended March 31, 2008, or approximately 22.96%. This increase in the export transportation expenses was mainly due to an increase of unit transportation fees related to increased oil prices.

Administrative Expenses

Our administrative expenses increased $390,000, or 26.53%, to $1,860,000 for the three months ended March 31, 2008 from $1,470,000 for the three months ended March 31, 2007. As a percentage of net revenues, administrative expenses increased to 11.34% for the three months ended March 31, 2008 from 9.72% for the three months ended March 31, 2007. This increase was primarily attributable to (1) a grant of 1 million shares of restricted stock to our management and employees pursuant to the Company’s stock incentive plan on October 8, 2007, the apportionment of expenses for the three months ended March 31, 2008 being approximately $131,000, (2) commencement of small scale production by our subsidiary factory, Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, which produces PurCotton products, in the fiscal quarter ended March 31, 2008. In the same period last year, Winner Huanggang was under construction. The related administrative expenses for the Winner Huanggang factory for the three months ended March 31, 2008 increased approximately $262,000 compared to the same period last year, (3) compared with the same period last year, an increase in salary for the management and administrative staff for the three months ended March 31, 2008, and (4) the negative effect of the south China snowstorms.

Interest Expense

Interest expense increased to approximately $138,000, 0.77% of total revenue, for the three months ended March 31, 2008 as compared to approximately $105,000, 0.69% of total revenue, for the same period of 2007, an increase of approximately $33,000 or 31.43%. Our interest expense relates to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage increase of interest expense was mainly due to (1) an increase in our comparatively high average outstanding balance of bank loans of approximately $14,964,000 as of March 31, 2008, compared with approximately $8,404,000 as of March 31, 2007, and (2) increased interest rates. On March 31, 2008 and 2007, the interest rate for RMB bank loans with a term of 12 months was 7.47% and 6.39%, respectively.

Income Taxes

Before January 1, 2008, enterprise income tax in the PRC is generally charged at 33% of assessable profit, of which 30% is for national tax and 3% is for local tax. All our subsidiaries in the PRC have applied for exemption from the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where our subsidiaries are located, and where we are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24%, respectively. Our subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on their taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, our subsidiaries are fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle-west region of the PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises, unless they qualify under certain limited exceptions. Government recognized High-Technology Enterprises, such as Winner Shenzhen, qualify for a favorable income tax rate of 15%. Therefore, nearly all foreign investment enterprises are subject to the new tax rate alongside other domestic businesses rather than benefiting from the foreign enterprise income tax, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatments. During the grandfather period, the income tax rate for foreign investment enterprises that currently enjoy a 15% income tax rate will increase to 18%, 20%, 22%, and 24% in year 2008, 2009, 2010, and 2011, respectively, and reach 25% in year 2012. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid.

Foreign enterprises in the PRC are eligible for a tax refund of 40% of the purchase price of domestic machinery purchased before January 1, 2008, if the enterprise income tax for the year of acquisition is higher than that of the previous year and if those invested projects are encouraged by the Chinese government. The maximum tax deduction is 5 years after January 1, 2008. For example, our subsidiaries of Winner Industries (Shenzhen) Co., Ltd., Hubei Winner Textiles Co., Ltd., and Winner Medical (Huanggang) Co., Ltd. qualify for this tax exemption.

Our income tax provision for the three months ended March 31, 2008 and 2007 were -$223,000 and -$224,000 respectively. After we reassessed our tax status, the over-provision of income taxes was written off in the second fiscal quarter of 2008 and 2007.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $18,000 and -$15,000 in the three months ended March 31, 2008 and 2007, respectively, reflecting the third party minority interests in one of our subsidiaries, Shanghai Winner Medical Apparatus Co., Ltd., amounting to 40%.

Net Income (profit after taxes)

Net income decreased to approximately $570,000 for the three months ended March 31, 2008 as compared to approximately $1,191,000 for the same period of 2007, a decrease of approximately $621,000, or approximately 52.14%. This decrease is mainly attributable to: (1) an increase of approximately $123,000 in foreign currency exchange losses for the three months ended March 31, 2008 compared with the same period last year, (2) commencement of small scale production at our subsidiary, the factory of Winner Huanggang, which produces PurCotton products, in late 2007. The relatively high fixed expenses, such as depreciation, employee salaries, training expenses, etc. resulted in a net loss of approximately $359,000 for the three months ended March 31, 2008. In the same period last year, when Winner Huanggang was under construction, the net loss was approximately $39,000. As a result, compared with the same period last year, the net loss in the factory of Winner Huanggang increased $320,000 for the three months ended March 31, 2008, and (3) a grant of 1 million shares of restricted stock to our management and employees pursuant to the Company’s stock incentive plan on October 7, 2007, the apportionment of expenses for the three months ended March 31, 2008 being approximately $131,000.

Comparison of the Six months Ended March 31, 2008 and 2007

The following table sets forth certain aspects of our income statement information for the six months ended March 31, 2008 and 2007.

(All amounts, other than percentages, in thousands of U.S. dollars)

	SIX MONTHS ENDED 03/31/08		SIX MONTHS ENDED 03/31/07
Item	In Thousands	As a Percentage	In Thousands	As a Percentage
Sales revenue	37,214	100%	30,999	100%
Cost of goods sold	28,463	76.48%	23,690	76.42%
Other operating income, net (1)	-99	-0.27%	312	1.01%
Selling, general and administrative expenses	6,925	18.61%	5,029	16.22%
Interest expense	239	0.64%	177	0.38%
Interest income	19	0.05%	10	0.03%
Investment yields	24	0.06%	86	0.28%
Income tax	-159	-0.43%	-196	-0.63%
Minority interest	43	0.12%	-21	-0.07%
Net income	1,732	4.65%	2,685	8.66%
(1) Other operating income, net mainly consists of income from unused raw materials and leftover material sales, and tax refund.

Sales Revenue

Sales revenue increased $6,215,000, or approximately 20.05%, to $37,214,000 for the six months ended March 31, 2008, from $30,999,000 for the six months ended March 31, 2007. This increase was mainly attributable to an increased volume of large sales orders, especially from European customers. The sales revenue from European customers was $16,997,000 for the six months ended March 31, 2008, which is an increase of 49.48% compared to the same period last year. In terms of product type, the increased Medical Care product sales mainly drove the revenue increase.

After the equipment installation and adjustment, as well as factory audits by customers, we commenced small scale production of PurCotton raw materials in the jumble roll form. In China, we have built relationships with local distributors, and started to sell PurCotton raw materials to them. At the same time, we are in the stage of processing small scale trial orders with customers in Japan and U.S., and are waiting for the confirmation for future sale contracts. During the six months ended March 31, 2008, revenue from these products reached approximately $519,000.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sold our products for the six months ended March 31, 2008 and 2007. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in thousands of U.S. dollars

	Six months Ended on 03/31/08	Percentage of Total Revenues	Six months Ended on 03/31/07	Percentage of Total Revenues
Europe	16,997	45.67%	11,371	36.68%
Japan	8,577	23.05%	8,008	25.83%
North and South America	3,968	10.66%	3,516	11.34%
China	5,343	14.36%	4,221	13.62%
Other	2,329	6.26%	3,883	12.53%
Total	37,214	100.00%	30,999	100.00%

Other Operating Income - net

Our other operating income - net, for the six months ended March 31, 2008, decreased $411,000 to a loss of $99,000, from $312,000 during the six months ended March 31, 2007. Other operating income - net mainly consists of income from sales of unused raw materials, such as cotton and packing materials; sales of leftover materials; tax refunds for reinvestment of profit; and government subsidies. The decrease was mainly attributable to the foreign currency exchange loss, which increased by $355,000. Over 80% of our revenue is generated through exports, and over 70% of our exports are settled by USD. After our customers placed orders with us at an agreed selling price, the RMB appreciated against USD. As a result, we suffered a foreign currency exchange loss on the actual payment date.

Cost of Goods Sold

Our cost of goods sold increased $4,773,000 to $28,463,000 for the six months ended March 31, 2008, from $23,690,000 during the six months ended March 31, 2007. As a percentage of sales revenues, the cost of goods sold increased to 76.48% in the six months ended March 31, 2008 from 76.42% in the six months ended March 31, 2007. The increase in cost of good sold was due to increased sales revenue and the negative effect of the south China snowstorms.

Gross Profits

Our gross profit increased $1,442,000 to $8,751,000 for the six months ended March 31, 2008, from $7,309,000 for the six months ended March 31, 2007. Gross profit as a percentage of sales revenue was 23.52% for the six months ended March 31, 2008, as compared to 23.58% during the six months ended March 31, 2007.

Over 80% of our revenue is generated through exports, and over 70% of our exports are settled by USD. Because almost all of our costs are expensed in RMB, the RMB appreciation against USD negatively impacted our gross profit. On March 31, 2008 and 2007, the exchange rates were 7.019 and 7.7342, respectively, an increase of 10.19%. However, we raised the sales price of some products for most of our customers, which helped to offset the currency impact on our gross margin.

Selling Expenses

Our selling expenses increased $910,000 to $3,252,000 for the six months ended March 31, 2008, from $2,342,000 for the six months ended March 31, 2007. As a percentage of net revenues, our selling expenses increased to 8.74% for the six months ended March 31, 2008 from 7.56% for the six months ended March 31, 2007. The increase was primarily attributable to an increase in transportation costs and increased sales and marketing expenses related to PurCotton products. For the six months ended March 31, 2008, the transportation cost is $2,311,000, or approximately 6.21% of total selling expenses.

At present, we perform nearly all of our finished product manufacturing at our Shenzhen, China based manufacturing facilities. Our facilities in Hubei provide semi-finished products to the Shenzhen facilities, where the products are finished. We export our products to overseas markets from our Shenzhen facilities. Therefore, there are two important elements of transportation costs that affect us: one is the transportation cost between our Hubei and our Shenzhen production facilities, and the other is the shipping cost to export our products to destinations outside China. Our domestic land transportation expenses, i.e., transportation costs within China, were $373,000 and $245,000 in the six months ended March 31, 2008 and 2007, respectively. Our export transportation expenses were $1,939,000, 5.21% of total sales, and $1,463,000, 4.72% of total sales, in the six months ended March 31, 2008 and 2007, respectively. Our export transportation fees increased by $476,000 from the six months ended March 31, 2007 to the six months ended March 31, 2008, or approximately 32.50%. This increase in the export transportation expenses was mainly due to an increase of unit transportation fees related to increased oil prices.

Administrative Expenses

Our administrative expenses increased $986,000, or 42.99%, to $3,673,000 for the six months ended March 31, 2008 from $2,687,000 for the six months ended March 31, 2007. As a percentage of net revenues, administrative expenses increased to 9.87% for the six months ended March 31, 2008 from 8.67% for the six months ended March 31, 2007. This increase was primarily attributable to (1) a grant of 1 million shares of restricted stock to our management and employees pursuant to the Company’s stock incentive plan on October 8, 2007, the apportionment of expenses for the six months ended March 31, 2008 being approximately $262,000, (2) commencement of small scale production at our subsidiary factory, Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, which produces PurCotton products, in the quarter ended March 31, 2008. In the same period last year, Winner Huanggang was under construction. The related administrative expenses in the factory of Winner Huanggang for the six month ended March 31, 2008 increased approximately $316,000 compared to the same period last year, (3) compared with the same period last year, an increase in salary for the management and administrative staff for the six months ended March 31, 2008, and (4) the negative effect of the south China snowstorms.

Interest Expense

Interest expense increased to approximately $239,000, 0.64% of total revenue, for the six months ended March 31, 2008 as compared to approximately $177,000, 0.57% of total revenue, for the same period of 2007, an increase of approximately $62,000, or 35.03%. Our interest expense relates to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage increase of interest expense was mainly due to (1) an increase in our comparatively high average outstanding balance of bank loans to approximately $14,964,000 as of March 31, 2008, compared with approximately $8,404,000 as of March 31, 2007, and (2) increased of interest rates. On March 31, 2008 and 2007, the interest rates for RMB bank loans with a 12 month term were 7.47% and 6.39%, respectively.

Income Taxes

Before January 1, 2008, enterprise income tax in the PRC is generally charged at 33% of assessable profit, of which 30% is for national tax and 3% is for local tax. All our subsidiaries in the PRC have applied for exemption from the local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, where our subsidiaries are located, and where we are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24%, respectively. Our subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on their taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, our subsidiaries are fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the middle-west region of the PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises, unless they qualify under certain limited exceptions. Government recognized High-Technology Enterprises, such as Winner Shenzhen, qualify for a favorable income tax rate of 15%. Therefore, nearly all foreign investment enterprises are subject to the new tax rate alongside other domestic businesses rather than benefiting from the foreign enterprise income tax, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing foreign investment enterprises a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During the grandfather period, the income tax rate for foreign investment enterprises that currently enjoy a 15% income tax rate will increase from 18%, 20%, 22%, and 24% in year 2008, 2009, 2010, and 2011 respectively, and reach 25% in year 2012. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid.

Foreign enterprises in the PRC are eligible for a tax refund of 40% of the purchase price of domestic machinery bought before January 1, 2008, if the enterprise income tax for the year of acquisition is higher than that of the previous year, and if those invested projects are encouraged by the Chinese government. The maximum tax deduction is 5 years after January 1, 2008. For example, our subsidiaries of Winner Industries (Shenzhen) Co., Ltd., Hubei Winner Textiles Co., Ltd., and Winner Medical (Huanggang) Co., Ltd. can qualify for this tax exemption.

Our income tax provision for the six months ended March 31, 2008 and 2007 were -$159,000 and -$196,000, respectively. After we reassessed our tax status, the over-provision of income taxes was written off in the second fiscal quarter of 2008 and 2007.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $43,000 and -$21,000 in the six months ended March 31, 2008 and 2007, respectively, reflecting the third-party minority interests in one of our subsidiaries, Shanghai Winner Medical Apparatus Co., Ltd., amounting to 40%.

Net Income (profit after taxes)

Net income decreased to approximately $1,732,000 for the six months ended March 31, 2008, as compared to approximately $2,685,000 for the same period of 2007, a decrease of approximately $953,000 or approximately 35.49%. This decrease is mainly attributable to: (1) an increase of approximately $355,000 in foreign currency exchange loss for the six months ended March 31, 2008 compared with the same period last year, (2) commencement of small scale production at our subsidiary, factory of Winner Huanggang, which produces PurCotton products, in late 2007. The relatively high fixed expenses, such as depreciation, employee salaries, training expenses, etc. resulted in a net loss of approximately $591,000 for the six months ended March 31, 2008. In the same period last year, when Winner Huanggang was under construction, the net loss was approximately $91,000. As a result, compared with the same period last year, the net loss in the factory of Winner Huanggang increased $500,000 for the six months ended March 31, 2008, and (3) a grant of 1 million shares of restricted stock to our management and employees pursuant to the Company’s stock incentive plan on October 7, 2007, the apportionment of expenses for the six months ended March 31, 2008 being approximately $262,000.

Foreign Currency Translation Differences

There was an increase in foreign currency translation difference, equal to approximately $4,341,000 and $1,249,000 in the six months ended March 31, 2008 and 2007, respectively. On July 21, 2005, China reformed its foreign currency exchange policy to adopt floating RMB exchange rates. On March 31, 2008 and 2007, the exchange rates of RMB against the U.S. dollar were 7.0190 and 7.7342, respectively; the appreciation was 10.19%. As a result, we utilized different exchange rates to translate RMB into U.S. dollar in our financial statements for the six months ended March 31, 2008 and 2007. In the six months ended March 31, 2008, the exchange rates of 7.0190, 8.277 and 7.2646 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 7.7342, 8.277 and 7.8215 in the six months ended March 31, 2007, respectively.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $2,509,000.

Cash Flow

	Six Months Ended March 31,
	2008	2007
	(in thousands)

Net cash provided by operating activities	1,819	3,842
Net cash (used in) investing activities	(7,510)	(6,679)
Net cash provided by financing activities	1,244	2,292
Effect of exchange rate changes on cash and cash equivalents	579	458
Net increase (decrease) in cash and cash equivalent	(3,868)	(87)
Cash and cash equivalents at the beginning of period	6,377	4,320
Cash and cash equivalents at the end of period	2,509	4,232

Operating Activities:

Net cash provided by operating activities was $1,819,000 for the six months ended March 31, 2008, as compared to $3,842,000 net cash provided by operating activities for the same period in 2007. The decrease of cash provided by operating activities was mainly due to an increase in inventory. For the purchase of the primary raw material, cotton, we usually carry a large storage each year based on the forecast of the future cotton price. During the six months ended March 31, 2008, based on the management’s judgment of the future cotton price, we purchased large amount of cotton from Chinese suppliers, which resulted the increase.

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities for the six months ended March 31, 2008 was 7,510,000, an increase of $831,000 in net cash used in investing activities from the $6,679,000 in the same period of 2007 due to the increased purchase of property, plant and equipment in Huanggang Winner, which includes factories, land, and coating machines for the production of surgical gown fabric.

Financing Activities:

Net cash provided by financing activities in the six months ended March 31, 2008 totaled $1,244,000 as compared to $2,292,000 used in financing activities in the same period of 2007.

Our debt to asset ratio was 26.61% as of March 31, 2008. We plan to maintain a debt to asset ratio that is below 40%, with an increase in long-term loans and a decrease in short-term loans. We believe that we currently maintain a good business relationship with each of the banks with whom we have loans, as identified in the table below.

As of March 31, 2008, we have loans with Chinese banks totaling $14,964,000. These loans have annual interest rates ranging from 5.92%-7.47%.

Bank loans as of March 31, 2008
					Balance as of March 31, 2008
Loan	Bank	Loan period	Interest rate	Secured by	US$
A	Shenzhen Industrial and Commercial Bank of China	11-29-2007 to 09-27-2008	7.29%	Land use rights & buildings	1,424,705
B	Shenzhen Industrial and Commercial Bank of China	09-28-2007 to 09-27-2008	7.29%	Land use rights & buildings	1,424,705
C	China Merchants Bank, Shenzhen Branch	01-02-2008 to 04-07-2008	5.92%	Land use rights & buildings	3,894,250
D	Tian Men Industrial and Commercial Bank of China	09-24-2007 to 09-23-2008	7.29%	Land use rights & buildings	712,352
E	Tian Men Industrial and Commercial Bank of China	09-13-2007 to 09-12-2008	7.02%	Land use rights & buildings	1,567,175
F	Agricultural Bank of China, Huanggang Branch	06-28-2007 to 06-27-2008	6.57%	Land use rights & buildings	1,139,763
G	Agricultural Bank of China, Huanggang Branch	08-10-2007 to 08-09-2008	6.84%	Land use rights & buildings	997,293
H	Huanggang Industrial and Commercial Bank of China	09-30-2007 to 09-29-2008	7.29%	Land use rights & buildings	1,282,234
I	Huanggang Industrial and Commercial Bank of China	01-22-2008 to 01-20-2009	7.47%	Land use rights & buildings	2,065,821
J	Huanggang Industrial and Commercial Bank of China	03-20-2008 to 06-16-2008	6.57%	Land use rights & buildings	455,905
		Total			14,964,203

We had bank credit facilities of approximately $30,346,000 from Chinese commercial banks. As of March 31, 2008, we have $14,964,000 banks loans with Chinese commercial banks, and have approximately $15,382,000 bank credit facilities available from five commercial banks, consisting of approximately $5,699,000 from Shenzhen Industrial and Commercial Bank of China, approximately $4,654,000 from Shenzhen Branch of China Merchants Bank, approximately $3,319,000 from Huanggang Branch of the Industrial and Commercial Bank of China, approximately $570,000 from Tianmen Branch of the Industrial and Commercial Bank of China, and approximately $1,140,000 from Jingmen Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by our real estate and other assets. These revolving lines of credit allow the Company to make short-term loans repeatedly, and the banks re-evaluate our credit lines annually. These bank credits enable us to utilize short-term loans and enjoy a lower interest expense compared with long-term loans.

We believe that our currently available working capital, after taking into account the credit facilities referred to above, short-term investments and future cash provided by operating activities will be sufficient to meet our operations at our current level and working capital and future capital expenditure needs. Our future capital requirements will depend on many factors, including our rate of revenue growth, expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of new products or services introductions, timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

•
Revenue Recognition - The Company derives its revenue primarily from the sales of medical dressings and disposables. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically six or twelve months and interest rates are subject to change upon renewal. During calendar years 2006 and 2007, the People’s Bank of China, the central bank of China, increased the interest rate of RMB bank loans eight times - on April 28, 2006, August 19, 2006, March 18, 2007, May 19, 2007, July 21, 2007, August 22, 2007, September 15, 2007, and December 21, 2007. Since December 21, 2007, the new interest rates are 6.57% and 7.47% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.22% and 5.58%, before April 28, 2006. The change in interest rates has no impact on our bank loans that were entered into prior to April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities on September 30, 2007 would decrease net income before provision for income taxes by approximately $0.14 million for the three months ended March 31, 2008. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar and the majority of our revenues will be settled in RMB and U.S. dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.5% fluctuation. In July 21, 2005, China reformed its foreign currency exchange policy, resulted an appreciation of RMB against USD by 2.1 % during a very short period of time. On March 31, 2008 and 2007, the exchange rates of RMB against U.S. dollar were 7.0190 and 7.7342 respectively; the appreciation was 10.19%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against the U.S. dollar, it will make our sale prices more expensive, thus our sales may decline. The Company believes that the RMB will continue to appreciate against the US dollar, thus we currently implemented the following strategies to reduce or limit the currency exchange risks. (1) We raised the sales price of some products for most of the customers, and asked them to share the currency exchange rate loss. (2) As a percentage of total revenue, the sales revenue in China continues to increase. (3) The exchange rates between the RMB and the Euro, and the Australian Dollar are relatively stable, and some of our customers are from Europe, thus we are gradually requiring our European and Australian customers to settle their payments by Euro, British Pound, and Australian Dollar. (4)We shall increase import of raw materials from the US, such as cotton and packaging materials. (5) We ask to pay a currency exchange rate risk loss from some customers who use forward payment contracts.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Based on the information disclosed by National Bureau of Statistics of China, for the first quarter of calendar year 2008, the Consumer Price Index in China increased 8%, compared with the same period last year. In order to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues, we implement the following strategies to reduce or limit the inflation risk. (1) We raised the sales price of some products for most of the customers. (2) We are continuously developing new technology to reduce labor cost by replacing hand labors with machines. (3) We implement lean production management among all subsidiaries to eliminate waste during production and increase efficiency.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of March 31, 2008, our disclosure controls and procedures were effective at that reasonable assurance level.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On March 26, 2008, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders voted on the following proposals stated in the Proxy Statement dated February 25, 2008.

The proposals voted on and approved by the shareholders at the Annual Meeting were as follows:

1. Election of five directors to hold office until the 2009 Annual Meeting of Stockholders and until their successors are elected and qualified.

Election of Directors:	Number of Shares
	For	Withhold
Jianquan Li	27,885,505	135
Xiuyuan Fang	27,884,615	1,025
Larry Goldman	27,884,687	953
Richard B. Goodner, Esq.	27,884,687	953
Dr. Horngjon Shieh	27,884,701	939

2. Approval of the proposal to ratify the appointment of BDO McCabe Lo Limited as the Company’s independent auditors for the fiscal year ending September 30, 2008, by a vote of 27,884,559 for, 925 against, 156 abstain and zero broker non-votes.

ITEM 5. OTHER INFORMATION

Due to the limited production and operational area, our wholly-owned subsidiary Winner Medical & Textile Ltd. Zhuhai (Winner Zhuhai) is not able to further expand its production of certain types of gauze products which are sold to Japan. On March 1st, 2008, in order to increase the production efficiency and reduce cost, Winner Zhuhai stopped its operation and transferred the production to Winner Shenzhen and Winner Jingmen. This transfer is not anticipated to have any impact on the overall production of these gauze products at the group level.

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
_____________
* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 13, 2008

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
_____________
* filed herewith