Form 10-Q
period 2008-06-30
WINNER MEDICAL GROUP INC
filed 2008-08-11
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

86-(755) 28138888
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 11th, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,727,171

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC. Condensed Consolidated Financial Statements (Unaudited) For the three and nine months ended June 30, 2008 and 2007

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F13

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2008	2007
	(Unaudited)
	US$	US$

ASSETS

Current assets:
Cash and cash equivalents	4,547,462	6,377,488
Accounts receivable, less allowances for doubtful accounts of US$108,016 and US$36,832 at June 30, 2008 and September 30, 2007, respectively	11,701,429	11,279,810
Amounts due from affiliated companies	518,385	405,919
Inventories	16,046,553	11,483,442
Prepaid expenses and other current assets	5,853,835	6,631,492
Income taxes recoverable	120,574	94,698
Deferred tax assets	266,696	192,088
Total current assets	39,054,934	36,464,937

Property, plant and equipment, net	56,446,729	46,827,013
Investment in equity investees	1,465,284	1,425,550
Intangible assets, net	129,771	130,513
Prepaid expenses and deposits	278,521	246,578
Deferred tax assets	121,178	26,744
Total assets	97,496,417	85,121,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	16,009,393	12,781,595
Accounts payable	5,936,115	7,305,581
Accrued payroll and employee benefits	1,511,358	1,299,342
Customer deposits	362,335	362,900
Other accrued liabilities	2,238,924	1,990,871
Amounts due to affiliated companies	218,898	41,809
Income taxes payable	334,432	303,592
Total current liabilities	26,611,455	24,085,690

Deferred tax liabilities	41,717	22,857
Total liabilities	26,653,172	24,108,547

Commitments and contingencies

Minority interests	185,164	191,131

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 issued and outstanding June 30, 2008 – 44,727,171 shares; September 30, 2007 – 44,677,171 shares	44,727	44,677
Additional paid-in capital	30,854,247	30,260,547
Retained earnings	27,585,211	24,116,054
Statutory reserves	1,914,344	1,914,344
Accumulated other comprehensive income	10,259,552	4,486,035
Total stockholders’ equity	70,658,081	60,821,657
Total liabilities and stockholders’ equity	97,496,417	85,121,335

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30		Nine months ended June 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Net sales	23,073,575	17,772,176	60,287,476	48,770,857

Cost of sales	(17,094,433)	(13,382,573)	(45,556,952)	(37,072,134)
Gross profit	5,979,142	4,389,603	14,730,524	11,698,723

Other operating (loss) income, net	(168,961)	(48,225)	(268,290)	263,326
Selling, general and administrative expenses	(3,655,928)	(2,692,916)	(10,581,098)	(7,722,040)

Income from operations	2,154,253	1,648,462	3,881,136	4,240,009
Interest income	13,591	5,355	32,328	15,664
Interest expense	(196,275)	(113,391)	(435,140)	(290,752)
Equity in earnings of 50 percent or less owned persons	15,766	50,204	39,731	135,749
Income before income taxes and minority interests	1,987,335	1,590,630	3,518,055	4,100,670

Income taxes	(271,384)	(93,387)	(112,801)	102,765
Income before minority interests	1,715,951	1,497,243	3,405,254	4,203,435

Minority interests	20,902	(45,081)	63,903	(65,828)
Net income	1,736,853	1,452,162	3,469,157	4,137,607

Other comprehensive income
Foreign currency translation difference	1,433,644	893,823	5,773,517	2,142,637

Comprehensive income	3,170,497	2,345,985	9,242,674	6,280,244

Net income per share
- basic	0.04	0.03	0.08	0.09
- diluted	0.04	0.03	0.08	0.09

Weighted average common stock outstanding
- basic	44,727,171	44,677,171	44,727,171	44,677,171
- diluted	44,849,292	44,677,171	44,849,292	44,677,171

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2006	44,677,171	44,677	30,237,197	19,182,866	1,222,678	1,578,054	52,265,472
Stock options granted	-	-	23,350	-	-	-	23,350
Net income	-	-	-	5,624,854	-	-	5,624,854
Foreign currency translation difference	-	-	-	-	-	2,907,981	2,907,981
Transfer to statutory reserves	-	-	-	(691,666)	691,666	-	-
Balance at September 30, 2007	44,677,171	44,677	30,260,547	24,116,054	1,914,344	4,486,035	60,821,657
Issuance of common stock	50,000	50	199,950	-	-	-	200,000
Restricted stock granted	-	-	393,750	-	-	-	393,750
Net income	-	-	-	3,469,157	-	-	3,469,157
Foreign currency translation difference	-	-	-	-	-	5,773,517	5,773,517
Balance at June 30, 2008	44,727,171	44,727	30,854,247	27,585,211	1,914,344	10,259,552	70,658,081

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	3,469,157	4,137,607
Adjustment to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	3,156,166	2,284,826
Amortization of intangible assets	13,142	4,114
Loss on disposal of property, plant and equipment	64,090	23,338
Impairment of property, plant and equipment	72,149	-
Minority interests	(63,904)	65,828
Share of undistributed earnings in an equity investee	(39,731)	(135,749)
Provision for stock based compensation expenses	393,750	22,400
Deferred tax	(131,563)	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	650,104	(2,430,194)
Amounts due from affiliated companies	(75,692)	-
Inventories	(3,457,519)	174,660
Prepaid expenses and other current assets	1,407,732	(13,028)
Income taxes recoverable	(34,969)	89,045
Non-current prepaid expenses and deposits	(8,516)	(57,409)
Notes payable	-	(2,643)
Accounts payable	(2,063,587)	689,200
Accrued payroll and employee benefits	88,562	(18,169)
Customer deposits	(35,045)	139,209
Other accrued liabilities	258,895	(205,332)
Amounts due to affiliated companies	173,117	(183,960)
Income taxes payable	38,390	(258,255)
Net cash generated from operating activities	3,874,728	4,325,488

Cash flows from investing activities
Purchase of property, plant and equipment	(8,477,496)	(8,387,390)
Proceeds from acquisition of associate	-	(184,722)
Net cash used in investing activities	(8,477,496)	(8,572,112)

Cash flows from financing activities
Proceeds from bank borrowings	14,362,160	9,799,557
Repayment of bank borrowings	(12,440,015)	(5,860,223)
Proceeds from minority interests	51,277	-
Amounts due to affiliated companies	-	5,514
Amounts due from affiliated companies	1,793	-
Amount due to a stockholder	-	(1,615)
Dividend paid	-	(523,733)
Net cash generated from financing activities	1,975,215	3,419,500

Effect of exchange rate changes on cash balance	797,527	383,695

Net (decrease) in cash and cash equivalents	(1,830,026)	(443,429)
Cash and cash equivalents, beginning of period	6,377,488	4,319,579
Cash and cash equivalents, end of period	4,547,462	3,876,150

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	569,670	280,722
Income taxes	266,145	259,122

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the nine months ended June 30, 2008 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2007. The Company follows the same accounting policies in preparation of interim reports.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”(SFAS 160). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect of SFAS 160 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating what the impact will be, if any, of adopting SFAS 161 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

 In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations and is currently not yet in a position to determine such effects.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations and is currently not yet in a position to determine such effects.

4. Net Income Per Share

Net income per share- Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At June 30, 2008 and 2007, the basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

	Three months ended June 30
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Net Income for the period	1,736,853	1,452,162

Weighted average common stock outstanding	44,727,171	44,677,171

Net income per share	0.04	0.03

Diluted income per share

Net Income for the period	1,736,853	1,452,162

Weighted average common stock outstanding	44,727,171	44,677,171

Effect of dilution
Restricted stock	122,121	-
Options	-	-
Weighted average common stock outstanding	44,849,292	44,677,171

Net income per share	0.04	0.03

	Nine months ended June 30
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Net Income for the period	3,469,157	4,137,607

Weighted average common stock outstanding	44,727,171	44,677,171

Net income per share	0.08	0.09

Diluted income per share

Net Income for the period	3,469,157	4,137,607

Weighted average common stock outstanding	44,727,171	44,677,171

Effect of dilution
Restricted stock	122,121	-
Options	-
Weighted average common stock outstanding	44,849,292	44,677,171

Net income per share	0.08	0.09

As of June 30, 2008, 8,333 and 20,000 potential common shares relating to options at the exercise price of US$9.25 and US$4.75 per share, respectively, and representing the total options granted, were excluded from the computations of diluted income per share as both exercise prices were higher than the average market price for the year ended June 30, 2008.

5. Inventories

Inventories by major categories are summarized as follows:
	June 30	September 30
	2008	2007
	(Unaudited)
	US$	US$
Raw materials	5,124,199	4,496,795
Work in progress	8,017,423	4,057,579
Finished goods	2,904,931	2,929,068
	16,046,553	11,483,442

6. Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes has been made as the Company has no taxable income for the third quarter and does not expect to have taxable income for the full year. The applicable income tax rate for the Company for the nine months ended June 30, 2008 and 2007 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited, a 60% owned subsidiary of the Company, is incorporated in Hong Kong. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The Company was incorporated in January 2008 and there are no operations to this subsidiary up to the end of June 30, 2008. The applicable statutory tax rate for the subsidiary is 17.5%.

 PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, or EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions.

Despite these pending changes, the EIT Law gives existing foreign investment enterprises a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During the grandfather period, the income tax rate for foreign investment enterprises that currently enjoy 15% income tax rate will increase from 18%, 20%, 22%, and 24% in year 2008, 2009, 2010, and 2011 respectively, and reach 25% in year 2012. For foreign investment enterprises that currently enjoy fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Two of our PRC subsidiaries, Winner Medical & Textile Ltd. Chongyang, and Winner Medical (Huanggang) Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. As such, for the first two calendar years ended December 31, 2008 and 2009, Winner Medical (Huanggang) Co., Ltd. is exempted from any enterprise income tax. Between January 1, 2010 and December 31, 2012, Winner Medical (Huanggang) Co., Ltd. is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2010, Winner Medical & Textile Ltd. Chongyang is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2009, Hubei Winner Textiles Co., Ltd. is subject to an enterprise income tax rate of 12.5%. In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoy a 15% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

6. Income Taxes - Continued

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48). This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognizing, classification and disclosure of these uncertain tax positions.

The Company’s policy on classification of all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statue of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until June 30, 2008, the directors considered that the Company had no uncertain tax positions affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the nine months ended June 30, 2008. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China tax authority. The open tax years for examinations in China are 5 years.

7. Related Party Transactions

During the nine months ended June 30, 2008 and 2007, the Company sold goods to Safe Secure Packing (Shenzhen) Co., Ltd. for $Nil and US$1,740 respectively and purchased goods it for US$Nil and US$491,463 respectively. Mr. Jianquan Li, director of the Company previously, sold all of his controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. in April 2007 to a third party. As of June 30, 2008, amount due to Safe Secure Packing (Shenzhen) Co., Ltd was Nil.

During the nine months ended June 30, 2008 and 2007, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$835,127 and US$574,226 respectively. Mr. Jianquan Li, a director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of June 30, 2008, the outstanding balance due from Winner Medical & Textile (H.K.) Limited was US$352,729.

During the nine months ended June 30, 2008 and 2007, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$Nil and US$143 respectively and purchased goods from it for US$639,629 and USD$358,994. As of June 30, 2008, amount due to the equity investee was US$33,739.

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

8. Stock-Based Compensation - Continued

	Nine months ended June 30
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$

Risk free interest rate	2. 91%	4.5%
Volatility	77.72%	54.80%
Expected life (years)	3	3
Dividends	-	-
Weighted average fair value of options granted during the period	0.20	0.5

On May 8, 2006, the Company contracted with two of the independent directors to grant to them non-qualified options for the purchase up to 20,000 shares of the common stock of the Company. The options are exercisable within three years from the grant date. The exercise price is equal to the fair market value on the grant date. On October 1, 2007, the Company and the two independent directors agreed to increase the cash compensation to them of US$5,000 each in order to substitute the option compensation terms agreed in the previous contracts. The options granted according to the previous contracts are still valid. The total stock-based compensation costs for the nine months ended June 30, 2008 and 2007 are US$Nil and US$22,400, respectively.

A summary of option activity under the Plan as of June 30, 2008, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years

Outstanding at October 1, 2006	8,334	9.25	1.58
Granted (from Oct 1, 2006 to Sep 30, 2007)	20,000	4.75	2.35
Exercised (from Oct 1, 2006 to Sep 30, 2007)	-	-	-
Forfeited or expired	-	-	-
Outstanding at October 1, 2007	28,334	6.74	2.13
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2008	28,334	6.07	1.38

The Company had entered into a one year consulting agreement with Heritage Management Consultants, Inc., “Heritage” in 2005, pursuant to which Heritage would assist the Company in meeting its obligations as a U.S. publicly traded company. This agreement was subsequently replaced by another agreement that covered a specific period of one year commencing January 25, 2006. On May 30, 2006, the Company has further amended and superseded the two previous agreements with Heritage. Pursuant to the agreement, as amended, Heritage would assist the Company in meeting the obligations of a U.S. publicly traded company in exchange for an annual compensation of $175,000 and 50,000 shares of common stock of the Company, which would be delivered on or before July 31, 2006. As of January 25, 2007, the expiry date of the consulting service contract, the fair value of the 50,000 shares based on the market price of US$4 per share was US$200,000. The common stock was issued to Heritage on November 18, 2007.

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

8. Stock-Based Compensation - Continued

A summary of the restricted stock units activity under the Plan is as follows:
Number of units

Units outstanding at Oct 1, 2007	-
Granted	1,000,000
Exercised	-
Cancelled	-
Units outstanding at June 30, 2008	1,000,000

Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 5, 2007, which was $1.80 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.  The Company recorded share-based compensation expense of USD 131,250 and USD 393,750 for the three months and nine months period ended June 30, 2008, respectively.

9. Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
(Unaudited)
Three months ending September 30, 2008 Years ending September 30	45,997
2009	162,403
2010	64,058
2011	-
Total minimum lease payments	272,458

Rental expenses under operating leases included in the statement of income were US$204,318 and US$203,178 for the nine months ended June 30, 2008 and 2007, respectively.

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$500,221 and US$254,342 as of June 30, 2008 and 2007, respectively.

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

11. Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. Total sales made to this customer amounting to 16% and 18% of the total net sales for the nine months ended June 30, 2008 and 2007, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were bad debt expense US$86,942 and US$3,115 during the nine months ended June 30, 2008 and 2007, respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 6.4% to7.47%. Other financial assets and liabilities do not have material interest rate risk.

Credit risk - The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment. In order to reduce the risk of inability to collect the accounts receivables, the company entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which became effective on April 25, 2008 and automatically renewed unless a one month written notice is given by either party. A total of US$18.7 million of accounts receivables from the customers were covered under this insurance contract.

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

Labour Contract Law risk - On June 29, 2007, the Labour Contract Law was adopted by the Standing Committee of the National People’s Congress of the PRC and became effective from January 1, 2008. The new law covers changes and new requirements on employment contracts, contract termination, compensations, severance payment, employee records, handbook and manual formulation, seconded workers, oral contracts and part-time employees, etc. The Company has evaluated the impact of this law, and concluded that no material compensation cost or penalties was considered necessary to be provided in the Company’s financial statements for the nine months ended June 30, 2008.

12. Geographical Information

The Company has only one business segment, which is manufacturing and trading of medical dressings and medical disposables. The Company's sales by geographic destination are analyzed as follows:

	Three months ended June 30
	2008	2007
	US$	US$

Europe	10,341,642	6,652,487
Japan	3,998,528	3,023,165
North and South America	4,442,568	3,139,593
PRC	3,336,503	3,073,081
Others	954,334	1,883,850
Total net sales	23,073,575	17,772,176

12. Geographical Information - Continued

	Nine months ended June 30
	2008	2007
	US$	US$

Europe	27,338,412	18,023,048
Japan	12,575,443	11,030,662
North and South America	8,410,992	6,655,317
PRC	8,679,689	7,294,527
Others	3,282,940	5,767,303
Total net sales	60,287,476	48,770,857

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

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended June 30, 2008 and 2007, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Report.

Our Company History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. From July 1993 until late 2005, our immediate predecessor, Las Vegas Resorts Corporation, and its predecessors had no meaningful business operations.

In July 2005, Winner Group Limited entered into a financial advisory agreement with HFG International, Limited, HFG, pursuant to which HFG agreed to provide financial advisory and consulting services in facilitating the transaction by which Winner Group Limited would go public, which, among other things, included locating a proper shell company. In November 2005, HFG recommended Winner Medical Group Inc. to the management of Winner Group Limited and Winner Group Limited started negotiations with Winner Medical Group Inc. on a possible reverse acquisition transaction. Other than fees paid to HFG International, Limited pursuant to that financial advisory agreement, no finder’s fees or other forms of consideration were paid by Winner Group Limited or us or our respective officers, directors or shareholders in connection with the share exchange.

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

We have integrated manufacturing lines that provide our clients with the ability to procure certain products from a single supplier. In developing markets such as South East Asia, the Middle East, South America, and Africa, we sell our own “Winner” branded products. In the developed countries where we sell our products, we also operate on an original equipment manufacturer, OEM, basis whereby we provide our customers with our specialized design, manufacturing and packaging services and a customized product that is then sold by the customer under its brand name. When we work on this basis, our clients are able to select the design, size, type and scale of the products we manufacture for them. OEM sales have accounted for approximately 65% of our sales revenue.

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

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. Our subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, has commenced production of the new spunlace cotton nonwoven products, “PurCotton” products. The PurCotton product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Patent applications covering the invention of spunlace cotton nonwoven process have been made in more than 30 countries. Patents have been granted in China, patent number: ZL200510033147.1; in the United States, patent number 11/169, 240; in Russia, patent number 2005118845/12(021367); and in Singapore, patent number: 200503941-7. Our patented manufacturing process enables us to produce PurCotton at a lower cost than the woven cotton products, so we expect our new PurCotton products to gradually supersede our gauze products.

We increased the sales and marketing input for PurCotton products, and our focus is the Japanese, Chinese, US and European markets. Our marketing strategy for thePurCotton products is to sell PurCotton raw materials first in the jumble roll form, and then sell the finished PurCotton products. Our customers from the US, Japan, and Europe are doing factory and production system verification and product quality testing on the finished PurCotton products for medical use. Currently, we started selling PurCotton raw materials to customers in China, Japan and the US who produce consumer products. In China, we have built relationships with local distributors, and started to sell PurCotton raw materials to them. At the same time, we are at the stage of processing small scale trial orders with customers in Japan and the US, and are waiting for confirmation for future sale contracts. During the nine months ended June 30, 2008, revenue from these products reached approximately $845,000.

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

Another trend or consumption pattern in our industry is that hospitals are increasingly seeking to reduce their costs. One method hospitals employ to reduce costs is to seek alternative products that increase efficiency or reduce labor costs. For example, disposable catheters may reduce the need for frequent changes of diapers and bed sheets. Other popular disposable products used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothing and accessories. We believe the demand for cost-effective products and healthcare solutions and an increasing emphasis on health in the US and European Union will bring about increased demand for medical instruments, medical dressings and medical disposables products.

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

We encounter significant competition within China and throughout the world. Some of our competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets than we do. However, we believe that while our China-based competitors have lower labor costs, their products often lack diversity. With respect to our competitors located outside China, we believe that competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. Our competition in Europe and the US may have a geographic advantage in the European Union and US markets, but we believe they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

This level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Our competitive advantages

Customers in the medical field employ high quality standards, since the product quality and safety is their primary consideration. They will undergo strict factory and production system verification and product quality testing on their target suppliers. Once the supplier passed their test, it is costly for the customers to switch to others. Compared with our competitors, our competitive advantages include the following:

- Sound quality management system and certificates obtained. We have already established three quality management system, ISO9001:2000 quality management system, ISO13485:2003 medical devices quality control system, and 21CFR Part 820 U.S. FDA (United States Food and Drug Administration) Medical Device Quality System Regulation. Also, we are proud to be one of the few to receive FDA approval to export sterilized products to the US directly. Currently, over 90% of our products have obtained EU CE certificates. There are also 30 types of products registered and listed with the FDA in the US, among those are the sterilization pouches and face masks have got 510K (US FDA) certificates. The Japanese certificates, which are awarded to individual factories, have been granted to ours Shenzhen factory, Jiayu factory, and Chongyang factory, which are factories qualified and entitled to export products to Japan.

-Quality control on vertically integrated production capacities.  We have shaped our integrated manufacturing lines to meet client preferences of procuring a range of products from a single trusted supplier. Our services range from raw material processing, bleaching, folding, packaging and sterilization to finished product delivery. They are adamant about maintaining stringent quality control throughout each stage. We have eight factories in Hubei, Shenzhen and Huanggang, production plants in Hubei province are primarily focused on upstream manufacturing, and the facilities in Shenzhen are focused on higher value-added processing to finished products.

Our strategy against increasing cost and expenses

We have seen, even with our increased revenue, higher costs and expenses as a proportion of revenue. Following is our strategy to address this challenge:

- Focus on higher margin products. As our long term plan, we are in the process of executing a systematic plan for the marketing and sales of PurCotton products, which have a higher margin than our traditional products. Even though we experienced low margins during the initial stage of the PurCotton product launch, we believe it will generate a higher margin than our traditional products once PurCotton products commence mass production. At the same time, we are working on equipment improvements in Winner Huanggang to increase production efficiency.

- Focus on domestic market sale. We are developing the domestic markets in China through Over The Counter, “OTC” drugstore chains; local distributors; hospitals and supermarkets.

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

- Control administrative expense. We will continue to optimize the Enterprise Resources Planning, “ERP”, software provided by Systems Applications and Products company, “SAP”, which enables us to reduce our administrative staff, and thus lower our administrative expenses.

- Optimize resource allocation. We aim to reduce production costs and administrative and transportation expenses, we will optimize resource allocation. For instance, due to the limited production and operational area, our wholly-owned subsidiary, Winner Medical & Textile Ltd. Zhuhai, “Winner Zhuhai”, is not able to further expand its production of certain types of gauze products. To solve this resource restraint, we were able to transfer production to Winner Industrial (Shenzhen) Co. Ltd., “Winner Shenzhen” and Winner Medical & Textile Ltd. Jingmen, “Winner Jingmen”.

- Reduce labor input. Through improving production techniques, we can reduce labor costs and increase efficiency by replacing hand labor with automated processes.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

The following table sets forth certain aspects of our income statement information for the three months ended June 30, 2008 and 2007.

(All amounts, other than percentages, in thousands of US dollars)

	THREE MONTHS ENDED 06/30/08		THREE MONTHS ENDED 06/30/07
Item	In Thousands	As a Percentage	In Thousands	As a Percentage
Sales revenue	23,074	100%	17,772	100%
Costs of goods sold	17,094	74.08%	13,383	75.30%
Other operating income, net (1)	-169	-0.73%	-48	-0.27%
Selling, general and administrative expenses	3,656	15.84%	2,693	15.15%
Interest expense	196	0.85%	113	0.64%
Interest income	14	0.06%	5	0.03%
Investment yields	16	0.07%	50	0.28%
Income tax	271	1.17%	93	0.52%
Minority interest	21	0.09%	-45	-0.25%
Net income	1,737	7.53%	1,452	8.17%
(1) Other operating income, net mainly consists of income from unused raw materials and leftover material sales, and taxes refunds.

Sales Revenue

Sales revenue increased $5,302,000, or approximately 29.83%, to $23,074,000 for the three months ended June 30, 2008, from $17,772,000 for the three months ended June 30, 2007. This increase was mainly attributable to an increased volume of large sales orders, especially from European and US customers. The sales revenue to European and US customers was $10,342,000 and 4,443,000 for the three months ended June 30, 2008, respectively, an increase of 55.47% and 41.50% compared to the same period last year. In terms of product type, the increased sale of Medical Care products is the main reason for the revenue increase. We have been gradually shifting our resources and services to larger clients. As a result, we expect revenue from these significant customers will increase in the future.

After equipment installation and adjustment, as well as factory audits by customers, we commenced small scale production of PurCotton raw materials in the form of jumble rolls. In China, we have built relationships with local distributors, and started to sell PurCotton raw materials to them. At the same time, we are in the stage of processing small scale trial orders with customers in Japan and the US, and are waiting for the confirmation for future sale contracts. During the three months ended June 30, 2008, revenue from these products reached approximately $326,000.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sold our products for the three months ended June 30, 2008 and 2007. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in thousands of US dollars

	Three Months Ended on 06/30/08	Percentage of Total Revenues	Three Months Ended on 06/30/07	Percentage of Total Revenues
Europe	10,342	44.82%	6,652	37.43%
Japan	3,999	17.33%	3,023	17.01%
North and South America	4,443	19.26%	3,140	17.67%
China	3,336	14.46%	3,073	17.29%
Other	954	4.13%	1,884	10.60%
Total	23,074	100.00%	17,772	100%

Other Operating Income - net

Our other operating income - net, for the three months ended June 30, 2008, decreased $121,000 to a loss of $169,000, from a loss of $48,000 during the three months ended June 30, 2007. Other operating income - net mainly consists of income from sales of unused raw materials such as cotton and packing materials, sales of leftover materials and tax refunds for reinvestment of profit, foreign currency exchange losses, and government subsidies.

Cost of Goods Sold

Our cost of goods sold increased $3,711,000 to $17,094,000 for the three months ended June 30, 2008, from $13,383,000 for the three months ended June 30, 2007. As a percentage of sales revenue, the cost of goods sold decreased to 74.08% in the three months ended June 30, 2008, from 75.30% in the three months ended June 30, 2007. The decrease in cost of goods sold as a percentage of revenue was due to the price increase of our products, the unit product cost decrease as a result of better economies of scale and improvement of our production management, which enable us to reduce material waste.

Gross Profits

Our gross profit increased $1,589,000 to $5,979,000 for the three months ended June 30, 2008 from $4,390,000 for the three months ended June 30, 2007. Gross profit as a percentage of sales revenue was 25.91% for the three months ended June 30, 2008, as compared to 24.70% during the three months ended June 30, 2007.

The increase in gross profit as a percentage of revenue was mainly due to the price increase of our products, the unit product cost decrease as a result of better economies of scale, and improvement of our production management, which enable us to reduce material waste.

Selling Expenses

Our selling expenses decreased $37,000 to $1,621,000 for the three months ended June 30, 2008, from $1,658,000 for the three months ended June 30, 2007. As a percentage of revenues, our selling expenses decreased to 7.03% for the three months ended June 30, 2008, from 9.33% for the three months ended June 30, 2007. The decrease was primarily attributable to a decrease in transportation costs. For the three months ended June 30, 2008, the transportation cost decreased $55,000, compared with the same period last year.

At present, we perform nearly all of our finished product manufacturing at our Shenzhen, China based manufacturing facilities. Our facilities in Hubei provide semi-finished products to the Shenzhen facilities, where the products are finished. We export our products to overseas markets from our Shenzhen facilities. Therefore, there are two important elements of transportation costs that affect us: one is the transportation cost between our Hubei and Shenzhen production facilities; the other is the shipping cost to export our products to destinations outside China. Our domestic land transportation expenses, i.e. transportation costs within China, were $247,000 and $160,000 for the three months ended June 30, 2008 and 2007, respectively. Our export transportation expenses were $889,000, 3.85% of total sales, and $1,031,000, 5.80% of total sales, for the three months ended June 30, 2008 and 2007, respectively. Our export transportation fees for the three months ended June 30, 2008 decreased by $142,000 from the three months ended June 30, 2007, or approximately 13.79%. This decrease in the export transportation expenses was mainly due to the overall decrease in the export volume from China.

Administrative Expenses

Our administrative expenses increased $1,000,000, or 96.58%, to $2,035,000 for the three months ended June 30, 2008 from $1,035,000 for the three months ended June 30, 2007. As a percentage of net revenues, administrative expenses increased to 8.82% for the three months ended June 30, 2008 from 5.82% for the three months ended June 30, 2007. This increase was primarily attributable to (1) a grant of 1 million shares of restricted stock to our management and employees pursuant to the Company’s stock incentive plan on October 8, 2007, the apportionment of expenses for the three months ended June 30, 2008 being approximately $131,000, (2) commencement of small scale production by our subsidiary factory, Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, which produces PurCotton products in the quarter ended June 30, 2008, whereas in the same period last year, Winner Huanggang was under construction, and the related administrative expenses for the Winner Huanggang factory for the three months ended June 30, 2008 increased approximately $526,000 compared to the same period last year, which includes a $174,000 provision for decline in value of inventory, (3) an increase in salary for the management and administrative staff, and (4) administrative expenses related to implementation of Sarbanes-Oxley 404 compliance project since January 2008.

Interest Expense

Interest expense increased to approximately $196,000, 0.85% of total revenue, for the three months ended June 30, 2008 as compared to approximately $113,000, 0.64% of total revenue, for the three months ended June 30, 2007, an increase of approximately $83,000 or 73.45%. Our interest expense relates to bank loans which are primarily used to improve our production capacity, to maintain inventory level, and to maintain daily operation. The percentage increase of interest expense was mainly due to (1) an increase in our comparatively high average outstanding balance of bank loans of approximately $16,009,000 as of June 30, 2008, compared with approximately $9,586,000 as of June 30, 2007, and (2) increased interest rates. On June 30, 2008 and 2007, the interest rate for RMB bank loans with a term of 12 months was 7.47% and 6.57%, respectively.

Income Taxes

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, or EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, two of our subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatments. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Three of our PRC subsidiaries, Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Winner Medical (Huanggang) Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. As such, for the first two calendar years ended December 31, 2008 and 2009, Winner Medical (Huanggang) Co., Ltd. is exempted from any enterprise income tax. Between January 1, 2010 and December 31, 2012, Winner Medical (Huanggang) Co., Ltd. is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2010, Winner Medical & Textile Ltd. Chongyang is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2009, Hubei Winner Textiles Co., Ltd. is subject to an enterprise income tax rate of 12.5%.

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoy a 15% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012. In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Industries (Shenzhen) Co., Ltd. as a High-Technology Enterprise, and the income tax rate of Winner Industries (Shenzhen) Co., Ltd. is 7.5% in 2007. However, the qualification of High-Technology Enterprise will be re-evaluated, and the newly recognized High- Technology Enterprise will enjoy a tax rate of 15%. The re-evaluation is not started yet, thus Winner Industries (Shenzhen) Co., Ltd. currently is subject to an income tax rate of 18%.

Winner Medical & Textile Ltd. Zhuhai, Shanghai Winner Medical Apparatus Co., Ltd., and Winner Medical & Textile Ltd. Jiayu have no assessable income for the three months ended June 30, 2008 and 2007.

No provision for Hong Kong tax is made as Winner Medical (Hong Kong) Limited has no assessable income in Hong Kong as of June 30, 2008. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended June 30, 2008 and 2007. The enterprise income tax of US is 34%.

Our income tax provision for the three months ended June 30, 2008 and 2007 were $271,000 and $93,000 respectively. The increase of tax was mainly due to a change in the tax rate on our subsidiaries in China.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $21,000 and -$45,000 in the three months ended June 30, 2008 and 2007, respectively, reflecting third party minority interests in two of our subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd., and 40% in Winner Medical (Hong Kong) Limited.

Net Income (profit after taxes)

Net income increased to approximately $1,737,000 for the three months ended June 30, 2008 as compared to approximately $1,452,000 for the same period of 2007, an increase of approximately $285,000, or approximately 19.63%. This increase is mainly attributable to: an increase of sales revenue during the three months ended June 30, 2008, as compared with the same period last year, the price increase of our products, better economies of scales, and improvement of our production management, which enable us to reduce material waste.

Comparison of the Nine months Ended June 30, 2008 and 2007

The following table sets forth certain aspects of our income statement information for the nine months ended June 30, 2008 and 2007.

(All amounts, other than percentages, in thousands of US dollars)

	NINE MONTHS ENDED 06/30/08		NINE MONTHS ENDED 06/30/07
Item	In Thousands	As a Percentage	In Thousands	As a Percentage
Sales revenue	60,287	100%	48,771	100%
Cost of goods sold	45,557	75.57%	37,072	76.01%
Other operating income, net (1)	-268	-0.44%	263	0.54%
Selling, general and administrative expenses	10,581	17.55%	7,722	15.83%
Interest expense	435	0.72%	291	0.60%
Interest income	32	0.05%	16	0.03%
Investment yields	40	0.07%	136	0.28%
Income tax	-113	-0.19%	102	0.21%
Minority interest	64	0.11%	-66	-0.13%
Net income	3,469	5.75%	4,138	8.48%
(1) Other operating income, net mainly consists of income from unused raw materials and leftover material sales, and tax refund.

Sales Revenue

Sales revenue increased $11,516,000, or approximately 23.61%, to $60,287,000 for the nine months ended June 30, 2008, from $48,771,000 for the nine months ended June 30, 2007. This increase was mainly attributable to an increased volume of large sales orders, especially from European customers. The sales revenue from European customers was $27,338,000 for the nine months ended June 30, 2008, an increase of 51.68% compared to the same period last year. In terms of product type, the increased Medical Care product sales mainly drove the revenue increase. We have been gradually shifting our resources and services to larger clients. As a result, we expect revenue from these significant customers will increase in the future.

After equipment installation and adjustment, as well as factory audit by customers, we commenced small scale production of PurCotton raw materials in the jumble roll form. In China, we have built relationships with local distributors, and started to sell PurCotton raw materials to them. At the same time, we are in the stage of processing small scale trial orders with customers in Japan and the US, and are waiting for the confirmation for future sale contracts. During the nine months ended June 30, 2008, revenue from these products reached approximately $845,000.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sold our products for the nine months ended June 30, 2008 and 2007. The table also provides the percentage of total revenues represented by each listed region.

All amounts, other than percentages, in thousands of US dollars

	Nine months Ended on 06/30/08	Percentage of Total Revenues	Nine months Ended on 06/30/07	Percentage of Total Revenues
Europe	27,338	45.35%	18,023	36.95%
Japan	12,575	20.86%	11,031	22.62%
North and South America	8,411	13.95%	6,655	13.65%
China	8,680	14.40%	7,295	14.96%
Other	3,283	5.45%	5,767	11.82%
Total	60,287	100.00%	48,771	100%

Other Operating Income - net

Our other operating income - net, for the nine months ended June 30, 2008, decreased $531,000 to a loss of $268,000, from $263,000 during the nine months ended June 30, 2007. Other operating income - net mainly consists of income from sales of unused raw materials, such as cotton and packing materials; sales of leftover materials; tax refunds for reinvestment of profit; foreign currency exchange loss, and government subsidies.

Cost of Goods Sold

Our cost of goods sold increased $8,485,000 to $45,557,000 for the nine months ended June 30, 2008, from $37,072,000 during the nine months ended June 30, 2007. As a percentage of sales revenues, the cost of goods sold decreased to 75.57% in the nine months ended June 30, 2008 from 76.01% in the nine months ended June 30, 2007. The increase in cost of good sold was due to increased sales revenue. The decrease in cost of goods sold as a percentage of revenue was due to the price increase of our products, the unit product cost decrease as a result of better economies of scale, and improvement of our production management, which enable us to reduce material waste.

Gross Profits

Our gross profit increased $3,032,000 to $14,731,000 for the nine months ended June 30, 2008, from $11,699,000 for the nine months ended June 30, 2007. Gross profit as a percentage of sales revenue was 24.43% for the nine months ended June 30, 2008, as compared to 23.99% during the nine months ended June 30, 2007.

The increase in gross profit as a percentage of revenue was mainly due to the price increase of our products, the unit product cost decrease as a result of better economies of scale, and improvement of our production management, which enable us to reduce material waste.

Selling Expenses

Our selling expenses increased $874,000 to $4,874,000 for the nine months ended June 30, 2008, from $4,000,000 for the nine months ended June 30, 2007. As a percentage of net revenues, our selling expenses decreased to 8.08% for the nine months ended June 30, 2008 from 8.20% for the nine months ended June 30, 2007. The increase was primarily attributable to an increase in transportation costs and increased sales and marketing expenses related to PurCotton products. For the nine months ended June 30, 2008, the transportation cost is $3,447,000, or approximately 5.72% of total sales revenue.

At present, we perform nearly all of our finished product manufacturing at our Shenzhen, China based manufacturing facilities. Our facilities in Hubei provide semi-finished products to the Shenzhen facilities, where the products are finished. We export our products to overseas markets from our Shenzhen facilities. Therefore, there are two important elements of transportation costs that affect us: one is the transportation cost between our Hubei and Shenzhen production facilities, and the other is the shipping cost to export our products to destinations outside China. Our domestic land transportation expenses, i.e., transportation costs within China, were $619,000 and $405,000 for the nine months ended June 30, 2008 and 2007, respectively. Our export transportation expenses were $2,827,000, 4.69% of total sales, and $2,494,000, 5.11% of total sales, for the nine months ended June 30, 2008 and 2007, respectively. Our export transportation fees for the nine months ended June 30, 2008 increased by $333,000 from the nine months ended June 30, 2007, or approximately 13.37%. This increase in the export transportation expenses was mainly due to an increase of unit transportation fees related to increased oil prices.

Administrative Expenses

Our administrative expenses increased $1,986,000, or 53.35%, to $5,708,000 for the nine months ended June 30, 2008 from $3,722,000 for the nine months ended June 30, 2007. As a percentage of net revenues, administrative expenses increased to 9.47% for the nine months ended June 30, 2008 from 7.63% for the nine months ended June 30, 2007. This increase was primarily attributable to (1) a grant of 1 million shares of restricted stock to our management and employees pursuant to the Company’s stock incentive plan on October 8, 2007, the apportionment of expenses for the nine months ended June 30, 2008 being approximately $393,000, (2) commencement of small scale production at our subsidiary factory, Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, which produces PurCotton products, in the nine month ended June 30, 2008, whereas in the same period last year, Winner Huanggang was under construction, and the related administrative expenses in the factory of Winner Huanggang for the nine month ended June 30, 2008 increased approximately $842,000 compared to the same period last year, which includes a $174,000 provision for decline in value of inventory (3) an increase in salary for the management and administrative staff, and (4) the negative effect of the south China snowstorms.

Interest Expense

Interest expense increased to approximately $435,000, 0.72% of total revenue, for the nine months ended June 30, 2008 as compared to approximately $291,000, 0.60% of total revenue, for the same period of 2007, an increase of approximately $144,000, or 49.48%. Our interest expense relates to bank loans which are primarily used to improve our production capacity, to maintain inventory level, and to maintain daily operation.. The percentage increase of interest expense was mainly due to an increase in our comparatively high average outstanding balance of bank loans of approximately $16,009,000 as of June 30, 2008, compared with approximately $9,586,000 as of June 30, 2007, and increased interest rates. On June 30, 2008 and 2007, the interest rate for RMB bank loans with a term of 12 months was 7.47% and 6.57%, respectively.

Income Taxes

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, or EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, two of our subsidiaries in China, including Winner Medical &Textile Ltd., Jingmen, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatments. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Three of our PRC subsidiaries, Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Winner Medical (Huanggang) Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. As such, for the first two calendar years ended December 31, 2008 and 2009, Winner Medical (Huanggang) Co., Ltd. is exempted from any enterprise income tax. Between January 1, 2010 and December 31, 2012, Winner Medical (Huanggang) Co., Ltd. is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2010, Winner Medical & Textile Ltd. Chongyang is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2009, Hubei Winner Textiles Co., Ltd. is subject to an enterprise income tax rate of 12.5%.

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoy a 15% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in year 2012. In 2006, Shenzhen Bureau of Science Technology & Information formally recognized Winner Industries (Shenzhen) Co., Ltd. as a High-Technology Enterprise, and the income tax rate of Winner Industries (Shenzhen) Co., Ltd. is 7.5% in year 2007. However, the qualification of High-Technology Enterprise will be re-evaluated, and the newly recognized High-Technology Enterprise will enjoy a tax rate of 15%. The re-evaluation is not started yet, thus Winner Industries (Shenzhen) Co., Ltd. currently is subject to an income tax rate of 18%.

Winner Medical & Textile Ltd. Zhuhai, Shanghai Winner Medical Apparatus Co., Ltd., and Winner Medical & Textile Ltd. Jiayu have no assessable income for the three months ended June 30, 2008 and 2007.

No provision for Hong Kong tax is made as Winner Medical (Hong Kong) Limited has no assessable income in Hong Kong as of June 30, 2008. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the nine months ended June 30, 2008 and 2007. The enterprise income tax of US is 34%.

Our income tax provision for the nine months ended June 30, 2008 and 2007 were -$113,000 and $102,000, respectively. After we reassessed our tax status, the over-provision of income taxes was written off in the second fiscal quarter of 2008 and 2007.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $64,000 and -$66,000 in the nine months ended June 30, 2008 and 2007, respectively, reflecting third-party minority interests in one of our subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd., and 40% in Winner Medical (Hong Kong) Limited.

Net Income (profit after taxes)

Net income decreased to approximately $3,469,000 for the nine months ended June 30, 2008, as compared to approximately $4,138,000 for the same period of 2007, a decrease of approximately $669,000, or approximately 16.17%. This decrease is mainly attributable to: (1) an increase of approximately $301,000 in foreign currency exchange loss compared with the same period last year, (2) commencement of small scale production at our subsidiary, factory of Winner Huanggang, which produces PurCotton products, in late 2007, whereas the relatively high fixed expenses, such as depreciation, employee salaries, training expenses, etc. resulted in a net loss of approximately $1,185,000, and in the same period last year, when Winner Huanggang was under construction, the net loss was approximately $67,000, as a result, compared with the nine months ended June 30, 2007, the net loss in the factory of Winner Huanggang increased $1,118,000 for the nine months ended June 30, 2008 and (3) a grant of 1 million shares of restricted stock to our management and employees pursuant to the Company’s stock incentive plan on October 7, 2007, the apportionment of expenses for the nine months ended June 30, 2008 being approximately $393,000. However, we raised the sales price of some products for most of our customers, and improved the production management to reduce manufacture cost, which helped to offset those negative impacts on our net income.

Foreign Currency Translation Differences

There was an increase in foreign currency translation difference, equal to approximately $5,774,000 and $2,143,000 in the nine months ended June 30, 2008 and 2007, respectively. On July 21, 2005, China reformed its foreign currency exchange policy to adopt floating RMB exchange rates. On June 30, 2008 and 2007, the exchange rates of RMB against US dollar were 6.8591 and 7.6155, respectively; the appreciation was 11.02%. As a result, we utilized different exchange rates to translate RMB into US dollar in our financial statements for the nine months ended June 30, 2008 and 2007. In the nine months ended June 30, 2008, the exchange rates of 6.8591, 8.277 and 7.1847 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 7.6155, 8.277 and 7.7621 in the nine months ended June 30, 2007, respectively.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $4,547,000.

Cash Flow

	Nine Months Ended June 30,
	2008	2007
	(in thousands)

Net cash provided by operating activities	3,875	4,325
Net cash (used in) investing activities	(8,477)	(8,572)
Net cash provided by financing activities	1,975	3,419
Effect of exchange rate changes on cash and cash equivalents	798	384
Net increase (decrease) in cash and cash equivalent	(1,830)	(443)
Cash and cash equivalents at the beginning of period	6,377	4,320
Cash and cash equivalents at the end of period	4,547	3,876

Operating Activities:

Net cash provided by operating activities was $3,875,000 for the nine months ended June 30, 2008, as compared to $4,325,000 net cash provided by operating activities for the same period in 2007. The decrease of cash provided by operating activities was mainly due to an increase in inventory. For the purchase of the primary raw material, cotton, we usually carry a large storage each year based on the forecast of the future cotton price. During the nine months ended June 30, 2008, based on the management’s judgment of the future cotton price, we purchased large amount of cotton from Chinese suppliers, which resulted the increase.

Investing Activities:

Net cash used in investing activities for the nine months ended June 30, 2008 and 2007 were $8,477,000 and $8,572,000, respectively. Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment in Huanggang Winner.

Financing Activities:

Net cash provided by financing activities in the nine months ended June 30, 2008 totaled $1,975,000 as compared to $3,419,000 used in financing activities in the same period of 2007.

Our debt to asset ratio was 27.45% as of June 30, 2008. We plan to maintain a debt to asset ratio that is below 40%, with an increase in long-term loans and a decrease in short-term loans. We believe that we currently maintain a good business relationship with each of the banks with whom we have loans, as identified in the table below.

As of June 30, 2008, we have loans with Chinese banks totaling $16,009,000. These loans have annual interest rates ranging from 6.4%-7.47%.

Bank loans as of June 30, 2008

			Interest		Balance as of June 30, 2008
Loan	Bank	Loan period	rate	Secured by	US$
A	Shenzhen Industrial and Commercial Bank of China	11-29-2007 to 09-27-2008	7.29%	Land use rights & buildings	1,457,917
B	Shenzhen Industrial and Commercial Bank of China	11-26-2007 to 09-27-2008	7.29%	Land use rights & buildings	1,457,917
C	China Merchants Bank, Shenzhen Branch	01-02-2008 to 01-02-2009	7.47%	Land use rights & buildings	1,166,334
D	China Merchants Bank, Shenzhen Branch	01-02-2008 to 01-02-2009	7.47%	Land use rights & buildings	1,020,542
E	China Merchants Bank, Shenzhen Branch	01-10-2008 to 07-10-2009	7.47%	Land use rights & buildings	1,457,917
F	China Merchants Bank, Shenzhen Branch	05-27-2008 to 05-27-2009	7.47%	Land use rights & buildings	1,166,334
G	China Merchants Bank, Shenzhen Branch	06-30-2008 to 04-15-2009	7.47%	Land use rights & buildings	1,312,125
H	China Merchants Bank, Shenzhen Branch	04-29-2008 to 07-28-2008	6.40%	Land use rights & buildings	190,991
I	Tian Men Industrial and Commercial Bank of China	09-24-2007 to 09-23-2008	7.29%	Land use rights & buildings	728,959
J	Tian Men Industrial and Commercial Bank of China	09-13-2007 to 09-12-2008	7.02%	Land use rights & buildings	1,603,709
K	Agricultural Bank of China, Huanggang Branch	08-10-2007 to 08-09-2008	6.84%	-	1,020,542
L	Huanggang Industrial and Commercial Bank of China	09-30-2007 to 09-29-2008	7.29%	Land use rights & buildings	1,312,126
M	Huanggang Industrial and Commercial Bank of China	01-22-2008 to 01-20-2009	7.47%	Land use rights & buildings	2,113,980
		Total			16,009,393

We had bank credit facilities of approximately $31,053,000 from Chinese commercial banks. As of June 30, 2008, we have $16,009,000 banks loans with Chinese commercial banks, and have approximately $15,044,000 bank credit facilities available from six commercial banks, consisting of approximately $5,831,000 from Shenzhen Industrial and Commercial Bank of China, approximately $2,433,000 from Shenzhen Branch of China Merchants Bank, approximately $3,863,000 from Huanggang Branch of the Industrial and Commercial Bank of China, approximately $1,166,000 from Agricultural Bank of China Huanggang Branch, approximately $583,000 from Tianmen Branch of the Industrial and Commercial Bank of China, and approximately $1,166,000 from Jingmen Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by our real estate. These revolving lines of credit allow the Company to make short-term loans repeatedly, and the banks re-evaluate our credit lines annually. These bank credits enable us to utilize short-term loans and enjoy a lower interest expense compared with long-term loans.

We believe that our currently available working capital, after taking into account the credit facilities referred to above, short-term investments and future cash provided by operating activities will be sufficient to meet our operations at our current level working capital and future capital expenditure needs. Our future capital requirements will depend on many factors, including our rate of revenue growth, expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of new products or services introductions, timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically six or twelve months and interest rates are subject to change upon renewal. During calendar years 2006 and 2007, the People’s Bank of China, the central bank of China, increased the interest rate of RMB bank loans eight times - on April 28, 2006, August 19, 2006, March 18, 2007, May 19, 2007, July 21, 2007, August 22, 2007, September 15, 2007, and December 21, 2007. Since December 21, 2007, the new interest rates are 6.57% and 7.47% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.22% and 5.58%, before April 28, 2006. The change in interest rates has no impact on our bank loans that were entered into prior to April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities on September 30, 2007 would decrease net income before provision for income taxes by approximately $0.14 million for the nine months ended June 30, 2008. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is US dollar and the majority of our revenues will be settled in RMB and US dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.5% fluctuation. In July 21, 2005, China reformed its foreign currency exchange policy, resulted an appreciation of RMB against USD by 2.1 % during a very short period of time. On June 30, 2008 and 2007, the exchange rates of RMB against US dollar were 6.8591 and 7.6155 respectively; the appreciation was 11.03%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against US dollar, it will make our sale prices more expensive, thus our sales may decline. The Company believes that the RMB will continue to appreciate against US dollar, thus we currently implemented the following strategies to reduce or limit the currency exchange risks. (1) We raised the sales price of some products for most of the customers, and asked them to share the currency exchange rate loss. (2) As a percentage of total revenue, the sales revenue in China continues to increase. (3) The exchange rates between the RMB and Euro, and Australian Dollar are relatively stable, and some of our customers are from Europe, thus we are gradually requiring our European and Australian customers to settle their payments by Euro, British Pound, and Australian Dollars. (4) We shall increase import of raw materials from the US, such as cotton and packaging materials.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Based on the information disclosed by National Bureau of Statistics of China, for the first half of calendar year 2008, the Consumer Price Index in China increased 7.9%, compared with the same period last year. In order to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues, we implement the following strategies to reduce or limit the inflation risk. (1) We raised the sales price of some products for most of the customers. (2) We are continuously developing new technology to reduce labor cost by replacing hand labors with machines. (3) We implement lean production management among all subsidiaries to eliminate waste during production and increase efficiency.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of June 30, 2008, our disclosure controls and procedures were effective at that reasonable assurance level.

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

None.

ITEM 5. OTHER INFORMATION

None

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

DATED: August 11, 2008

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