Form 10-K
period 2008-09-30
WINNER MEDICAL GROUP INC
filed 2008-12-09
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
        Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐    No ☒

As of December 3, 2008, there were 44,727,171 shares of the Registrant’s common stock outstanding.

WINNER MEDICAL GROUP INC.

FORM 10-K
For the Fiscal Year Ended September 30, 2008

Use of Terms

Except as otherwise indicated by the context, references in this report to “Winner Medical,” the “Company,” “we,” “us,” or “our,” are references to the combined business of Winner Medical Group Inc. and its wholly-owned subsidiary, Winner Group Limited, along with Winner Group Limited’s wholly-owned subsidiaries which include Winner Industries (Shenzhen) Co., Ltd., Winner Medical & Textile Ltd. Zhuhai, Winner Medical & Textile Ltd. Jingmen, Hubei Winner Textiles Co., Ltd., Winner Medical & Textile Ltd. Yichang, Winner Medical & Textile Ltd. Jiayu, Winner Medical & Textile Ltd., Chongyang and Winner Medical (Huanggang) Co., Ltd., and Winner Group Limited’s majority owned subsidiary Shanghai Winner Medical Apparatus Co., Ltd., and Winner Medical (Hong Kong) Limited.  References to “Winner Group Limited” or “Winner Group” are references to Winner Group Limited and its subsidiaries listed above. References to “China” and “PRC” are references to the “People’s Republic of China.” References to “U.S.” are references to the United States of America. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States.

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

Winner Group Limited’s operations began with Winner Medical & Textile Ltd. Zhuhai, which was incorporated in China in February 1991 by our CEO, President and director Mr. Jianquan Li. Over the years, Winner Group Limited expanded to ten factories and two trading companies. Winner Group Limited was incorporated as a Limited Liability Exempted Company in the Cayman Islands in April 2003 and is the holding company of all of our business operations. Winner Group Limited owns 100% of Winner Industries (Shenzhen) Co., Ltd., Winner Medical & Textile Ltd. Zhuhai, Winner Medical & Textile Ltd. Jingmen, Hubei Winner Textiles Co., Ltd., Winner Medical & Textile Ltd. Yichang, Winner Medical & Textile Ltd. Jiayu, Winner Medical & Textile Ltd., Chongyang and Winner Medical (Huanggang) Co., Ltd. Winner Group Limited also owns 60% of Shanghai Winner Medical Apparatus Co., Ltd. and Winner Medical (Hong Kong) Limited, 40% of Winner medical &Textile Ltd Xishui, and 35% of Winner Medical Jordan Ltd. Below is our holding company structure.

Our Business

Through our subsidiary Winner Group Limited, our business consists of research and development, manufacturing and marketing of medical dressings and medical disposables. We have eight wholly-owned operating subsidiaries and four joint venture companies, and we established several integrated manufacturing and processing lines for our core products. Our product offerings include medical care products, wound care products, home care products and PurCottonTM products, a new product of nonwoven fabric made from 100% natural cotton.

We are one of the leading manufacturers of medical dressings and medical disposables in China. Our products have been sold to all major countries and regions internationally, including China, Japan, Germany, the United States, Italy, the Netherlands, the United Kingdom, Australia, and France, as well as countries in South America, Africa and the Middle East. Certain of our medical device products are registered and listed with the U.S. Food and Drug Administration or FDA, giving us the approval to export those sterilized products directly to the United States.

Our Corporate Culture

Our  Mission
Your Health Is Our Concern!

Our Vision
To be the best, the most reliable, and the most respectful manufacturer of medical dressing products in the world.

Our Core Values：
Honesty and Integrity, building customers trust and confidence.
Teamwork and mutual respect, lighting employees’ passion, making their dreams come true.
Innovation and hard work, crating the value for employee, shareholder and community.

Quality Policy：
Work rigorously, strictly comply with laws and regulations; continuous improvement, adding values to our customers.

Environmental Policy：
Starting from me, protecting environment and building human happy homeland.
Full participation in saving energy and sources, guarantee social sustained development.
Prevent pollution and disease, observe laws and regulations strictly.

Our Strategy – How We Plan to Succeed

Our primary business strategy is to achieve annual growth in revenue by building our brand and reputation. We seek to implement our business strategy by focusing on:

Providing High Quality Products

Our goal is to manufacture and sell products that are of the highest quality in the industry and in accordance with established industry standards. Our quality management system is certified by the International Organization for Standardization and is registered under ISO 9001 ISO 13485:2003. Currently, over 90% of our products have obtained EU CE Certificates. We have 30 types of products registered and listed with the FDA in the U.S., where it is proud to be authorized by the FDA to export sterilized products directly. Among those products are sterilization pouches and face masks, which have 510(k) FDA certificates. Japanese certificates, which are awarded to individual factories, have been granted to Winner Medical’s Shenzhen factory, Jiayu Factory, and Chongyang Factory, which are all qualified and entitled to export products to Japan directly.

Marketing Own Brand Product in China

The surgical dressing and medical disposables market in China is expanding quickly. Demand for disposable medical products has experienced rapid growth, according to Research and Markets http://www.researchandmarkets.com/, China is already the third largest medical device market in the world, after the United States and Japan. Within 5 to 7 years, China will surpass Japan and become the second largest medical device market in the world.  In addition, the medical market in China will become increasingly regulated due to the Chinese government’s efforts to reform its medical care system. These factors create market opportunities for companies, such as Winner Medical, that follow strict conduct and quality control regulations.

During fiscal year 2008, approximately 12.82% of our sales revenue was generated domestically in China, and this percentage is expected to increase rapidly over the medium term. Our sales channel in China includes: Over-The-Counter, or OTC, drugstore chains and local distributors.

Developing Products Through Research and Development

Our research and development efforts are aimed at finding new varieties of products, improving existing products, improving product quality and reducing production costs.

We intend to focus significant efforts on opening new opportunities for our new products. These new products include PurCottonTM products, self-adhesive and elastic bandages. We believe the following products will contribute to our growth.

PurCottonTM products. We have launched our nonwoven cotton spunlace products - PurCottonTM products, in the first half of fiscal year 2008. This product launch was intended to capitalize on findings from our market research which suggested that several worldwide medical device distributors might have interest in purchasing our nonwoven cotton spunlace products.

To execute our strategy, we entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters, approximately 140 acre, of land that will mostly be dedicated to the construction of 100% cotton spunlaced nonwoven fabric production facilities. Land use right certificates of this land were issued to us in November 2005 and July 2007. As of October 2008, there are three production lines in Winner Huanggang which commenced production of PurCottonTM products.

The PurCottonTM product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric, such as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Our patented manufacture process enables us to produce PurCottonTM at a lower cost than the woven cotton products, so we believe the launch of the cotton nonwoven spunlace products will provide a significant advantage to us.

Self-adhesive and elastic bandages. We independently developed and produced a new series of self-adhesive and elastic bandages, which we introduced to the U.S. and Japanese markets in January 2006.

Managing Business Effectively Through Strong Management Team

Each member of our management team has an average of ten years of experience in the industry. Under their leadership, we have a demonstrated record of rapid and orderly growth. We intend to capitalize on the acumen and industry experience of our management team to grow our business.

Implementing Advanced Information Technology System

We have implemented the Enterprise Resources Planning, “ERP”, software provided by a Systems Applications and Products company, “SAP”, or SAP ERP system, which integrates all of the core business operations of each of our subsidiaries-from production, supply, and sales to financial records-into one system. Looking forward, our goal is to build a platform on which the Company can share information with its customers, including raw material preparation, production status, inventory, and transportation.

Achieving Low Production Costs

Our factories are located in China, where we enjoy relatively low labor costs. We are also able to purchase raw materials in China at lower costs than many of our competitors that need to purchase these materials outside of China. Our manufacturing processes for nonwoven cotton fabrics were implemented in order to reduce our production costs as compared with makers of woven fabrics. As a result of these and other factors, we believe our production costs are lower than those of our major competitors.

Building a Broad Customer Base

We have many customers in all major regions throughout the world. Our customers are located in China, Japan, Germany, North America, Italy, Australia, France, the United Kingdom, Australia, the Netherlands, South America, Africa, the Middle East and other places around the globe. Our largest markets are currently Japan, the EU and the United States. We intend to broaden our customer base by diversifying our sales and marketing efforts.

Providing Customers with a Complete Product Line – One Stop Procurement Services

We provide to customers all over the world specialized medical dressing products that are intended to address a number of customer issues and needs. Our products are designed to meet a wide variety of original equipment manufacturer, or OEM, product configuration demands. We employ manufacturing equipment, including gauze sponge bleaching equipment, sterile packaging machines, auto-gauze sponges folding machines, nonwoven sponge folding machines, and steam sterilization and ethylene oxide, or ETO, sterilization processing which we believe allow us to produce our products in a cost efficient manner.

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

Our Products – What We Sell

Our products can be divided into the following four categories according to their functions:

Medical care products
Include operating room products, procedural packs, protective products and gauze.

Wound care products
Include dressing pads, cotton products, retention products and dental products.

Home care products
Include cosmetic products, handkerchiefs, sweat pads and bathing sets.

PurCottonTM products
Include jumble rolls as consumer raw materials, operating room towels, lap sponges, swabs and surgical gowns, as well as finished consumer products such as wipes and cosmetic cotton products.

We continuously focus on the development and launch of high value added products, and on increasing our sales volume of innovative new products, which have a higher profit rate.

Our new self-adhesive (cohesive) bandages utilize Winner Medical's proprietary weaving technology and glue technique, which make them ideal for emergency settings. The material can be torn without scissors and without producing raw and shredded edges which can attract infectious microorganisms. The unique glue technique, formulation and diversified coating methods provide us with the ability to produce non-allergenic Latex-free bandages

We plan to continue to penetrate the medical and health care market for medical disposable products, particularly in Japan, Europe and the U.S., which are the main markets for medical disposable products. We have established trade relationships with Sakai Shorten of Japan, which was our largest clients in fiscal year 2008, with total sales of approximately $13.39 million. We sell our products through Molnlycke Healthcare in Sweden, Covidien in the US, Artsana in Italy, NHS in the UK, BSN Medical in Germany, and Medeco in Netherlands. In order to adapt the demand of increasing international orders, we have also established production systems designed to address international product demands, which include a one hundred thousand grade purification room and modern manufacturing equipment.

We also focus on quality control. Our products have met the requirements of major international medical product quality tests, and we continuously seek to improve our production systems and processes.

Our Intellectual Property

We currently have nine issued patent in China. Below are the brief descriptions of these patents:

Description of Patent	Patent No. / Patent Application No.	Type	Status
Disposable medical compound eye-protective face mask	ZL 03273570.7 (China)	Utility Model	Granted
100% cotton gauze with protective function	ZL 200620132920.X (China)	Utility Model	Granted
A medical dressing resists penetration and adhesion	ZL 200620132921.4 (China)	Utility Model	Granted
Colored 100% cotton gauze	ZL 200620132922.9 (China)	Utility Model	Granted
An ancillary fight code machine	ZL 200620017009.4 (China)	Utility Model	Granted
A safety medical gauze with detective device	ZL 200620014971.2 (China)	Utility Model	Granted
Wipes box	ZL 200630060318.5 (China)	Appearance design	Granted
Colored non-woven cloth with special coat	ZL 200620013847.4 (China)	Utility Model	Granted
Spunlace non-woven cloth with special coat and protective function	ZL 200620013845.5 (China)	Utility Model	Granted

Nianfu Huo, senior vice president of Winner Group Limited and the general manager of our subsidiary Winner Medical & Textile Ltd. Zhuhai, or Winner Zhuhai, has entered into a licensing agreement with Winner Zhuhai pursuant to which Mr. Huo granted Winner Zhuhai the rights for the use of his patent “disposable compounded face mask”, patent No. ZL01256074.X, on a worldwide, royalty-free basis.  Such patent is to expire in September 2011.

In addition, we have licensed from Jianquan Li, our CEO, President and director, his rights under seven patent, one patent application and related technology for nonwoven fabric manufacturing on a perpetual, worldwide royalty-free basis.  Below are the brief descriptions of these patent and patent applications:

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

	ZL 200520055659.3 (China)	Utility Model	Granted
Draw out wipes box	ZL 200520035670.3 (China)	Utility Model	Granted
Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	200503941-7 (Singapore)	Invention	Granted
Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	US 7049753 B2 (U.S.)	Invention	Granted
Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	2005118845 (Russia)	Invention	Granted
Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	PI 0502653-9 (Brazil) 2005-0056783 (Korea) 05013515.1/EP05013515 (E.U.) GCC/P/2005/4854 (The United Arab Emirates) 1629/DEL/2005 (India) 2005-206619 (Japan) PA/a/2005/4854 (Mexico)	Invention	Under application

We have registered six trademarks with the Trademark office of the State Administration for Industry and Commerce of China relating to the word “Winner” in English and in Chinese. We also have registered the trademark for the word “Winner” in other countries and areas, including the United States, Canada, Singapore, Libya, Jordan, the United Arab Emirates, Saudi Arabia, Thailand, Yemen, Chile, Cambodia and Hong Kong, and this trademark has passed the registration application in the member countries of the Madrid Agreement such as Germany, France, Italy, Russia, Switzerland, Australia, and etc.

In addition, we have registered the following domain names: www.winnermedical.com (currently in use), www.winner-industries.com, www.winner-shenzhen.com, www.winner-shanghai.com, and www.winner-beijing.com. We also have registered two Chinese domain names.

Where appropriate for our business strategy, we will continue to take steps to protect our intellectual property rights.

Our Research and Development Efforts – How We Create New Products and Enhance Existing Ones

Currently, we have more than 80 employees devoted to our research and development efforts and to the application of the research achievements into integrated manufacturing practices and processes. We spent approximately $1,802,000, $2,050,000, and $1,580,000 on research and development in fiscal years 2008, 2007 and 2006, respectively. More than 80% of our research and development staff graduated from junior college or achieved an equivalent educational level. Thirty-five percent of our research and development staff has worked in this field for more than 10 years. Our CEO, President and director, Jianquan Li, has filed three patent applications under which he is named as the inventor of certain nonwoven cotton fabric technology. We will continue to utilize the skills and experience of our research and development team to manufacture nonwoven cotton medical dressings in a cost efficient manner. Mr. Li granted us a perpetual, worldwide, royalty-free license of this technology.

Our research and development in 2008 was mainly focused on researching new technology for a new surgical gown product with a special liquid repellent coating. Such new technology will be applied on the production of surgical gowns which repel liquids, thus giving better protection to doctors while they perform operations

Nonwoven medical dressing is a type of medical dressing that is made of nonwoven fabric. As a natural product, it is environmentally friendly, reproducible, comfortable, non-allergenic and static-free.

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

Our research and development activities adhere to strict procedures and utilize standardized processes. We are focused on further improving our core manufacturing technologies so that we can reduce waste and overall costs.

In addition, we use advanced automatic equipment as part of our processing system, including folding machines, plastic absorbing machines and sterilization systems. These improvements not only reduce production costs, but also enable us to further diversify our product lines.

Our Marketing Efforts – How We Sell Our Products

Our products are sold in all major regions internally through a network of distributors, wholesalers, OEMs, whereby we provide each of our customers with a customized product that is then sold by such customer under its brand name, and manufacturers’ representatives. Our major target markets are China, Japan, Europe and North and South America. In light of our existing production capacity constraints, we plan to meet the demands from international markets, and at the same time expand our sales to the Chinese market.

Since there are different requirements in different geographic markets, we have adopted marketing strategies that are market specific. For developed markets such as the U.S., Japan and the EU, we are an OEM supplier, providing each of our customers with a customized products in which the design, size, type and scale of the products is decided by our customers. This approach enables us to capitalize on our customers’ branding strengths and established market channels. In order to gain market share, we attempt to leverage our customers’ strong brand names, efficient distribution networks and market presence. We believe it is a better strategy for us to team up with large, well-known companies than to compete directly with them. Most of our sales in developed countries are conducted by direct marketing. In addition, we also conduct sales through third-party manufacturers’ representatives, who are compensated through payment of sales commissions.

In China and other developing countries, we sell our products under the “Winner” brand name. As the economies of developing countries grow, we expect there will be a significant increase in demand for medical products, including demand for our medical dressings and other medical disposable products. We believe our products are generally price-competitive with products from the U.S., Japan and the EU. Competition can also come from local producers in the developing countries, but we attempt to compete with local manufacturers based on the quality of our products. Under these circumstances, we believe we have successfully established a reputation for our own brand based on low prices and high quality. We employ manufacturers’ representatives and actively participate in formal bid contracts organized by local governments and organizations. We believe we have built our brand reputation and market share in these markets and “Winner” has become a recognized brand in local hospitals, the home health care sector and retail markets in many developing countries.

Raw Materials

We depend on external suppliers for all of the raw materials we use to produce our products. The principal raw materials used for our products are cotton, cotton yarn, non-woven cloth and packaging materials, each of which we purchase from a limited number of suppliers. Our major supplier of cotton is Louis Dreyfus Beijing Trading Co. Ltd. (China), which currently supplies less than 10% of our total purchase amount in fiscal year 2008. Regarding our purchases from individual suppliers that are less than 5% of the total purchase amount, we purchase most of our cotton yarn, non-woven cloth and packaging materials from Zhijiang Laoshide Co., Ltd. (China), Dalian Ruiguang Nonwoven Co., Ltd. (China) and AMCOR Flexibles (EU), respectively. We believe we are not over-reliant on any of these suppliers.

Given the importance of key raw materials to our business, we carefully manage our purchasing efforts and have established company policies involving raw material procurement. The cost of raw materials amounts to almost 50% of our total production cost.

Supplier Management System

We have established a strict supplier management system to comprehensively assess suppliers on the basis of quality and improvement, purchasing cycles, management systems, price and delivery cycles. Suppliers are formally evaluated twice a year. The quality of the suppliers determines how much business they receive from us in subsequent months. We also host an annual suppliers’ conference, during which we communicate directly with our suppliers our needs and service level demands. We undertake an open and transparent purchasing practice, which is well received by most suppliers.

Purchasing Procedures

Purchasing transactions are conducted in accordance with a procedure termed “inquiry-comparison-negotiation.” Potential suppliers make initial offers that are compared objectively according to relevant guidelines. After validation of the various suppliers’ service and quality capabilities, we acquire the needed materials from the supplier offering the highest quality product at a reasonable cost. Our financial department establishes an oversight process by appointing individuals to conduct independent market research of key price points. The research findings are announced periodically. Our auditing department and quality assurance department also provide oversight to assure that we strictly adhere to all purchasing procedures.

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

No customer, other than Sakai Shoten Co., Ltd., accounted for 10% or more of our revenues in fiscal year 2008. Sakai Shoten Co., Ltd. accounted for approximately 15.66% and 19.15% of our revenue in fiscal years 2008 and 2007, respectively. Sakai Shoten Co., Ltd. acts as a purchasing agent for a large number of ultimate consumers of our products in Japan. If we lose this customer and are unable to replace this customer with other customers that purchase a similar amount of our products, our revenues and net income may decline considerably.

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

Our business is regulated by a number of provincial authorities that license the production of, and register, products such as those we manufacture. Eight of our wholly-owned facilities, which require licenses from these authorities, operate under current licenses.

Other Countries

In addition, since we sell our products in the international markets, our products are subject to regulations imposed by various governmental agencies in the markets where our products are sold. All of our products exported to EU countries must have a CE certificate, CE-certification or CE Marking, which is a conformity marking consisting of the letters “CE”. The CE Marking applies to products regulated by certain European health, safety and environmental protection legislation. The CE Marking is obligatory for products it applies to and the manufacturer affixes the marking in order to be allowed to sell his products in the European market.

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

Our medical device products are also subject to the general labeling requirements under the FDA medical device labeling regulations. As of September 30, 2008, we have labeled all of our medical device products and are no longer the subject of any current enforcement action initiated by the FDA.

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

Our manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our medical device products. The QSR, among other things, requires maintenance of a device master record, device history record and complaint files. As of September 30, 2008, we were not the subject of any current enforcement actions initiated by the FDA.

We are also required to report to the FDA if our products cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur. The FDA can require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can withdraw or limit our product approvals or clearances in the event of serious, unanticipated health or safety concerns. We may also be required to submit reports to the FDA of corrections and removals. As of September 30, 2008, we had not received any complaints that any of our products had contributed to a death or serious injury, or that they suffered any such malfunctions or defects.

The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed. Our failure to meet any of these requirements may cause the FDA to detain our products automatically when they are presented for entry into the U.S. If any of these events occur, it could create a material adverse impact on us. As of September 30, 2008, we were not the subject of any current enforcement actions initiated by FDA.

Our Employees

As of September 30, 2008, we employed approximately 4,645 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by the Chinese municipal and provincial governments. We are required to contribute to the scheme at rates ranging from 8% to 20% of the average monthly salary. The expenses related to this scheme were $515,232, $356,113, and $321,899 for fiscal years 2008, 2007 and 2006 respectively.

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

During fiscal year 2008, approximately 87% of our products were sold internationally.  As a result, we are subject to risks associated with shipping products across borders, including shipping delay.  If we cannot deliver our products on a competitive and timely basis, our relationships with international customers may be damaged and our financial condition could be harmed.

We engage in international sales, which expose us to trade restrictions.

As a result of our product sales in various geographic regions, we may be subject to the risks associated with customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability.  While we have not encountered significant difficulties in connection with the sales of our products in international markets, the future imposition of, or significant increases in the level of, custom duties, export quotas or other trade restrictions could have an adverse effect on us.  Further, we cannot assure that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under U.S. laws.  We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

Expansion of our business may put added pressure on our management, financial resources and operational infrastructure, impeding our ability to meet any increased demand for our medical products and possibly impairing our operating results.

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

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain.  Issued patents or patents based on pending patent applications or any future patent applications may not exclude competitors or may not provide a competitive advantage to us.  In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents.  Furthermore, we cannot assure that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

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

In fiscal year 2008, almost 15.66% of our business comes from just one customer, Sakai Shoten Co., Ltd, which acts as a purchasing agent for a large number of ultimate consumers of our products in Japan.  If we lose this customer and are unable to replace this customer with other customers that purchase a similar amount of our products, our revenues and net income would decline considerably.

We are subject to potential product liability claims for which we do not have insurance coverage.

Defects in our products could subject us to potential product liability claims that our products are ineffective or cause some harm to the human body.  We do not have product liability insurance.  Plaintiffs may advance claims that our products or actions resulted in some harm.  A successful claim brought against us could significantly harm our business and financial condition.

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

The current global financial crisis may have a negative impact on our business and financial condition, especially on the market acceptance of our new PurCottonTM products

The current worldwide economic crisis has created significant reductions in available capital and liquidity from banks and other providers of credit, which may adversely affect our customers’ ability to buy our new PurCottonTM products and fulfill their obligations to us.  Additionally, many of the effects and consequences of the current global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on our customers' or our own liquidity and capital resources, or otherwise negatively impact our business and financial results.

Our PurCottonTM products may be adversely affected by price reductions of raw materials of our competitive products

Markets for all of our products, especially our PurCottonTM products, are extremely competitive. We compete based upon a variety of factors, including cost of production and raw materials.  It is possible that our competitors have lowered their cost of production due to price decrease in rayon and polyester and engage in price competition through aggressive pricing policies to secure a greater market share to our detriment.  Our PurCottonTM business may be adversely affected by competition, and we may not be able to maintain our profitability if the competitive environment worsens.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the companies’ internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. These requirements first applied to us in connection with the Report for the fiscal year ended September 30, 2008. Management’s report on internal control over financial reporting is set out in Item 9A “Controls and Procedures.” of the 2008 Form 10-K. We can provide no assurance that we will be able to comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent auditors.  If significant deficiencies or material weaknesses in our internal controls are identified, we may not be able to remediate in a timely manner. In such case, investors and others may lose confidence in the reliability of our financial statements.

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

The medical dressing and medical disposable industry is highly competitive.  We face competition from medical dressing and medical disposable manufacturers around the world.  Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources.  These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do.  They may also be able to devote greater resources than we can to the development, promotion and sale of their products.  Increased competition could require us to reduce our prices, resulting in fewer customer orders, and loss of market share.  We cannot assure that we will be able to distinguish ourselves in a competitive market.  To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would face material adverse effects.

Cost containment measures that are prevalent in the healthcare industry may result in lower margins.

The health care market accounts for most of the demand for medical disposables products.  The health care market was typified in recent years by strict cost containment measures imposed by governmental agencies, private insurers and other “third party” payers of medical costs.  In response to these economic pressures, virtually all segments of the health care market have become extremely cost sensitive and in many cases hospitals and other health care providers have become affiliated with purchasing consortiums that obtain large quantities of needed products and thus can sell at much lower cost.  These factors in combination have hindered suppliers and manufacturers like us who may not be able to supply the large quantities sought by the purchasing consortiums or who are unable to respond to the need for lower product pricing.

Our failure to comply with ongoing governmental regulations could impair our operations and reduce our market share.

In China, medical sanitary materials and dressings, including medical gauzes, absorbent cottons, bandages and disposable surgical suits, are supervised as medical devices and are administered by the Department of Medical Device of State Drug Administration of China.  The technology and specifications of these types of products must conform to and comply with Regulations for the Supervision and Administration of Medical Devices of China and the relevant Chinese laws and standards.  In addition, since we sell our products in the international markets, our products are subject to regulations imposed by various governmental agencies in the markets where our products are sold.  For example, certain of our products exported to the U.S. must be listed with FDA.  All our products exported to EU countries must have the CE certificate.  We also need a Certificate of Foreign Manufacture for the Japanese market.  These layers of regulation cause delays in the distribution of our products and may require us to incur operating costs resulting from the need to obtain approvals and clearances from regulators.  As to date, we have reached the applicable standards and obtained the required certificates in the markets mentioned above.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation.  These factors have led to the adoption by Chinese government, from time to time, of various austerity measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi, U.S. dollars, and Euro, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business.  In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between other currencies and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated, such as Euro, British pound, Austrilian dollars, and etc.  For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

The SEC has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of November 27, 2008, the closing price for our common stock was $0.90.  As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.”  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors”, generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses.  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Mr. Jianquan Li and his wife Ping Tse own 80.68% of our outstanding voting securities.  As a result, they possess significant influence, giving them the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions.  Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

All land in China is owned by the government. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently have land use rights to approximately 888,938 square meters in various parts of China, with total book value of approximately $4,950,135. All fees for acquiring such land use rights have been paid off as of September 2008. We also have approximately 333,959 squares meters of structure in China, with total book value of approximately $25,540,463. Approximately 295,187.7 square meters of our lands and 36,396.88 square meters of structure are subject to mortgages.

The following table summarizes main land we owned as of September 30, 2008.

Winner Medical Subsidiaries	Location	Land Size (Square Meters)	Net Book Value (in US $)
Winner Medical & Textile Ltd. Jingmen	Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province , China	40,542	42,452
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	564,742	2,536,378
Winner Medical & Textile Ltd. Yichang	No. 20 Jiangxia Avenue, Jiangkou Town, Zhijiang City, Hubei Province, China	24,448	105,658
Winner Medical & Textile Ltd. Chongyang	Qingshan Park, Chongyang County, Hubei Province, China	73,268	9,925
Winner Medical & Textile Ltd. Jiayu	No. 172 Phoenix Avenue, Yuyue Town, Jiayu County, Hubei Province, China	34,167	15,481
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	29,064	1,057,728
Hubei Winner Textiles Co., Ltd.	No. 47 South Road of Jianshe, Yuekou Town, Tianmen City, Hubei Province. China	122,707	1,182,513
Total		888,938	4,950,135

The following table summarizes our main structures we owned as of September 30, 2008.

Winner Medical Subsidiaries	Location	Structure Size (Square Meters)	Net Book Value (in US $)
Winner Medical & Textile Ltd. Zhuhai	No. 2, Street 3, Cuizhu Industries Park, Qianshan Town, Zhuhai City, Guangdong Province, China.\	3,895	607,423
Winner Medical & Textile Ltd. Jingmen	Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province , China	19,897	2,081,176
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	67,400	9,560,456
Winner Medical & Textile Ltd. Yichang	No. 20 Jiangxia Avenue, Jiangkou Town, Zhijiang City, Hubei Province, China	15,154	714,002
Winner Medical & Textile Ltd. Chongyang	Qingshan Park, Chongyang County, Hubei Province, China	74,097	3,352,534
Winner Medical & Textile Ltd. Jiayu	No. 172 Phoenix Avenue, Yuyue Town, Jiayu County, Hubei Province, China	20,700	1,237,451
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	36,397	4,998,371
Hubei Winner Textiles Co., Ltd.	No. 47 South Road of Jianshe, Yuekou Town, Tianmen City, Hubei Province. China	96,419	2,989,050
Total		333,959	25,540,463

The following table summarizes our properties that are subject to mortgages as of September 30, 2008.

Mortgagor/Borrower	Location	Mortgagee/Lender Bank	Land Subject to Mortgage （sq. m）	Structure Subject to Mortgage （sq. m）
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	China Merchants Bank, Shenzhen Branch	-	18,808.09
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	Shenzhen Industrial and Commercial Bank of China	-	17,588.79
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	Huanggang Industrial and Commercial Bank of China	295,187.7	-
Total			295,187.7	36,396.88

We entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters, approximately 140 acres, of land which we plan to dedicate primarily to the construction of 100% cotton spunlace nonwoven fabric production facilities. The land use right certificate for 295,188 square meters, approximately 73 acres, of this land was issued to us in November 2005. The land use right certificate for 269,554 square meters, approximately 63 acres, of this land was issued to us in July 2007. As of September 30, 2008, the total investment for this project is approximately $24.54 million, which includes $3.29 million in land, $8.84 million in facilities and $11.98 million in equipment, $0.43 million in other aspects. Funds for this project were raised in the equity market and through bank loans.

We believe that all our land and structures have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. We believe that the new facility under construction and the expected land use rights to additional land will be sufficient for our expansion efforts.

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

Our board of directors decided it was in our best interest to transfer all the business operations of our subsidiary Winner Medical & Textile Ltd. Zhuhai, or Winner Zhuhai, to Winner Industrial (Shenzhen) Co. Ltd. and Winner Medical & Textile Ltd. Jingmen. On February 1st, 2008, we stopped all the business operations of Winner Zhuhai and filed for the liquidation of Winner Zhuhai. Currently, it is in the public notice period for liquidation.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Our Common Stock

Our common stock is quoted under the symbol “WMDG.OB” on the Over The Counter Bulletin Board. The CUSIP number is 517831103.

During 2005, we filed a request with NASD Regulation Inc. for clearance of quotations on the OTC Bulletin Board or OTCBB under Subsection (a)(5) of Rule 15c2-11 of the Securities Exchange Act of 1934. A clearance letter was issued to us on April 27, 2005 and we were issued a trading symbol “LVRC.OB.” As a result of a 1:1,500 reverse split of our common stock that became effective on October 26, 2005, our trading symbol on the OTC Bulletin Board was changed from “LVRC.OB” to “LVGC.OB.” On March 6, 2006, in connection with our name change from Las Vegas Resorts Corporation to Winner Medical Group Inc., our trading symbol was changed from “LVGC.OB” to “WMDG.OB.” The following table sets forth, for the periods indicated, the high and low close prices for our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2007 – First quarter (10/1/06 to 12/31/06)	$4.50	$4.00
Fiscal 2007 – Second quarter (1/1/07 to 3/31/07)	$5.00	$4.00
Fiscal 2007 – Third quarter (4/1/07 to 6/30/07)	$5.00	$2.25
Fiscal 2007 – Fourth quarter (7/1/07 to 9/30/07)	$2.42	$1.55
Fiscal 2008 – First quarter (10/1/07 to 12/31/07)	$2.30	$1.40
Fiscal 2008 – Second quarter (1/1/08 to 3/31/08)	$1.95	$1.20
Fiscal 2008 – Third quarter (4/1/08 to 6/30/08)	$1.70	$1.05
Fiscal 2008 – Fourth quarter (7/1/08 to 9/30/08)	$1.10	$0.51

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

On December 5, 2008, there were approximately 1,431 stockholders of record of our common stock.

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

On December 16, 2005, we completed a private placement in which we sold 793,260 shares of our common stock to certain of our employees and suppliers at a price of $2.017 per share for aggregate gross proceeds of $1,600,000. The shares were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Regulation S thereunder.

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

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless it is registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

Item 6.  Selected Financial Data

The selected consolidated statement of income and comprehensive income data for the years ended September 30, 2008, 2007 and 2006 and the selected balance sheet data as of September 30, 2008, and 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the year ended September 30, 2005 and 2004 are derived from our audited consolidated financial statements not included in this report, and the selected balance sheet data as of September 30, 2006, 2005 and 2004 is derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended September 30,
	2004	2005	2006	2007	2008
Statement of operations data:
Sales Revenues:	$44,281,465	$58,357,129	$63,873,058	$70,280,960	$85,505,762

Cost of Sales	32,814,282	42,059,663	46,335,354	52,869,597	64,086,581

Gross profit	11,467,183	16,297,466	17,537,704	17,411,363	21,419,181

Expenses:
Administrative expenses	2,142,340	3,536,218	5,619,590	5,535,369	8,138,438
Amortization and depreciation	383,540	448,787	726,816	663,095	1,106,572
Other operating expenses	1,655,237	3,085,624	4,866,985	4,858,607	6,945,890
Provision for doubtful debt	103,563	1,807	25,789	13,667	85,976
Selling expenses	4,488,256	5,294,557	5,689,627	6,423,815	6,299,101

Total expenses	6,630,596	8,830,775	11,335,006	11,959,184	14,437,539

Income before taxes	4,681,760	8,362,388	6,326,690	5,662,391	5,563,166
Income taxes	285,462	446,146	516,635	-15,015	591,118

Net income	4,391,491	7,892,670	5,829,294	5,624,854	5,066,295

Pre - tax Income per common share	$0.13	$0.23	$0.15	$0.13	$0.12

Earnings per share — basic and diluted	$0.12	$0.21	$0.14	$0.13	$0.11

Weighted average number of shares outstanding — basic	36,991,105	36,991,105	43,053,212	44,677,171	44,727,171
—diluted	36,991,105	36,991,105	43,061,546	44,677,171	44,946,068

Cash dividend declared per common share	-	0.05	-	-	-

Cash flows data:
Net cash flows provided by/used in operating activities	$5,510,556	$4,340,346	$10,272,612	$7,662,424	$9,771,150
Net cash flows provided by/used in investing activities	-8,057,982	-3,089,900	-13,676,919	-12,239,051	-11,117,516
Net cash flows provided by/used in financing activities	2,465,411	-268,782	5,046,022	6,287,573	864,476

	September 30,
	2004	2005	2006	2007	2008
Balance sheet data:
Cash and cash equivalents	$1,544,131	$2,650,867	$4,319,579	$6,377,488	$6,462,505
Working capital	2,522,777	7,160,711	15,285,070	12,379,247	12,370,246
Total assets	44,812,790	54,223,425	67,171,711	85,121,335	101,918,091

Total current liabilities	16,213,618	18,667,138	14,735,036	24,085,690	28,966,069
Total long term liabilities	15,099	37,271	21,707	22,857	41,965
Total liabilities	16,228,717	18,704,409	14,756,743	24,108,547	29,008,034

Total stockholders’ equity	27,614,169	34,354,830	52,265,472	60,821,657	72,761,751

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Winner Medical’s business operations consist of the manufacturing and marketing, research and development of medical dressings and medical disposables products. We have eight wholly-owned operating subsidiaries and four joint venture companies. We have established several integrated manufacturing and processing lines for our core products. Our product offerings include medical care, wound care, home care products and PurCottonTM products, a nonwoven fabric made from 100% natural cotton. We manufacture our products in China and sell them both in China and abroad in other countries and areas such as Japan, Germany, Italy, the Netherlands, the United Kingdom, Australia, France, South America, Africa, the Middle East and the United States.

The following analysis discusses changes in the financial condition and results of operations at and for the year September 30, 2008, 2007 and 2006, and should be read in conjunction with our audited consolidated financial statements and the notes thereto include elsewhere in this Report.

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

We have integrated manufacturing lines that provide our clients with the ability to procure certain products from a single supplier. We sell our own brand products in the developing countries including China, the Middle East, South America, Africa, and Southeast Asia. In the developed countries where we sell our products, we also operate on an original equipment manufacturer, OEM, basis, whereby we provide our customers with a customized product that is then sold by the customer under its brand name, by providing our OEM customers with our specialized design, manufacturing and packaging services. When we work on this basis, our clients are able to select the design, size, type and scale of the products we manufacture for them.

Industry Wide Trends that are Relevant to Our Business

The medical dressings and medical disposables manufacturing market are continually evolving due to technological advances and new demands in the healthcare industry. We believe the trends in the industry towards improving medical care and patient conditions, changes in patient treatment approaches and technological advances will impact favorably on the demand for our products. We anticipate that these factors will result in growth in sales of medical dressings and medical disposables products and increased revenues for us.

The export of medical dressings and medical disposables products from China has grown rapidly over the last few years. We believe that our sales over the next five years will grow in correlation to the growth of medical dressings and medical disposables export volume from China.

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. Our subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, has commenced production of the new spunlace cotton nonwoven products, “PurCottonTM Products”. We have already installed three manufacturing lines in Winner Huanggang. The PurCottonTM product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Patent applications covering the invention of spunlace cotton nonwoven process have been made in more than 30 countries. Patents have been granted in China, patent number: ZL200510033147.1; in the United States, patent number: US 7049753 B2; in Russia, patent number: 2005118845/12(021367); in Singapore, patent number: 200503941-7, and in South Africa, patent number: 07/7583. Our patented manufacturing process enables us to produce PurCottonTM at a lower cost than the woven cotton products, so we expect our new PurCottonTM products to gradually supersede our gauze products.

We increased the sales and marketing input for PurCottonTM products, and our focus is the Japanese, Chinese, US and European markets. After equipment installation and adjustment, as well as factory audits by customers, we commenced small scale production of PurCottonTM, and started selling PurCottonTM raw materials to Japan, US, Europe, and Chinese customers. During fiscal year 2008, revenue from these products reached approximately $1,359,000. At the same time, we are in the stage of processing small scale trial orders of PurCottonTM finished medical products with customers in the North America and Europe.

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

Also affecting our industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may result in restrictions on these products under environmental protection regulations which may negatively affect sales of these products. Moreover, such materials are non-biodegradable and exploit petroleum, a non-renewable energy resource. We believe this trend will benefit us in competing with our competitors because our new PurCottonTM products are primarily made of natural cotton, which is an environmentally friendly raw material, and our new nonwoven fabric manufacturing capabilities enables us to make our new products with natural cotton at lower costs.

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

We encounter significant competition from within China and throughout the world. Some of our competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets than we do. However, we believe that our China-based competitors have lower labor costs, but their products often lack diversity. With respect to our competitors located outside China, we believe that competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. Our competition in Europe and the North and South America may have a geographic advantage in the EU and U.S. markets, but we believe they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

This level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Results of Operations

Comparison for the Year Ended September 30, 2008 and 2007

The following sets forth certain of our income statement information for the years ended September 30, 2008 and 2007.

(All amounts, other than percentages, in thousand of U.S. dollars)

	YEAR ENDED 9/30/08		YEAR ENDED 9/30/07
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$85,506	100.00%	$70,281	100.00%	$15,225	21.66%
Costs of Goods Sold	$64,087	74.95%	$52,870	75.23%	$11,217	21.22%
Other Operating Income, Net (1)	$416	0.48%	$789	1.12%	$-373	-47.27%
Exchange Difference, Net	$-1,378	-1.61%	$-422	-0.60%	$-956	226.54%
Selling, general and administrative expenses	$14,438	16.88%	$11,959	17.02%	$2,478	20.72%
Interest Expense	$591	0.69%	$408	0.58%	$183	44.93%
Interest Income	$41	0.05%	$73	0.10%	$-31	-43.10%
Investment yields	$93	0.11%	$179	0.25%	$-85	-47.79%
Income tax	$591	0.69%	$-15	-0.02%	$606	-
Minority interest	$94	0.11%	$-53	-0.07%	$147	-
Net income	$5,066	5.93%	$5,625	8.00%	$-559	-9.93%
(1) Other operating income, net are mainly consists of incomes from the sales of unused raw materials, sales of leftover materials, and the refund of taxes.

Segment Information

In fiscal 2008, our operations were conducted in two operating segments. Our operating decisions, on-site management, internal reporting and performance assessments are conducted within each of the following two identified segments:

•	Traditional Products (Medical Care, Wound Care, Home Care)
•	PurCottonTM Products

The following table summarizes the operating results for fiscal years 2008 and 2007 by segment.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Traditional Products (Medical Care, Wound Care, Home Care)		PurCottonTM Products		Consolidated
Item	2008	2007	2008	2007	2008	2007
Revenue	84,147	70,281	1,359	-	85,506	70,281
Gross Profit	21,324	17,411	95	-	21,419	17,411
Income from Operations Before Taxes	6,760	5,662	(1,197)	-	5,563	5,662
Net (loss) income	6,263	5,625	(1,197)	-	5,066	5,625

Sales Revenue

Sales revenue increased $15,225,000, or 21.66%, to $85,506,000 for the year ended September 30, 2008 from $70,281,000 for the year ended on September 30, 2007. This increase was mainly attributable to an increased volume of large sales orders, especially from European customers. The sales revenue to European customers was $40,582,000 for the year ended September 30, 2008, an increase of 31.04% compared to the same period last year. We have been gradually shifting our resources and services to larger clients. As a result, we expect revenue from these significant customers will increase in the future.

The following table illustrates the sales revenues from the major product types for the years ended September 30, 2008 and 2007. The table also provides the percentage of total revenues represented by each listed product type.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Year Ended on 9/30/08 in Thousand	As a Percentage of Total Revenues	Year Ended on 9/30/07 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change
Traditional Products (Medical care, Wound care, and Home Care)	$84,147	98.41%	$70,281	100.00%	$13,866	19.73%
PurCottonTM Products	$1,359	1.59%	-	0.00%	$1,359	-
Total	$85,506	100.00%	$70,281	100.00%	$15,225	21.66%

After equipment installation and adjustment, as well as factory audits by customers, we commenced small scale production of PurCottonTM. During fiscal year 2008, revenue from PurCottonTM products reached approximately $1,359,000, which is mainly from the selling of PurCottonTM raw materials to Japan, US, Europe, and Chinese customers who produce consumer products including sanitary and incontinence products. At the same time, we are in the stage of processing small scale trial orders of PurCottonTM finished medical products, such as operation room towel and sponges, with customers in North America and Europe.

Looking forward, we are marketing our own branded PurCottonTM wipes/tissue in Hong Kong and Mainland China, as well as the PurCottonTM materials for the international clean room product market. Thus, we believe that demand for PurCottonTM will steadily grow. While it will be necessary to build education levels and cultivate interest in the short term, we are confident in its mid- to long-term growth potential and steady progress has been made to expand the sales revenue.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the years ended September 30, 2008 and 2007. The table also provides the percentage of total revenues represented by each listed region.
(All amounts, other than percentages, in thousand of U.S. dollars)
	Year Ended on 9/30/08 in Thousand	As a Percentage of Total Revenues	Year Ended on 9/30/07 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change

Europe	40,582	47.46%	30,970	44.07%	9,612	31.04%

Japan	16,340	19.11%	15,182	21.60%	1,158	7.63%

North and South America	12,403	14.51%	8,824	12.56%	3,579	40.56%

China	10,964	12.82%	8,527	12.13%	2,437	28.58%

Other	5,217	6.10%	6,778	9.64%	-1,561	-23.03%

Total	85,506	100.00%	70,281	100.00%	15,225	21.66%

Other Operating Income, Net

Our other operating income, net, for the year ended September 30, 2008, decreased $373,000 to $416,000, from $789,000 for the year ended September 30, 2007. Other operating income, net mainly consists of income from sales of cotton and packing materials, sales of leftover materials, and government subsidies for reinvestment of profit, and other government subsidies.

Exchange Defference, Net

Our exchange difference, net, for the year ended September 30, 2008, decreased $956,000 to a loss of $1,378,000, from a loss of $422,000 for the year ended September 30, 2007. The decrease is mainly due to the foreign currency exchange losses recognized on fiscal year 2008 compared with the same period last year. After our customers placed orders with us at an agreed selling price in United States dollar or Euro, the Renminbi (RMB) appreciated against the United States dollar or Euro, as a result, we suffered a foreign currency exchange loss on the actual payment date.

Cost of Goods Sold

Our cost of goods sold increased $11,217,000 to $64,087,000 for the year ended September 30, 2008 from $52,870,000 for the year ended September 30, 2007. As a percentage of net revenues, the cost of goods sold decreased 0.28% to 74.95% for the year ended September 30, 2008 from 75.23% for the year ended September 30, 2007. The decrease as percentage of revenue was mainly attributable to the price increase of our products, the unit product cost decrease as a result of better economies of scale, and the improvement of our cost control and lean production management that increased production efficiency and reduced production waste.

Gross Profits

Our gross profit increased $4,008,000 to $21,419,000 for the year ended September 30, 2008 from $17,411,000 for the year ended September 30, 2007. Gross profit as a percentage of net revenues was 25.05% for the year ended September 30, 2008, as compared to 24.77% for the year ended September 30, 2007. The increase in gross profit as a percentage of net revenue was mainly due to the unit product cost decrease as a result of better economies of scale, and the improvement of our cost control and lean production management that increased production efficiency and reduced production waste.

The following table illustrates the gross profits from each product types for the years ended September 30, 2007 and 2006. The table also provides the percentage of total gross profits represented by each product type.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Year Ended on 9/30/08 in Thousand	Gross Margin	Year Ended on 9/30/07 in Thousand	Gross Margin	Amount Change in Thousand	As a Percentage Change
Traditional Products (Medical care, Wound care, and Home Care)	$21,324	25.34%	$17,411	24.77%	$3,913	22.47%
PurCottonTM Products	$95	6.99%	-	-	$95	-

Consolidated Total	$21,419	25.05%	$17,411	24.77%	$4,008	23.02%

The gross profit margin for PurCottonTM Products is 6.99% during the year ended September 30, 2008, mainly attributable to that we send the potential customers free samples of PurCottonTM Products for their confirmation and validation.

Selling Expenses

Our selling expenses increased $125,000 to $6,299,000 for the year ended September 30, 2008 from $6,424,000 for the year ended September 30, 2007. As a percentage of net revenues, our selling expenses decreased to 7.37% for the year ended September 30, 2008 from 9.14% for the year ended September 30, 2007. The decrease as percentage of revenue was primarily attributable to the decrease of approximately $712,000 in transportation expense for export sales compared with the same period last year.

Our transportation expenses for domestic sales, i.e., transportation costs within China, were $862,000, 1.01% of total sales, and $627,000, 0.89% of total sales, in fiscal years 2008 and 2007, respectively. Our transportation expenses for export sales were $3,553,000, 4.16% of total sales, and $4,265,000, 6.07% of total sales, in fiscal years 2008 and 2007, respectively. Our transportation fees for export sales decreased by $712,000 from fiscal year 2007 to fiscal year 2008 or approximately 16.69%. This decrease in the transportation expenses for export sales was mainly due to (1) the decrease of unit transportation fee, and (2) we have changed some sales contracts from Cost, Insurance and Freight, or CIF, into Free On Board, or FOB, according to which, the customers shall pay for the transportation fee.

Administrative Expenses

Our administrative expenses increased $2,603,000, or 47.04%, to $8,138,000 for the year ended September 30, 2008 from $5,535,000 for the year ended September 30, 2007. As a percentage of net revenues, administrative expenses increased to 9.52% for the year ended September 30, 2008 from 7.88% for the year ended September 30, 2007. This increase was primarily attributable to (1) a grant of 911,500 shares of restricted stock to our management and employees pursuant to the Company’s stock incentive plan on October 8, 2007, the apportionment of expenses for the fiscal year 2008 being approximately $382,000, (2) commencement of small scale production by our subsidiary factory, Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, which produces PurCottonTM products in the fiscal year 2008, and the related administrative expenses for the Winner Huanggang factory for the fiscal year 2008 increased approximately $993,000 compared to the same period last year, (3) an $321,000 increase in salary for the management and administrative staff compared with the same period last year, and (4) an increase in administrative expenses related to implementation of Sarbanes-Oxley 404 compliance project since January 2008.

Interest Expenses

Interest expenses increased to approximately $591,000, 0.69% of the total revenue, for the year ended September 30, 2008 as compared to approximately $408,000, 0.58% of total revenue, for the same period of 2007, an increase of approximately $183,000, or 44.93%. Our interest expense relates to bank loans which are primarily used to improve our production capacity, to maintain inventory level, and to maintain daily operation. The percentage increase of interest expense was mainly due to (1) an increase in our comparatively high average outstanding balance of bank loans of approximately $15,033,000 as of September 30, 2008, compared with approximately $12,782,000 as of September 30, 2007, and (2) increased interest rates of bank loans in fiscal year 2008.

Income taxes

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, or EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of our subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatments. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Four of our PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. As such, for the first two calendar years ended December 31, 2008 and 2009, Winner Medical (Huanggang) Co., Ltd. is exempted from any enterprise income tax. Between January 1, 2010 and December 31, 2012, Winner Medical (Huanggang) Co., Ltd. is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2010, Winner Medical & Textile Ltd. Chongyang is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2009, Hubei Winner Textiles Co., Ltd. is subject to an enterprise income tax rate of 12.5%. For the calendar years ended December 31, 2008, Shanghai Winner Medical Apparatus Co., Ltd. is exempted from any enterprise income tax. Between January 1, 2009 and December 31, 2011, Shanghai Winner Medical Apparatus Co., Ltd. is subject to an enterprise income tax rate of 12.5%.

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoy a 18% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the year ended September 30, 2008 and 2007. The enterprise income tax of US is 34%.

Our income tax provision for fiscal year ended September 30, 2008 was $591,000 as compared to -$15,000 for the year ended September 30, 2007. The increase of income tax is mainly due to a change in the tax rate on our subsidiaries in China.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $94,000 and -$53,000 in the fiscal years 2008 and 2007, respectively, reflecting third party minority interests in two of our subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd., and 40% in Winner Medical (Hong Kong) Limited.

Net income (profit after taxes)

Net profit decreased to approximately $5,066,000 for the year ended September 30, 2008 as compared to approximately $5,625,000 for the same period of 2007, a decrease of approximately $559,000, or approximately 9.93%. Such decrease is mainly attributable to (1) an increase of approximately $956,000 in foreign currency exchange loss compared with the same period last year. After our customers placed orders with us at an agreed selling price in United States dollar or Euro, the Renminbi (RMB) appreciated against the United States dollar or Euro, as a result, we suffered a foreign currency exchange loss on the actual payment date, (2) the commencement of small scale production of PurCottonTM products in fiscal year 2008, whereas the relatively high fixed expenses, such as depreciation, amortization, employee salaries, training expenses, etc. resulted in a net loss of approximately $1,197,000 in PurCottonTM product segment for the fiscal year 2008, (3) a grant of 911,500 shares of restricted stock to our management and employees pursuant to the Company’s stock incentive plan on October 7, 2007, the apportionment of expenses for the fiscal year 2008 being approximately $382,000, and (4) a $606,000 increase in income taxes. However, we raised the sales price of some products for most of our customers, and improved the production management to reduce manufacture cost, which helped to offset those negative impacts on our net income.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Year Ended on 9/30/08 in Thousand	Net Profit Margin	Year Ended on 9/30/07 in Thousand	Net Profit Margin	Amount Change in Thousand	As a Percentage Change
Traditional Products (Medical care, Wound care, and Home Care)	$6,263	7.44%	5,625	8.00%	$638	11.34%
PurCottonTM Products	$-1,197	-	-	-	$-1,197	-
Consolidated Total	$5,066	5.92%	5,625	8.00%	$-559	-9.94%

Foreign Currency Translation Difference

We incurred a gain in foreign currency translation, equal to $6,291,000 and $2,908,000 in the years ended September 30, 2008 and 2007, respectively. On July 21, 2005, China reformed its foreign currency exchange policy to adopt floating RMB exchange rates. On September 30, 2008 and 2007, the exchange rates of RMB against US dollar were 6.8183 and 7.5108 respectively; the appreciation was 10.16%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for the years ended September 30, 2008 and 2007. In the year ended September 30, 2008, the exchange rates of 6.8183, 8.277 and 7.1643 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 7.5108, 8.277 and 7.7098 in the year ended September 30, 2007, respectively. In addition, we also implemented different exchange rates in translating Hong Kong dollar into U.S. dollar in our financial statements for the year ended September 30, 2008. In the year ended September 30, 2008, the exchange rates of 7.7787, 7.7787 and 7.7793 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, respectively.

Inventory turnover

Our inventory increased to approximately $15,840,000 for the year ended September 30, 2008 as compared to approximately $11,483,000 for the same period of 2007, an increase of approximately $4,357,000, or 37.94%. Our inventory turnover was 4.69 and 4.64 in fiscal years 2008 and 2007, respectively. The relatively low inventory turnover was mainly due to our integrated manufacturing process. In order to control product quality and maintain a stable supply chain, our subsidiaries take different roles in the manufacturing processes and constitute a whole production line from raw materials to semi-finished products, then to final products. This arrangement increased our inventory and lowered our inventory turnover.

Accounts receivable collection period

Accounts receivable increased to approximately $13,517,000 for the year ended September 30, 2008 as compared to approximately $11,280,000 for the same period of 2007, an increase of approximately $2,237,000, or 19.83%. Our average accounts receivable collection period was 52.20 days and 48.12 days in fiscal years 2008 and 2007, respectively. The increase in accounts receivable is mainly attributable to the increase in sales revenue during the fourth quarter of fiscal year 2008. In order to reduce the risk of inability to collect the accounts receivables, we entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which became effective on April 25, 2008 and automatically renewed unless a one month written notice is given by either party. A total of US$17.8 million of accounts receivables from the new customers and the customers with high credit risk were covered under this insurance contract, and the maximum insurance indemnity from China Export & Credit Insurance Corporation is US$8 million. Also, we are using SAP ERP system to evaluate and monitor account receivables risks of each individual customer.

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

Sales Revenue

Sales revenue increased $6.41 million, or 10.04%, to $70.28 million for the year ended September 30, 2007 from $63.87 million for the year ended on September 30, 2006. This increase was mainly attributable to the increased sales orders from customers with large orders, especially from European customers. Beginning in calendar year 2007, we have been gradually shifting our resources and services to larger clients. As a result, we expect revenue from these significant customers will increase in the future.

Our new self-adhesive and elastic bandage products entered into the market in January 2006. During the year ended September 30, 2007, revenue from these products reached approximately $2.34 million, which is 3.3% of the total revenue. Our PurCottonTM Products commenced trial production and we have sent the finished PurCottonTM products - operation room tower and lap sponge to hospitals for testing and validation, but the approval process for these new products has taken longer than we originally expected, resulting in the delay of additional PurCottonTM products sales. During the year ended September 30, 2007, revenue from these products reached approximately $0.27 million.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the years ended September 30, 2007 and 2006. The table also provides the percentage of total revenues represented by each listed region.
(All amounts, other than percentages, in million of U.S. dollars)
	Year Ended on 9/30/07	Percentage of Total Revenues	Year Ended on 9/30/06	Percentage of Total Revenues
Europe	$30.97	44.07%	$25.01	39.16%
Japan	$15.18	21.6%	$16.65	26.06%
North America	$8.82	12.55%	$7.62	11.93%
China	$8.53	12.14%	$7.78	12.18%
Other	$6.78	9.65%	$6.81	10.67%
Total	$70.28	100%	$63.87	100.00%

Other Operating Income, Net

Our other operating income, net, for the year ended September 30, 2007, increased $0.09 million to $0.37 million, from $0.28 million for the year ended September 30, 2006. Other operating income, net mainly consists of income from sales of unused raw materials such as cotton and packing materials, sales of leftover materials, government subsidies for reinvestment of profit, and other government subsidies.

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

For the year ended September 30, 2007, revenue from sterilized products and non-sterilized products are $31.62 million and $38.66 million respectively, or 45% and 55% of the total revenue. Gross margin from sterilized products for the year ended September 30, 2007 is $9.03 million, or 28.56%, of the total revenue. Gross margin from non-sterilized products for the year ended September 30, 2007 is $8.41 million, or 21.76% of the total revenue.

Selling Expenses

Our selling expenses increased $0.73 million to $6.42 million for the year ended September 30, 2007 from $5.69 million for the year ended September 30, 2006. As a percentage of net revenues, our selling expenses increased to 9.14% for the year ended September 30, 2007 from 8.91% for the year ended September 30, 2006. The increase was primarily attributable to increased sales and marketing expenses related to PurCottonTM products, and an increase in transportation costs. For fiscal year ended September 30, 2007, the transportation cost is $4.90 million, or 76% of the total selling expense.

At present, we perform nearly all of our finished product manufacturing at our Shenzhen, China based manufacturing facilities. Our facilities in Hubei provide semi-finished products to the Shenzhen facilities, where the products are finished. We export our products to the overseas markets from our Shenzhen facilities. Therefore, there are two important elements of transportation costs that affect us: one is the transportation cost between our Hubei production facilities and our Shenzhen production facilities, and the other is the cost to export our products to destinations outside of China. Our domestic land transportation expenses, i.e., transportation costs within China, were $630,000, 0.90% of total sales, and $480,000, 0.75% of total sales, in fiscal years 2007 and 2006, respectively. Our export transportation expenses were $4.27 million, 6.08% of total sales, and $3.57 million, 5.59% of total sales, in fiscal years 2007 and 2006, respectively. Our export transportation expenses increased by $0.7 million from fiscal year 2006 to fiscal year 2007, or approximately 19.61%. This amount increase in the export transportation expenses was mainly due to the increase of unit transportation fee.

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

Interest Expenses

Interest expenses increased to approximately $0.41 million, 0.58% of the total revenue, for the year ended September 30, 2007 as compared to approximately $0.27 million, 0.42% of total revenue, for the same period of 2006, an increase of approximately $0.14 million, or 51.85%. Our interest expenses related to bank loans which are primarily used to construct or purchase manufacturing facilities and equipment and to improve our production capacity. The percentage decrease of interest expense was mainly attributable to the increase of the total amount of the bank loans. In the year ended September 30, 2007, the bank loans increased $7.34 million, compared with the year ended September 30, 2006.

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

Net income (profit after taxes)

Net profit decreased to approximately $5.62 million for the year ended September 30, 2007 as compared to approximately $5.83 million for the same period of 2006, a decrease of approximately $0.21 million, or approximately 3.6%. Such decrease is mainly attributable to (1) the appreciation of RMB against USD, for the years ended September 30, 2007 and 2006, when the average exchange rates were 7.7098 and 8.0004 respectively, an increase of 3.63%, (2) the increased sales and marketing expense related to PurCottonTM products, (3) the export transportation expenses increased $0.7 million to $4.27 million for the year ended September 30, 2007 from $3.57 million for the year ended September 30, 2006, and (4) the increase in labor cost.

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

Inventory turnover

Our inventory increased to approximately $11.48 million for the year ended September 30, 2007 as compared to approximately $11.33 million for the same period of 2006, an increase of approximately $0.15 million, or 1.68%. Our inventory turnover was 4.64 and 4.25 in fiscal years 2007 and 2006, respectively. The relatively low inventory turnover was mainly due to our integrated manufacturing process. In order to control product quality and maintain a stable supply chain, our subsidiaries took different roles in the manufacturing processes and constitute a whole production line from raw materials to semi-finished products, then to final products. This arrangement increased our inventory and lowered our inventory turnover.

Accounts receivable collection period

Accounts receivable increased to approximately $11.28 million for the year ended September 30, 2007 as compared to approximately $7.51 million for the same period of 2006, an increase of approximately $3.77 million, or 50.2%. Our average accounts receivable collection period was 48.12 days and 44.44 days in fiscal years 2007 and 2006, respectively. The increase in accounts receivable is mainly attributable to the increase in sales revenue in the fourth quarter, especially September. Sales revenue increased $3.73 million, or increased 50.2% for three months ended September 30, 2007, compared to the three months ended September 30, 2006. The payment from our international customers consists of 40% Letter of Credit, 35% Documents Against Payments, and 25% Telegraphic Transfer. In order to reduce the risk of inability to collect the accounts receivables, we entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which becomes effective April 28, 2007. A total of $10 million of accounts receivables from our customers were covered under this insurance contract.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of approximately $6,589,000.

Cash Flow
(in Thousand US$)

	Years Ended September 30,
	2008	2007	2006

Net cash provided by operating activities	9,771	7,662	10,273
Net cash (used in) investing activities	(11,118)	(12,239)	(13,677)
Net cash provided by financing activities	864	6,288	5,046
Effect of exchange rate changes on cash balance	567	347	27
Net increase in cash and cash equivalent	85	2,058	1,669
Cash and cash equivalents at the beginning of year	6,377	4,320	2,651
Cash and cash equivalents at the end of year	6,463	6,377	4,320

Operating Activities:

Net cash provided by operating activities was $9,771,000 for the year ended September 30, 2008 which is an increase of $2,019,000 from the $7,662,000 net cash provided by operating activities for the same period in 2007. The increase was mainly due to an increase in unsettled account payable in fiscal year 2008 and a reduction of prepaid expenses.

Net cash provided by operating activities was $7,662,000 for the year ended September 30, 2007 which is a decrease of $2,611,000 from the $10,273,000 net cash provided by operating activities for the same period in 2006. The decrease was mainly due to the increase in account receivable in fiscal year 2007.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities for the year ended September 30, 2008 was $11,118,000, which decreased an amount of $1,121,000 from net cash used in investing activities of $12,239,000 in the same period of 2007 due to the decreased investment during the year ended September 30, 2008 in the non-woven spunlance 100% cotton project in Winner Medical (Huanggang) Co., Ltd., compared with the same period last year.

Net cash used in investing activities for the year ended September 30, 2007 was $12,239,000, which decreased an amount of $1,438,000 from net cash used in investing activities of $13,677,000 in the same period of 2006 due to the decreased investment during the year ended September 30, 2007 in the non-woven spunlance 100% cotton project in Winner Medical (Huanggang) Co., Ltd., compared with the same period last year.

Financing Activities:

Net cash provided by financing activities for the year ended September 30, 2008 totaled $864,000 as compared to $6,288,000 provided by financing activities in the same period of 2007. Such decrease of the cash provided by financing activities was mainly attributable to the increase of repayment of bank borrowing.

Net cash provided by financing activities for the year ended September 30, 2007 totaled $6,288,000 as compared to $5,046,000 provided by financing activities in the same period of 2006. Such increase of the cash provided by financing activities was mainly attributable to the increase of bank loans.

Our loans to asset ratio was 28.42% as of September 30, 2008. We plan to maintain our debt to asset ratio below 40%. We believe that we currently maintain a good business relationship with each of the banks with whom we have loans, as identified in the table below.

As of September 30, 2008, we have loans with Chinese banks totaling $15,033,000. These loans have annual interest rates ranging from 6.21%-8.22%.

Bank loans as of September 30, 2008
Loan	Bank	Loan period	Interest rate	Secured by	Balance as of September 30, 2008 US$
A	Shenzhen Industrial and Commercial Bank of China	07-03-2008 to 06-29-2009	8.22%	Land use rights & buildings	1,466,641
B	Shenzhen Industrial and Commercial Bank of China	07-21-2008 to 06-29-2008	8.22%	Land use rights & buildings	733,321
C	Shenzhen Industrial and Commercial Bank of China	08-22-2008 to 08-21-2009	8.22%	Land use rights & buildings	733,321
D	Shenzhen Industrial and Commercial Bank of China	08-29-2008 to 08-28-2009	8.22%	Land use rights & buildings	1,466,641
E	Shenzhen Industrial and Commercial Bank of China	09-27-2008 to 03-24-2009	6.21%	Land use rights & buildings	1,466,641
F	China Merchants Bank, Shenzhen Branch	01-02-2008 to 01-02-2009	7.47%	Land use rights & buildings	1,173,313
G	China Merchants Bank, Shenzhen Branch	01-02-2008 to 01-02-2009	7.47%	Land use rights & buildings	1,026,649
H	China Merchants Bank, Shenzhen Branch	05-27-2008 to 05-27-2009	7.47%	Land use rights & buildings	1,173,313
I	China Merchants Bank, Shenzhen Branch	06-30-2008 to 04-15-2009	6.57%	Land use rights & buildings	1,319,977
J	China Merchants Bank, Shenzhen Branch	09-22-2008 to 03-22-2009	6.21%	Land use rights & buildings	1,466,641
K	Huanggang Industrial and Commercial Bank of China	01-22-2008 to 01-20-2009	7.47%	Land use rights & buildings	2,126,630
L	Huanggang Industrial and Commercial Bank of China	06-26-2008 to 06-25-2009	7.84%	Land use rights & buildings	879,985
		Total			15,033,073

As of September 30, 2008, we had approximately $7.18 million bank credit facilities available from four commercial banks, consisting of approximately $2.64 million from Shenzhen Branch of China Merchants Bank, approximately $2.93 million from Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $1.58 million form Tianmen Branch of the Industrial and Commercial Bank of China, and approximately $0.03 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by our real estate and other assets. These revolving lines of credit allow us to make short-term loans repeatedly, and the banks re-evaluate our credit line annually. These bank credits enable us to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

We believe that our currently available working capital, after taking into account the credit facilities referred to above, short-term loans and future cash provided by operating activities will be sufficient to meet our operations at our current level and working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of new products or services introductions, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

As of September 30, 2008, our contractual obligations are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Short-Term Debt Obligations	$15,033,073	$15,033,073	-	-	-
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$578,144	$288,576	$289,568	$-	-
Purchase Obligations	$417,466	$417,466	-	-	-
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$16,028,683	$15,739,115	$289,568	$-	-

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Principles of consolidation – Our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, expenses and cash flows of the Company and all of its subsidiaries. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

•
Revenue Recognition – We derives its revenue primarily from the sales of medical dressings and disposables. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to us were insignificant during past years.

•
Inventory – Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw material, direct labor and overhead associated with the manufacturing process.

•
Trade accounts receivable – Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

•
Property, plant and equipment – Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically six or twelve months and interest rates are subject to change upon renewal. During calendar years 2006, 2007, and 2008 the People’s Bank of China, the central bank of China, adjusted the interest rate of RMB bank loans ten times - on April 28, 2006, August 19, 2006, March 18, 2007, May 19, 2007, July 21, 2007, August 22, 2007, September 15, 2007, December 21, 2007, September 16, 2008, and October 19, 2008. Since October 19, 2008, the new interest rates are 6.12% and 6.93% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.22% and 5.58%, before April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities on September 30, 2008 would decrease net income before provision for income taxes by approximately $0.15 million for the fiscal year ended September 30, 2008. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is US dollar and the majority of our revenues will be settled in RMB and US dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.5% fluctuation. In July 21, 2005, China reformed its foreign currency exchange policy, resulted an appreciation of RMB against USD by 2.1 % during a very short period of time. On September 30, 2008 and 2007, the exchange rates of RMB against US dollar were 6.8183 and 7.5108 respectively; the appreciation was 10.16%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business.

Our currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against US dollar, it will make our sale prices more expensive, thus our sales may decline. We believes that the RMB will continue to appreciate against US dollar, thus we currently implemented the following strategies to reduce or limit the currency exchange risks. (1) We raised the sales price of some products for most of the customers, and asked them to share the currency exchange rate loss. (2) As a percentage of total revenue, the sales revenue in China continues to increase. (3) We shall increase import of raw materials from the US, such as cotton and packaging materials.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Based on the information disclosed by National Bureau of Statistics of China, for the first nine month of calendar year 2008, the Consumer Price Index in China increased 7.0%, compared with the same period last year. In order to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues, we implement the following strategies to reduce or limit the inflation risk. (1) We raised the sales price of some products for most of the customers. (2) We are continuously developing new technology to reduce labor cost by replacing hand labors with machines. (3) We implement lean production management among all subsidiaries to eliminate waste during production and increase efficiency.

Item 8. Financial Statements and Supplementary Data.

(a) The financial statements required by this item begin on page F-1 hereof.

(b) Selected quarterly financial data for the past two fiscal years appears in the following table:

	Quarterly Results of Operations (Unaudited)
	Quarterly Ended
	12/31/2006	12/31/2007	3/31/2007	3/31/2008	6/30/2007	6/30/2008	9/30/2007	9/30/2008
Net Sales	$15,880,770	$19,325,599	$15,117,911	$17,888,302	$17,772,176	$23,073,575	$21,510,103	$25,218,286
Gross Profit	3,936,644	4,799,581	3,372,476	3,951,801	4,389,603	5,979,142	5,712,640	6,688,657
Income from operations	1,538,657	1,267,312	1,052,890	459,570	1,648,462	2,154,253	1,579,162	2,138,871
Net Income	1,494,570	1,162,076	1,190,875	570,228	1,452,162	1,736,853	1,487,247	1,597,138
Earnings Per Share -basic and diluted	$0.03	$0.03	$0.03	$0.01	$0.03	$0.04	$0.04	$0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making its assessment, management used the criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A significant deficiency (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. The following significant deficiency has been identified and included in our management’s assessment as of September 30, 2008:

1.
We did not maintain effective controls over internal audit function due to the lack of qualified internal auditors who are familiar with internal audit. In addition, the communication between Audit Committee and the internal audit department is not adequate.

Our management, however, believes that the above internal control deficiency is not identified as a material weakness or has had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended September 30, 2008 to contain a material misstatement. Therefore, management concluded that the internal controls are effective as of September 30, 2008.

This annual report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding management's assessment of the Company's internal control over financial reporting. Management's report was not subject to audit by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Beginning with the year ending September 30, 2010, Section 404 of the Sarbanes-Oxley Act will require us to provide with our annual report on Form 10-K an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Remediation Measures of Significant Deficiencies
To remediate the significant deficiencies described above in “Management’s Report on Internal Control over Financial Reporting”, we have implemented or plan to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

1. We plan to allocate and transfer further resources to the internal audit department for the purpose of enhancing the internal audit function;

2. We will increase the level of interaction among our management, audit committee, independent auditors and other external advisors.

We believe that we are taking the steps necessary for remediation of the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

Despite the remediation measures we have been taking, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Jianquan Li	53	Chief Executive Officer and President, and Chairman of the Board of Directors
Xiuyuan Fang	40	Chief Financial Officer, Vice President, Treasurer and Director
Larry Goldman	52	Director
Richard B. Goodner, Esq.	63	Director
Dr. Horngjon Shieh	48	Director
Jiagan Chen	57	Vice President of Project Management
Nianfu Huo	56	Senior Vice President of Winner Group Limited and General Manager of Winner Zhuhai

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

LARRY GOLDMAN, CPA. Mr. Goldman has been our director since May 8, 2006. Mr. Goldman is a certified public accountant and currently serves as the consultant of Thorium Power, Ltd. (OTCBB: THPW), a nuclear fuel technology company. Prior to joining Thorium Power, Ltd., Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc., a multi-media developer and publisher of sports, lottery and other games (OTCBB: WNWN). Prior to his employment with WinWin Gaming, Inc., Mr. Goldman was a partner with Livingston Wachtell & Co., LLP where he acted as an auditor for several publicly traded companies in a variety of industries.

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

NIANFU HUO. Mr. Huo has been Senior Vice President of Winner Group Limited since April 8, 2003 and has served as General Manager of Winner Zhuhai since February 1, 2001. He is responsible for the strategic planning as well as formulating and monitoring policies and operating objectives of the Company. Mr. Huo also is involved in the decision making process of establishing all of our subsidiaries in Hubei, Shanghai, Shenzhen and Zhuhai. Mr. Huo joined Winner Zhuhai in 1991. He graduated from Beijing International Studies University.

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

Compensation Committee. On May 9, 2006, our board of directors formed a compensation committee, which is chaired by Dr. Shieh, Mr. Goldman and Mr. Goodner also serve on the compensation committee. The compensation committee oversees our compensation and employee benefit plans and practices and produces a report on executive compensation.

Governance and Nominating. On May 9, 2006, our board of directors formed a governance and nominating committee, which is chaired by Mr. Goodner, Mr. Goldman and Dr. Shieh also serve on the governance and nominating committee. The primary purpose of governance and nominating committee is to identify and to recommend to the board individuals qualified to serve as directors of our company and on committees of the board, advise the board with respect to the board composition, procedures and committees, develop and recommend to the board a set of corporate governance principles and guidelines applicable to us; and oversee the evaluation of the board and our management.

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

On May 8, 2006, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2008, the Compensation Committee consisted of Horngjon Shieh (Chairman), Larry Goldman and Richard B. Goodner. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

Elements of compensation

Our executive compensation consists of the following elements:

Base Salary. Base salaries for our executives are established to be amounts of compensation that are similar to those paid by other companies to executives in similar positions and with similar responsibilities. Base salaries are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The compensation committee established a salary structure to determine base salaries and is responsible for initially setting executive officer compensation in employment arrangements with each individual. The base salary amounts are intended to reflect our philosophy that the base salary should attract experienced individuals who will contribute to the success of the company’s business goals and represent cash compensation that is commensurate with the compensation of individuals at similarly situated companies. Our structure includes a basic annual salary amount for each category of directors and officers. Individuals then receive a salary enhancement in connection with their position. Finally, the initial base salary is increased by a “household subsidy” which represents a living allowance.

Discretionary Annual Bonus. The compensation committee has the authority to award discretionary annual bonuses to our executive officers. Bonuses are intended to compensate officers for achieving financial and operational goals, and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the accomplishment of the planned target of the sales revenue, the net profit, and the asset turnover rate. In addition, except CEO, other executive officers’ annual bonuses are also dependent upon the performance measurement score of the departments that he/she is charge of. The bonus targets are set in a reasonable level, and the Compensation Committee believes that a majority of the executive officers could achieve these targets. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of the next fiscal year following the year subject to review. For example, in fiscal year 2008 our CEO, Mr. Jianquan Li was awarded a bonus of $49,820 (RMB 356,720). Our CFO, Mr. Xiuyuan Fang was awarded a bonus of $13,310 (RMB 95,320) in fiscal year 2008.

Equity Incentive Plan. Our 2006 Equity Incentive Plan, the “2006 Plan”, was initially adopted by our Board of Directors in April 2006 and approved by our stockholders in April 2006. The 2006 Plan provides for the grant to our employees, directors, consultants and advisors of stock options, stock appreciation rights and stock awards, including restricted stock, performance grants, stock bonuses and other similar types of awards, including other awards under which recipients are not required to pay any purchase or exercise price, such as phantom stock rights. All equity awards granted under the Plan will be granted with respect to shares of our common stock.

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

Our Board of Directors also approved the following restricted stock unit awards to certain executives on October 7, 2007 and October 16, 2008:

Name and Principal Position	Restricted Stock Unit Award in 2007 (shares)	Restricted Stock Unit Award in 2007 ($) (1)	Restricted Stock Unit Award in 2008 (shares)	Restricted Stock Unit Award in 2008 ($) (2)
Jianquan Li, President and Chief Executive Officer	40,000	$72,000	-	-
Xiuyuan Fang, Chief Financial Officer, Vice President, and Treasurer	40,000	$72,000	10,000	$2,500
Jiagan Chen, Vice President	40,000	$72,000	10,000	$2,500
Nianfu Huo, Senior Vice President of Winner Group Limited and General Manager of Winner Zhuhai	40,000	$72,000	-	-

(1) Estimated value of award as of grant date is based on the last sale price of our common stock as quoted on the NASDAQ.com as of October 5, 2007, which was $1.80 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.
(2) Estimated value of award as of grant date is based on the last sale price of our common stock as quoted on the NASDAQ.com as of October 15, which was $0.25 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.

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

Jianquan Li, our CEO and President’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Li is receiving an annual salary of approximately $140,000 under the agreement (RMB 1,000,000).

Xiuyuan Fang, our CFO, Vice President and Treasurer’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Fang is receiving an annual salary of approximately $56,000 under the agreement (RMB 400,000).

Jiagan Chen, our Vice President of Project Management’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Chen is receiving an annual salary of approximately $42,000 under the agreement (RMB 300,000).

Nianfu Huo, our Senior Vice President’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Huo is receiving an annual salary of approximately $28,000 under the agreement (RMB 200,000).

Accounting and tax treatment

Given our current levels of compensation, the accounting and tax considerations have not significantly impacted our forms of compensation. The board considers as one factor the impact of accounting and tax treatment on compensation in the Company’s compensation programs.

Director Compensation

On May 8, 2006, we entered into separate Independent Directors’ Contracts and Indemnification Agreements with each of the independent directors. Under the terms of the Independent Directors’ Contracts, Mr. Goldman is entitled to $35,000, Mr. Goodner is entitled to $25,000 and Dr. Shieh is entitled to $15,000 as compensation for the services to be provided by them as our independent directors, and as chairpersons of various board committees, as applicable.

The following table summarizes director compensation during the fiscal year 2008.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jianquan Li,	-	-	-	-	-	-	-
Xiuyuan Fang	-	-	-	-	-	-	-
Larry Goldman	$35,000	-	-	-	-	-	$35,000
Richard Goodner	$25,000	-	-	-	-	-	$25,000
Horngjon Shieh	$15,000	-	-	-	-	-	$15,000

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

Compensation Committee Report

The Compensation Committee of the Board of Directors of Winner Medical Group Inc. has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee: Horngjon Shieh, Larry Goldman and Richard B. Goodner.

Summary Compensation Table

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2008 received by the individual who served as the Company’s Chief Executive Officer as well as one individual who served as the Company’s Chief Financial Officer, “Named Executive Officers”. The total compensation of other executive officers did not exceed $100,000 per year.

Name And Principal Position	Year	Salary (1) (3)	Bonus (1)	Stock Awards (1)	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation	All Other Compensation (2)	Total (1)
Jianquan Li, CEO and	2008	100,280	49,820	-	-	-	-	-	150,100
President	2007	77,823	51,882	-	-	-	-	-	129,705
Xiuyuan Fang, CFO, Vice President, and	2008	49,350	13,310	-	-	-	-	-	62,660
Treasurer	2007	35,799	23,995	-	-	-	-	-	59,794

(1) Salary, bonus amounts, stock awards and total compensation are reported in United States dollars.

(2) During fiscal year 2008, the executive officers of the Company were not granted any perquisites or other personal benefits other than an arrangement with Mr. Li to use a company car. The total value of this perquisite is less than $10,000, therefore we have not disclosed any amount in the Summary Compensation Table as permitted under Item 402(c)(2)(ix)(A).

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

Compensation Committee Interlocks and Insider Participation

No executive officer of us served as a member of the compensation committee or the equivalent of another entity during fiscal year 2006, 2007 or 2008. No executive officer of us served as a director of another entity, other than affiliates of us, during fiscal year 2006, 2007 and 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding beneficial ownership of our common stock as of December 5, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]	Percent of Class[2]
Common Stock $0.001 par value	Jianquan Li [3] Ping Tse [3] 6-15D, Donghai Garden, Futian District, Shenzhen, China	CEO, President and Director	36,084,527	80.68%
Common Stock $0.001 par value	Xiuyuan Fang Room 5B Building 2 Jun’an Garden, Futian District, Shenzhen City, Guangdong Province, China	CFO, Vice President, Treasurer and Director	464,512	1%
Common Stock $0.001 par value	Larry Goldman 5 Victory Road, Suffern, NY 10901	Director	0	*
Common Stock $0.001 par value	Richard B. Goodner, Esq. 6608 Emerald Drive Colleyville, Texas 76034	Director	0	*
Common Stock $0.001 par value	Dr. Horngjon Shieh Flat 37B, Tower 3 The Victoria Towers 188 Canton Road, TST Kowloon, Hong Kong	Director	0	*
Common Stock $0.001 par value	Jiagan Chen No.25 Zhazhu Front Road, Wuchang District, Wuhan City, China	Vice President of Project Management	24,789	*
Common Stock $0.001 par value	Nianfu Huo Hai Yi Wan Pan, No. 333 Jin Tang Road, Tang Jia Wan Zhuhai, China 519000	Senior Vice President of Winner Group Limited and General Manager of Winner Zhuhai	196,834	*
Common Stock $0.001 par value	Pinnacle China Fund, L.P. [4] 4965 Preston Park Blvd. Suite 240, Plano, Texas 75093		3,614,124	8.08%
Common Stock $0.001 par value	All officers and directors as a group (8 persons named above)		36,770,662	82.21%
* Less than 1%

1Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2A total of 44,727,171 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

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

Item 13. Certain Relationships and Related Party Transactions.

Mr. Jianquan Li, a director with a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd (“Safe Secure”), sold all of his controlling interest in Safe Secure to a third party as of September 30, 2007. We continuously trade with Safe Secure in the year 2008. During the years ended September 30, 2007 and 2006, we sold goods to Safe Secure for US$1,740 and US$nil, respectively, and purchased goods from it for US$491,463 and US$1,319,939, respectively.

During the years ended September 30, 2008, 2007 and 2006, we sold goods to Winner Medical & Textile (H.K.) Limited for US$894,560, US$809,168 and US$988,895 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of September 30, 2008, 2007 and 2006, the outstanding balance due from Winner Medical &Textile (HK.) Limited were US$183,247, US$252,999 and US$239,588 respectively.

During the years ended September 30, 2008, 2007 and 2006, we sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$nil, US$nil and US$1,760 respectively, and purchased goods from it for US$716,248, US$490,818, and US$1,093,712 respectively. As of September 30, 2008, 2007 and 2006, amount due from the equity investee was US$141,892, US$108,987 and US$241,312 respectively.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The fees in 2008 and 2007 for performing the audit of the Company’s financial statements included in the Company’s Annual Reports on Form 10-K and registration statement on Form S-1 during the fiscal years ended September 30, 2008 and 2007 were approximately $114,000 and $100,000, respectively. The fees in 2007 and in 2006 relating to the review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q during the fiscal years ended September 30, 2008 and 2007 were approximately $127,500 and $120,000, respectively.

Audit-Related Fees

The fees in 2008 and 2007 for audit-related services for the fiscal years ended September 30, 2008 and 2007 were approximately $0 and $0, respectively.

Tax Fees

The fees in the fiscal years ended September 30, 2008 and 2007 for tax services were $13,882.50 and $0 respectively.

All Other Fees

Our independent auditor did not provide any services other than as described above under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” during the fiscal year ended September 30, 2008 and 2007.

Policy on Pre-Approval of Services

Our Board of Directors pre-approved all auditing services and non-audit services to be performed by the independent auditors during the fiscal year ended September 30, 2008.

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

Date: December 9, 2008

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

By:	/s/ Jianquan Li
Jianquan Li Chief Executive Officer, President and Chairman of the Board of the Directors (Principal Executive Officer) Dated: December 9, 2008

By:	/s/ Xiuyuan Fang
Xiuyuan Fang Chief Financial Officer, Vice President, Treasurer and Director (Principal Accounting and Financial Officer) Dated: December 9, 2008

By:	/s/ Larry Goldman
Larry Goldman Director Dated: December 9, 2008

By:	/s/ Richard B. Goodner
Richard B. Goodner, Esq. Director Dated: December 9, 2008

By:	/s/ Horngjon Shieh
Dr. Horngjon Shieh Director Dated: December 9, 2008

WINNER MEDICAL GROUP INC. Consolidated Financial Statements For the years ended September 30, 2008, 2007 and 2006

WINNER MEDICAL GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Winner Medical Group Inc.

We have audited the accompanying consolidated balance sheets of Winner Medical Group Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winner Medical Group Inc. and subsidiaries as of September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO McCabe Lo Limited

Hong Kong, December 9, 2008

WINNER MEDICAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	6,462,505	6,377,488
Restricted bank deposits	126,749	-
Accounts receivable, less allowances for doubtful accounts of US$100,964 and US$36,832 at September 30, 2008 and 2007 respectively	13,516,688	11,279,810
Amounts due from affiliated companies	349,359	405,919
Inventories	15,839,587	11,483,442
Prepaid expenses and other current assets	4,734,503	6,631,492
Income taxes recoverable	99,126	94,698
Deferred tax assets	207,798	192,088
Total current assets	41,336,315	36,464,937
Property, plant and equipment, net	57,937,881	46,827,013
Held-for-sale asset	607,423	-
Investment in equity investees	1,518,848	1,425,550
Intangible assets, net	126,141	130,513
Prepaid expenses	233,203	246,578
Deferred tax assets	158,280	26,744
Total assets	101,918,091	85,121,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	15,033,073	12,781,595
Accounts payable	8,271,926	7,305,581
Accrued payroll and employee benefits	1,891,410	1,299,342
Customer deposits	458,303	362,900
Other accrued liabilities	2,518,326	1,990,871
Amounts due to affiliated companies	136,481	41,809
Income taxes payable	656,550	303,592
Total current liabilities	28,966,069	24,085,690

Deferred tax liabilities	41,965	22,857
Total liabilities	29,008,034	24,108,547

Commitments and contingencies

Minority interests	148,306	191,131

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000 issued and outstanding September 30, 2008 – 44,727,171 shares; September 30, 2007 – 44,677,171 shares	44,727	44,677
Additional paid-in capital	30,843,327	30,260,547
Retained earnings	28,791,259	24,116,054
Statutory reserves	2,305,434	1,914,344
Accumulated other comprehensive income	10,777,004	4,486,035
Total stockholders’ equity	72,761,751	60,821,657
Total liabilities and stockholders’ equity	101,918,091	85,121,335

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2008	2007	2006
	US$	US$	US$

Net sales	85,505,762	70,280,960	63,873,058

Cost of sales	(64,086,581)	(52,869,597)	(46,335,354)
Gross profit	21,419,181	17,411,363	17,537,704

Other operating income, net	416,654	789,253	556,903
Exchange difference, net	(1,378,289)	(422,261)	(273,566)
Selling, general and administrative expenses	(14,437,539)	(11,959,184)	(11,335,006)

Income from operations	6,020,007	5,819,171	6,486,035
Interest income	41,338	72,650	54,772
Interest expenses	(591,477)	(408,123)	(266,934)
Equity in earnings of 50 percent or less owned persons	93,298	178,693	52,817
Income before income taxes and minority interests	5,563,166	5,662,391	6,326,690

Income taxes	(591,118)	15,015	(516,635)
Income before minority interests	4,972,048	5,677,406	5,810,055

Minority interests	94,247	(52,552)	19,239
Net income	5,066,295	5,624,854	5,829,294

Other comprehensive income
Foreign currency translation adjustment	6,290,969	2,907,981	857,313

Comprehensive income	11,357,264	8,532,835	6,686,607

Net income per share
- basic	0.11	0.13	0.14
- diluted	0.11	0.13	0.14

Weighted average common stock outstanding
- basic	44,727,171	44,677,171	43,053,212
- diluted	44,946,068	44,677,171	43,061,546

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2005	36,991,105	36,991	19,020,848	14,104,400	471,850	720,741	34,354,830
Shares issued for reverse takeover	1,562,271	1,562	1,089	-	-	-	2,651
Issuance of common stock	6,082,995	6,083	10,876,433	-	-	-	10,882,516
Issuance of employee stock	40,800	41	316,159	-	-	-	316,200
Stock options granted	-	-	22,668	-	-	-	22,668
Net income	-	-	-	5,829,294	-	-	5,829,294
Foreign currency translation difference	-	-	-	-	-	857,313	857,313
Transfer to statutory reserves	-	-	-	(750,828)	750,828	-	-
Balance at September 30, 2006	44,677,171	44,677	30,237,197	19,182,866	1,222,678	1,578,054	52,265,472
Stock options granted	-	-	23,350	-	-	-	23,350
Net income	-	-	-	5,624,854	-	-	5,624,854
Foreign currency translation difference	-	-	-	-	-	2,907,981	2,907,981
Transfer to statutory reserves	-	-	-	(691,666)	691,666	-	-
Balance at September 30, 2007	44,677,171	44,677	30,260,547	24,116,054	1,914,344	4,486,035	60,821,657
Issuance of common stock	50,000	50	199,950	-	-	-	200,000
Restricted stock granted	-	-	382,830	-	-	-	382,830
Net income	-	-	-	5,066,295	-	-	5,066,295
Foreign currency translation difference	-	-	-	-	-	6,290,969	6,290,969
Transfer to statutory reserves	-	-	-	(391,090)	391,090	-	-
Balance at September 30, 2008	44,727,171	44,727	30,843,327	28,791,259	2,305,434	10,777,004	72,761,751

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2008	2007	2006
	US$	US$	US$
Cash flows from operating activities
Net income	5,066,295	5,624,854	5,829,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	4,029,453	3,105,376	2,636,716
Impairment loss on property, plant and equipment	209,041	-	-
Amortization of intangible assets	16,776	6,276	5,063
Deferred tax	(108,234)	5,354	70,688
Gain on disposal of a subsidiary	-	-	(88,454)
(Gain)/loss on disposal of property, plant and equipment	125,985	9,944	(10,289)
Minority interests	(94,247)	52,552	(19,239)
Share of undistributed earnings in equity investees	(93,298)	(178,693)	(52,817)
Stock based compensation	382,830	57,556	327,182
Changes in operating assets and liabilities:
Accounts receivable	(1,091,244)	(3,368,780)	896,164
Amounts due from affiliated companies	191,864	108,261	(218,176)
Inventories	(3,189,830)	446,283	(609,907)
Prepaid expenses and other current assets	2,570,516	(121,491)	856,974
Income taxes recoverable	5,189	(86,766)	51,454
Non-current prepaid expenses	38,419	(10,299)	(182)
Accounts payable	224,354	2,886,369	625,850
Accrued payroll and employee benefits	460,100	51,797	8,059
Customer deposits	58,546	78,633	167,651
Other accrued liabilities	525,251	(549,260)	(112,998)
Amounts due to affiliated companies	90,426	(172,997)	(57,543)
Income taxes payable	352,958	(282,545)	(32,878)
Net cash provided by operating activities	9,771,150	7,662,424	10,272,612

Cash flows from investing activities
Purchase of property, plant and equipment	(11,055,205)	(12,088,215)	(11,180,904)
Proceeds from disposal of property, plant and equipment	64,438	129,892	220,298
Restricted bank deposits	(126,749)	-	-
Acquisition of intangible assets	-	(96,006)	(4,623)
Proceeds from disposal of a subsidiary, net of cash disposed	-	-	(39,004)
Acquisition of an equity investee	-	(184,722)	-
Decrease in prepaid expenses and other current assets	-	-	(2,672,686)
Net cash used in investing activities	(11,117,516)	(12,239,051)	(13,676,919)

Cash flows from financing activities
Proceeds from bank borrowings	20,823,780	18,809,343	6,621,689
Repayment of bank borrowings	(19,916,504)	(11,981,294)	(10,119,940)
Repayment to affiliated companies	(94,077)	(7,804)	(143,209)
Amount due to a shareholder	-	(1,638)	(171,178)
Repayment of dividend payable	-	(531,034)	(1,411,886)
Issuance of common stock	-	-	11,062,647
Proceeds from (Repayment to) minority interest	51,277	-	(792,101)
Net cash provided by financing activities	864,476	6,287,573	5,046,022

Effect of exchange rate changes on cash balance	566,907	346,963	26,997

Net increase in cash and cash equivalents	85,017	2,057,909	1,668,712
Cash and cash equivalents, beginning of year	6,377,488	4,319,579	2,650,867
Cash and cash equivalents, end of year	6,462,505	6,377,488	4,319,579

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	591,477	408,123	266,934
Income taxes	387,795	314,470	417,027

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

1.    Organization and Basis of Preparation of Financial Statements

Winner Medical Group Inc., formerly known as Las Vegas Resorts Corporation, HDH Industries, Inc. and Birch Enterprises, Inc., “Winner Medical”, or “the Company”, was originally incorporated under the name Birch Enterprises, Inc. in the state of Nevada in August 1986. The Company was initially formed as a “blank check” entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity.

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

During September 1992 all of Las Vegas Resort Corporation’s operations ceased and, by July 31, 1993, Las Vegas Resort Corporation had dissolved all subsidiaries and business operations. Las Vegas Resort Corporation had no active operations from then until December 16, 2005.

Winner Group Limited, subsequently became a subsidiary of the Company, is a limited liability company registered under the laws of the Cayman Islands and was incorporated in Cayman Islands on April 8, 2003. On July 1, 2003, the major shareholder of Winner Group Limited contributed all of his equity interest in 11 entities to Winner Group Limited. Winner Group Limited then became the holding company of the reorganized group with a total of 11 subsidiaries. The transaction was a group reorganization entered into among entities under common control. The reorganization was treated similar to the pooling of interest method with carry over basis. In July 2005, Winner Group Limited entered into a financial advisory agreement with HFG International, Limited, HFG, pursuant to which HFG agreed to provide financial advisory and consulting services in facilitating the transaction by which Winner Group Limited would go public, which, among other things, included locating a proper shell company. In November 2005, HFG recommended Winner Medical Group Inc. to the management of Winner Group Limited and Winner Group Limited started negotiations with Winner Medical Group Inc. on a possible reverse acquisition transaction. Other than fees paid to HFG International, Limited pursuant to that certain Financial Advisory Agreement, no finder’s fees or other forms of consideration were paid by Winner Group Limited or the Company or the Company’s respective officers, directors or shareholders in connection with the share exchange.

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

Principles of consolidation- The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. All significant inter-company accounts, transactions and cash flows are eliminated on consolidation.

Equity investments, in which the Company exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method. The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

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

Comprehensive income- Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of stockholders’ equity.

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended September 30, 2008, 2007 and 2006, shipping and handling costs expensed to selling expenses were US$4,415,131, US$4,891,760 and US$4,055,053 respectively.

Research and development costs- Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended September 30, 2008, 2007 and 2006, research and development costs expensed to operating expenses were approximately US$1,801,821, US$2,050,000 and US$1,580,000 respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

2.	Summary of Significant Accounting Policies – Continued

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48). This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. FIN 48 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

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

The Company’s subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency. The Company’s subsidiary in Hong Kong has its local currency, Hong Kong Dollar (“HK$”), as its functional currency. On consolidation, the financial statements of the Company’s subsidiaries in PRC and in Hong Kong are translated from RMB and HK$ into US$ in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years. The exchange rate between the Renminbi and the US$ and used for the years ended September 30, 2008 and 2007 were RMB6.8183 to US$1 and RMB7.5108 to US$1, respectively. The exchange rate between the Hong Kong Dollar and the US$ and used for the years ended September 30, 2008 was HK$7.7787 to US$1. Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gain and losses resulting from foreign currency translations are included in other comprehensive income.

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

Post-retirement and post-employment benefits- The Company’s subsidiaries contribute to a state pension scheme in respect of their PRC employees and a mandatory provident fund scheme in respect of its Hong Kong employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Net income per share- Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the year. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In computing the dilutive effect of potential common shares, the average stock price for the period is used in determining the number of treasury shares assumed to be purchased with the proceeds from the exercise options.

As of September 30, 2008 and 2007, basic and diluted net income per share calculated in accordance with SFAS No. 128, “Earnings Per Share”, are reconciled as follows:

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

2.	Summary of Significant Accounting Policies – Continued

	Year ended September 30
	2008	2007
	US$	US$
Basic income per share

Net Income for the year	5,066,295	5,624,854

Weighted average common stock outstanding	44,727,171	44,677,171

Net income per share	0.11	0.13

Diluted income per share

Net Income for the year	5,066,295	5,624,854

Weighted average common stock outstanding	44,727,171	44,677,171

Effect of dilution

Restricted stock	218,897	-
Options	-	-

Weighted average common stock outstanding	44,946,068	44,677,171

Net income per share	0.11	0.13

As of September 30, 2008, 8,333 and 20,000 potential common shares relating to options at the exercise price of US$9.25 and US$4.75 per share, respectively, and representing the total options granted, were excluded from the computations of diluted income per share as both exercise prices were higher than the average market price for the year ended September 30, 2008.

Government Subsidies- Certain subsidiaries of the Company located in PRC received government subsidies from local PRC government agencies. In general, the Company records the government subsidies received as part of other income unless the subsidies received are earmarked for capital expenditures or to compensate certain expense, which have been accounted for in offsetting the respective expenses.

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

Recent changes in accounting standards- In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 157 related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the Company’s consolidated financial position, results of operations and cash flows.  The FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is still evaluating the impact of the adoption of SFAS 157 and is not yet a position to determine such effects on the Company’s consolidated financial position and results of operations.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

2.    Summary of Significant Accounting Policies - Continued

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157.  The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements and is not expected to have material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”).  The objective of SFAS No. 141R is to improve the relevance, presentational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company is evaluating the impact, if any, of the adoption of SFAS No. 141R.  The impact will depend on future acquisitions.  It is not expected to have material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interest in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No.51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 defines “a non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent”.  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company is evaluating the impact, if any, of the adoption of SFAS No. 160.  It is not expected to have material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities amendment of FASB Statement No. 133” (“SFAS 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective in fiscal years beginning after November 15. 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of SFAS 161 will have a material impact on the Company’s disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not anticipate that the provisions of SFAS No. 162 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

3.    Inventories

Inventories by major categories are summarized as follows:

	September 30
	2008	2007
	US$	US$

Raw materials	5,400,887	4,496,795
Work in progress	5,839,042	4,057,579
Finished goods	4,599,658	2,929,068
	15,839,587	11,483,442

4.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2008	2007
	US$	US$
At cost:
Leasehold land and buildings	34,331,569	27,246,287
Plant and machinery	27,315,614	23,867,086
Furniture, fixtures and equipment	2,380,817	1,493,883
Motor vehicles	866,630	824,712
Leasehold improvements	3,514,271	2,979,130
Total	68,408,901	56,411,098

Less: accumulated depreciation and amortization	(17,023,596)	(12,462,185)
Less: impairment on plant and machinery	(410,312)	(173,084)
Construction in progress	6,962,888	3,051,184
Net book value	57,937,881	46,827,013

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

Included in cost of the plant and machinery of the Company is two sets of machineries amounting to US$1,969,730 against which total impairment provision of US$410,312 was made as of September 30, 2008. Management estimates the fair value of plant and machinery reported in its two reportable segments in note 20 are based on the best information available such as the market prices for similar assets or expected future cash flows. The interest cost of US$ 377,191 for the production lines was capitalized for the year ended September 30, 2008.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress on September 30, 2008 represents machinery not yet put to use by the Company either under installation or quality inspection stages.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

5.	Held-for-sale asset

On July 17, 2008, board of directors passed a resolution to liquidate one of the Company’s subsidiaries in Zhuhai, PRC and obtained the approval from the local government in PRC on July 24, 2008. On September 10, 2008, board of directors authorized to sell out a building held by that subsidiary. On September 18, 2008, a sales contract has been signed with an independent third party to transfer the building at a consideration of US$868,333. The carrying amount of the held-for-sale asset as of September 30, 2008 was US$607,423.

Held-for-sale asset consist of the following:
	September 30,
	2008	2007
	US$	US$
At cost:
Building	1,051,320	-
Less: accumulated depreciation	(443,897)	-
Net book value	607,423	-

6.	Credit Facilities and Pledged Assets

The Company’s subsidiaries in Shenzhen and Huang Gang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China, Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.  As of September 30, 2008 these facilities totaled RMB151,460,000, equivalent to US$22,213,748.  The maturities of these facilities are generally up to June 30, 2009. The total unused credit line as of September 30, 2008 was US$7,180,676.  For bank loans obtained by other subsidiaries, there were no unused credit lines.  The weighted average interest rates on short-term borrowings as of September 30, 2008 and 2007 were 7.39% and 6.63% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that at September 30, 2008, 2007 and 2006, leasehold land and buildings, plant and machinery with net book values of US$6,590,342, US$7,357,524 and US$1,777,892 respectively, have been pledged as collateral for the above facilities.

As of September 30, 2008 and 2007, the Company has the following short-term bank loans:

	September 30,
	2008	2007
	US$	US$

Bank loans repayable within one year	15,033,073	12,781,595

Original currency in Chinese Renminbi	102,500,000	96,000,000

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

6.	Credit Facilities and Pledged Assets - Continued

Bank loans as of September 30, 2008 consist of the following:

				2008
Loan	Loan period	Interest rate	Secured by	US$

A	2008.07.03-2009.06.29	8.22%	Land use rights & buildings	1,466,641
B	2008.07.21-2009.06.29	8.22%	Land use rights & buildings	733,321
C	2008.08.22-2009.08.21	8.22%	Land use rights & buildings	733,321
D	2008.08.29-2008.08.28	8.22%	Land use rights & buildings	1,466,641
E	2008.09.27-2009.03.24	6.21%	Land use rights & buildings	1,466,641
F	2008.01.02-2009.01.02	7.47%	Land use rights & buildings	1,173,313
G	2008.01.02-2009.01.02	7.47%	Land use rights & buildings	1,026,649
H	2008.05.27-2009.05.27	7.47%	Land use rights & buildings	1,173,313
I	2008.06.30-2009.04.15	6.57%	Land use rights & buildings	1,319,977
J	2008.09.22-2008.03.22	6.21%	Land use rights & buildings	1,466,641
K	2008.01.22-2009.01.20	7.47%	Land use rights & buildings	2,126,630
L	2008.06.26-2009.06.25	7.84%	Land use rights & buildings	879,985
				15,033,073

Bank loans as of September 30, 2007 consist of the following:

				2007
Loan	Loan period	Interest rate	Secured by	US$

A	2007-01-23 to 2008-01-22	6.12%	Land use rights & buildings	1,997,124
B	2007-09-28 to 2008-09-27	7.29%	Land use rights & buildings	1,331,416
C	2007-05-17 to 2007-11-17	5.67%	Land use rights & buildings	798,850
D	2007-06-11 to 2007-12-11	5.85%	Land use rights & buildings	1,065,133
E	2007-07-02 to 2008-01-02	5.85%	Land use rights & buildings	798,850
F	2007-05-16 to 2008-02-15	6.39%	Property, plant& machinery	665,708
G	2007-09-24 to 2008-09-23	7.29%	Land use rights & buildings	665,708
H	2007-09-13 to 2008-09-12	7.02%	Land use rights & buildings	1,464,558
I	2007-09-30 to 2008-09-29	7.29%	Land use rights & buildings	1,997,124
J	2007-06-28 to 2008-06-27	6.57%	Land use rights & buildings	1,065,133
K	2007-08-10 to 2008-08-10	6.84%	Land use rights & buildings	931,991
				12,781,595

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,
	2008	2007
	US$	US$

Value added tax receivable	2,747,965	2,309,399
Deferred expenditure	122,779	100,540
Advance to suppliers	489,472	562,566
Advance to plant and machinery vendors	628,499	2,631,944
Others	745,788	1,027,043
	4,734,503	6,631,492

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

8.    Investment in Equity Investees

	September 30,
	2008	2007
	US$	US$

Investment cost of L+L Healthcare Hubei Co. Ltd.	1,045,130	1,045,130
Investment cost of Winner Medical Jordan Ltd.	184,722	184,722
Share of accumulated equity in earnings of 50 percent or less owned persons	288,996	195,698
	1,518,848	1,425,550

As of September 30, 2008, the Company holds a 40% equity interest in L+L Healthcare Hubei Co. Ltd. (“L+L”) in PRC, and 35% equity interest in Winner Medical Jordan Ltd. in Jordan.  The Company originally owned 100% equity interest in L+L.  On February 28, 2005, the Company disposed 60% of the interest in L+L to a third party at the consideration of US$2,400,000 with a gain of US$1,165,821. Accrued income tax related to the gain on disposal of investment is US$116,582.  At the time of disposal, accumulated loss of L+L shared by the Company was US$44,920.  In May 2007, the Company invested an amount of US$184,722 to Winner Medical Jordan Ltd. representing 35% equity interest held during 2007.  The share of equity in earnings of equity investees during the year ended September 30, 2008, 2007 and 2006 was US$93,298, US$178,693 and US$52,817 respectively.

9.	Intangible Assets

	September 30,
	2008	2007
	US$	US$

Patent, cost	51,317	46,585
Trademark, cost	113,911	103,408
Less: accumulated amortization	(39,087)	(19,480)
Net book value	126,141	130,513

10.  Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30,
	2008	2007
	US$	US$

Transportation costs	470,186	245,251
Accrued expenses	362,223	609,758
Deposit received	255,558	52,281
Advance from staff	110,621	36,225
Payable to machinery vendors	184,472	215,924
Government subsidy receipt in advance	428,479	409,964
Value added tax payable	407,601	241,168
Withholding tax payable	116,582	116,582
Other taxes payable	90,822	-
Others	91,782	63,718
	2,518,326	1,990,871

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

11.  Income Taxes

United States
The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years. The applicable income tax rate for the Company for the years ended September 30, 2008 and 2007 is 34%.

Cayman Islands
Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong
Winner Medical (Hong Kong) Limited, a 60% owned subsidiary of the Company, is incorporated in Hong Kong. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The Company was incorporated in January 2008 and the applicable statutory tax rate for the subsidiary is 16.5%.

PRC
Effective on January 1, 2008, the PRC Enterprise Income Tax Law, or EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions.

Despite these pending changes, the EIT Law gives existing foreign investment enterprises a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During the grandfather period, foreign investment enterprises that currently enjoy fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Four of our PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. As such, for the first two calendar years ended December 31, 2008 and 2009, Winner Medical (Huanggang) Co., Ltd. is exempted from any enterprise income tax. Between January 1, 2010 and December 31, 2012, Winner Medical (Huanggang) Co., Ltd. is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2010, Winner Medical & Textile Ltd. Chongyang is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2009, Hubei Winner Textiles Co., Ltd. is subject to an enterprise income tax rate of 12.5%. For the calendar years ended December 31, 2008, Shanghai Winner Medical Apparatus Co., Ltd. is exempted from any enterprise income tax. Between January 1, 2009 and December 31, 2011, Shanghai Winner Medical Apparatus Co., Ltd. is subject to an enterprise income tax rate of 12.5%. In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoy a 18% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48). The Company’s policy on classification of all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statue of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until September 30, 2008, the management considered that the Company had no uncertain tax positions affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the year ended September 30, 2008. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China tax authority. The open tax years for examinations in China are 5 years.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

11.  Income Taxes- Continued

The provision for income taxes consists of the following:

	Year ended September 30,
	2008	2007	2006
	US$	US$	US$
Current tax
- PRC	912,954	204,900	445,947
- HK	(218,829)	(225,130)	-
Deferred tax	(103,007)	5,215	70,688
	591,118	(15,015)	516,635

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Year ended September 30,
	2008	2007	2006
	US$	US$	US$

Tax calculated at domestic statutory rate (2008: 25%; 2007: 33%)	1,390,792	1,868,875	2,114,437
Effect of different tax rates in various jurisdictions	(604,756)	(677,801)	(951,155)
Effect on opening deferred tax balances resulting from an decrease in applicable tax rate	(90,436)	-	-
Tax holidays and concessions	(73,127)	(687,812)	(689,291)
Tax refund	(252,400)	(171,468)	-
Tax effect of expenses not deductible for tax purpose	15,805	(1,105)	168,976
Tax effect of revenue not subject to tax	(69,418)	(90,650)	(156,085)
Tax effect of tax loss not utilized	493,220	-	-
Tax effect of temporary difference not recognized	(57)	-	-
(Over)/Under provision in previous year	(218,505)	(229,032)	10,249
Others	-	(26,022)	19,504
	591,118	(15,015)	516,635

The amount of deferred tax assets recognized is as follows:

	September 30,
	2008	2007
	US$	US$
Deferred tax assets

Current: -
Future benefit of tax losses	59,368	145,580
Temporary differences in accrued liabilities	35,380	17,273
Temporary differences in inventories	87,641	29,235
Temporary difference in bad debt	25,409	-
	207,798	192,088

Non current: -
Temporary differences in property, plant and equipment	158,280	26,744

The amount of deferred tax liabilities recognized is as follows:

	September 30,
	2008	2007
	US$	US$
Non current: -
Temporary differences in property, plant and equipment	41,965	22,857

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

12.  Related Party Transactions

Mr. Jianquan Li, a director with a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd (“Safe Secure”), sold all of his controlling interest in Safe Secure to a third party as of September 30, 2007. The Company continuously trades with Safe Secure in the year 2008. During the years ended September 30, 2007 and 2006, the Company sold goods to Safe Secure for US$1,740 and US$nil, respectively, and purchased goods from it for US$491,463 and US$1,319,939, respectively.

During the years ended September 30, 2008, 2007 and 2006, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$894,560, US$809,168 and US$988,895 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of September 30, 2008, 2007 and 2006, the outstanding balance due from Winner Medical &Textile (HK.) Limited were US$183,247, US$252,999 and US$239,588 respectively.

During the years ended September 30, 2008, 2007 and 2006, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$nil, US$nil and US$1,760 respectively, and purchased goods from it for US$716,248, US$490,818, and US$1,093,712 respectively.  As of September 30, 2008, 2007 and 2006, amount due from the equity investee was US$141,892, US$108,987 and US$241,312 respectively.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei are unsecured, interest free and payable according to the trading credit terms. The amount due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and payable according to the trading credit terms.

13.  Stock-Based Compensation

Stock-Based Compensation- The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS No. 123(R)"), ‘‘Share-based Payment’’, which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

	Year ended September 30,
	2008	2007	2006

Risk free interest rate	2.28%	4.5%	4.5%
Volatility	112.10%	50.13%	107%
Expected life (years)	3	3	3
Dividends	-	-	-
Weighted average fair value of options granted during the period	0.40	0.19	2.73

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

13.  Stock-Based Compensation- Continued

In a contract signed on May 8, 2006, the Company agreed to grant to two of the independent directors each year non-qualified options for the purchase of up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date. These options shall be vested in equal installments on a quarterly basis over a one year period. Upon execution of the agreement, the Company granted a prorated amount of initial options of 2,500 each, to two of the independent directors. Such options might be adjusted from time to time as agreed by the parties. The Company uses the Black-Scholes option-pricing model, to value its options granted to the independent directors, and recorded the relating compensation expenses accordingly. As of September 30, 2006, a total of 8334 options have been granted, and accumulated compensation expenses of US$22,668 was recorded. On February 6, 2007, the Company further granted to two of the independent directors each, with non-qualified options for purchases up to 10,000 shares of the common stock. As of September 30, 2007, a total of 28,334 options have been granted, representing the total options from the period May 8, 2006 to September 30, 2007. On October 1, 2007, the Company and the two independent directors agreed to increase the cash compensation to them of US$5,000 each in order to substitute the option compensation terms agreed in the previous contracts. The options granted according to the previous contracts are still valid. The Company has recorded an amount of US$nil and US$23,350 in compensation expenses in the financial years 2008 and 2007 respectively.

A summary of option activity under the Plan as of September 30, 2008, and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years

Outstanding at September 30, 2006	8,334	9.25	1.58
Granted (from October 1, 2006 to September 30, 2007)	20,000	4.75	2.35
Exercised (from October 1, 2006 to September 30, 2007)	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2007	28,334	6.07	2.12
Granted (from October 1, 2007 to September 30, 2008)	-	-	-
Exercised (from October 1, 2007 to September 30, 2008)	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2008	28,334	6.07	1.13

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

Following this incentive plan, the Company granted 1,000,000 units out of the total 1,200,000 authorized restricted stock on October 7, 2007. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income, annual sales objectives, and the participant’s individual performance objectives are fulfilled. As of September 30, 2008, 88,500 units were cancelled due to the resignation of employees or failure to meet the agreed performance.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

13.	Stock-Based Compensation- Continued

A summary of the restricted stock units activity under the Plan is as follows:

Number of units

Units outstanding at October 1, 2007	-
Granted	1,000,000
Exercised	-
Cancelled	88,500
Units outstanding at September 30, 2008	911,500

Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 5, 2007, which was $1.80 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.The Company recorded share-based compensation expense of USD 382,830 for the year ended September 30, 2008.

14.      Commitments and Contingencies

Operating leases- The Company was obligated under operating leases requiring minimum rentals as follows:

US$
Year ending September 30,

2009	288,576
2010	197,268
2011	92,300
Total minimum lease payments	578,144

Rental expenses under operating leases included in the income statement was US$291,431, US$266,382 and US$150,911 for the year ended September 30, 2008, 2007 and 2006 respectively.

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$417,466 as of September 30, 2008.

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

The Company has entered into several foreign currencies forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB during the year 2006. All these foreign currency forward contracts were realized before September 30, 2006 and net exchange loss totaling US$116,863 has been debited against selling, general and administrative expenses for the year then ended. There was no outstanding foreign currency forward contract as of September 30, 2007 and September 30, 2008.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

15.    Stockholders’ Equity

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

On October 16, 2008, the Company’s Board of Directors approved to grant the remaining 200,000 units out of the total 1,200,000 authorized restricted stock. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net, income, annual sales objectives, and the participant’s individual performance objectives are fulfilled. Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 15, 2008, which was US$0.25 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.

16.    Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expense related to this plan, which is calculated at a range of 8%-20% of the average monthly salary, was US$515,232, US$356,113 and US$321,899 for the years ended September 2008, 2007 and 2006 respectively.

According to the Mandatory Provident Fund ("MPF") legislation regulated by the Mandatory Provident Fund Schemes Authority in Hong Kong, with effect from December 1, 2000, the Company is required to participate in a MPF scheme operated by approved trustees in Hong Kong and to make contributions for its eligible employees.  The contributions borne by the Company are calculated at 5% of the salaries and wages (monthly contribution is limited to 5% of HK$20,000 for each eligible employee) as calculated under the MPF legislation.  The expense related to the MPF in the years ended September 30, 2008, 2007 and 2006 amounted to US$1,608, US$nil and US$154 respectively.

17.    Operating Risk

Concentrations of credit risk, major customers and suppliers-A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis.  The sales to this customer accounted for  16%, 19% and 22% of the total net sales for the years ended September 30, 2008, 2007 and 2006, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.  There was bad debt expense US$85,976 and US$13,667 during the years ended September 30, 2008 and 2007 respectively.

Interest rate risk-The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 6.  Other financial assets and liabilities do not have material interest rate risk.

Credit risk-The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable.  The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions.  Bills and accounts receivable are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment. In order to reduce the risk of inability to collect the accounts receivables, the company entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which became effective on April 25, 2008 and automatically renewed unless a one month written notice is given by either party. A total of US$17.8 million of accounts receivables from the new customers and the customers with high credit risk were covered under this insurance contract, and the maximum insurance indemnity from China Export & Credit Insurance Corporation is US$8 million.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

17.    Operating Risk- Continued

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

18.      Statutory reserves

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

19.     Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposables.  The Company’s sales by geographic destination are analyzed as follows:

	Year ended September 30,
	2008	2007	2006
	US$	US$	US$

Europe	40,582,122	30,969,642	25,014,601
Japan	16,340,084	15,182,130	16,646,672
America	12,403,209	8,824,161	7,617,644
PRC	10,963,382	8,526,756	7,777,550
Others	5,216,965	6,778,271	6,816,591
Total net sales	85,505,762	70,280,960	63,873,058

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

20.     Segment Information

The Company has two reportable segments: traditional products (Medical Care, Wound Care, and Home Care) and new style PurCottonTM Products.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the years ended September 2008 are as follows:

	Year ended September 30,
	2008	2007
	US$	US$
Net Sales:
Segment:
Traditional products	84,147,242	70,280,960
PurCottonTM products	1,358,520	-
Consolidated total	85,505,762	70,280,960

Gross Profits:
Segment:
Traditional products	21,323,950	17,411,363
PurCottonTM products	95,231	-
Consolidated total	21,419,181	17,411,363

Income from operations before taxes:
Segment:
Traditional products	6,760,503	5,662,391
PurCottonTM products	(1,197,337)	-
Consolidated total	5,563,166	5,662,391

Net Income:
Segment:
Traditional products	6,263,632	5,624,854
PurCottonTM products	(1,197,337)	-
Consolidated total	5,066,295	5,624,854

	September 30,
	2008	2007
Total Assets:
Segment:
Traditional products	75,552,814	85,121,335
PurCottonTM products	29,587,955	-
Segment total	105,140,769	85,121,335
Reconciliation to consolidated totals:
Elimination of receivables from intersegments	(3,222,678)	-
Consolidated total	101,918,091	85,121,335

	September 30,
	2008	2007
Total Liabilities:
Segment:
Traditional products	21,724,802	24,108,547
PurCottonTM products	8,242,378	-
	29,967,180	24,108,547
Reconciliation to consolidated totals:
Elimination of receivables from intersegments	(959,146)	-
Consolidated total	29,008,034	24,108,547

EXHIBIT INDEX

Exhibit No.	Description

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

10.12	English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Jianquan Li. *

10.13	English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Xiuyuan Fang. *

10.14	English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Jiagan Chen. *

10.15	English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Nianfu Huo. *

10.16	Registrant’s 2006 Equity Incentive Plan (as amended October 7, 2007) [incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 11, 2006]

10.17
Registrant’s 2008-2009 Restricted Stock Unit Incentive Plan (as adopted October 7, 2007) [incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 11, 2006]

14	Code of ethics, dated May 9, 2006. [incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 11, 2006]

21	List of subsidiaries of the registrant*

23.1	Consent of BDO McCabe Lo Limited*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith