Form 10-Q
period 2008-12-31
WINNER MEDICAL GROUP INC
filed 2009-02-13
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 10th, , 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,727,171

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC. Condensed Consolidated Financial Statements (Unaudited) For the three months ended December 31, 2008 and 2007

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F12

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31	September 30
	2008	2008
	(Unaudited)	(Unaudited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	7,734,831	6,462,505
Restricted bank deposits	127,759	126,749
Accounts receivable, less allowances for doubtful accounts of US$75,656 and US$100,964 at December 31, 2008 and September 30, 2008, respectively	12,889,242	13,516,688
Amounts due from affiliated companies	302,847	349,359
Inventories	17,362,728	15,839,587
Prepaid expenses and other current assets	3,621,245	4,734,503
Income taxes recoverable	36,007	99,126
Deferred tax assets	224,291	207,798
Total current assets	42,298,950	41,336,315
Property, plant and equipment, net	57,257,251	57,937,881
Held-for-sale asset	-	607,423
Investment in equity investees	1,608,724	1,518,848
Intangible assets, net	121,444	126,141
Prepaid expenses	220,774	233,203
Deferred tax assets	172,299	158,280
Total assets	101,679,442	101,918,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	14,338,805	15,033,073
Accounts payable	6,804,312	8,271,926
Accrued payroll and employee benefits	2,050,860	1,891,410
Customer deposits	551,286	458,303
Other accrued liabilities	2,526,293	2,518,326
Amounts due to affiliated companies	247,982	136,481
Income taxes payable	895,445	656,550
Total current liabilities	27,414,983	28,966,069
Deferred tax liabilities	41,865	41,965
Total liabilities	27,456,848	29,008,034

Commitments and contingencies

Minority interests	52,100	148,306

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000, issued and outstanding December 31, 2008 – 44,727,171 shares; September 30, 2008 – 44,727,171 shares	44,727	44,727
Additional paid-in capital	30,944,868	30,843,327
Retained earnings	29,899,871	28,791,259
Statutory reserves	2,671,706	2,305,434
Accumulated other comprehensive income	10,609,322	10,777,004
Total stockholders’ equity	74,170,494	72,761,751
Total liabilities and stockholders’ equity	101,679,442	101,918,091

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended December 31
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$

Net sales	25,730,274	19,325,599

Cost of sales	(19,126,878)	(14,526,018)
Gross profit	6,603,396	4,799,581

Other operating income, net	484,964	365,082
Exchange difference, net	(885,012)	(313,531)
Selling, general and administrative expenses	(4,458,526)	(3,583,820)

Income from operations	1,744,822	1,267,312
Interest income	12,516	10,478
Interest expense	(208,409)	(100,659)
Equity in earnings of 50 percent or less owned persons	89,876	24,529
Income before income taxes and minority interests	1,638,805	1,201,660

Income taxes	(260,128)	(64,857)
Income before minority interests	1,378,677	1,136,803

Minority interests	96,207	25,273
Net income	1,474,884	1,162,076

Other comprehensive income
Foreign currency translation difference	(167,682)	1,671,875

Comprehensive income	1,307,202	2,833,951

Net income per share
- basic	0.03	0.03
- diluted	0.03	0.03

Weighted average common stock outstanding
- basic	44,727,171	44,727,171
- diluted	45,002,116	44,852,550

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2007	44,677,171	44,677	30,260,547	24,116,054	1,914,344	4,486,035	60,821,657
Issuance of common stock	50,000	50	199,950	-	-	-	200,000
Restricted stock granted	-	-	382,830	-	-	-	382,830
Net income	-	-	-	5,066,295	-	-	5,066,295
Foreign currency translation difference	-	-	-	-	-	6,290,969	6,290,969
Transfer to statutory reserves	-	-	-	(391,090)	391,090	-	-
Balance at September 30, 2008	44,727,171	44,727	30,843,327	28,791,259	2,305,434	10,777,004	72,761,751
Net income	-	-	-	1,474,884	-	-	1,474,884
Restricted stock granted	-	-	101,541	-	-	-	101,541
Foreign currency translation difference	-	-	-	-	-	(167,682)	(167,682)
Transfer to statutory reserves	-	-	-	(366,272)	366,272	-	-
Balance at December 31, 2008	44,727,171	44,727	30,944,868	29,899,871	2,671,706	10,609,322	74,170,494

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	1,474,884	1,162,076
Adjustment to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	1,102,644	965,636
Amortization of intangible assets	4,402	4,113
Gain on disposal of property, plant and equipment	(192,333)	-
Impairment of property, plant and equipment	51,290	-
Minority interests	(96,207)	(25,273)
Share of undistributed earnings in equity investees	(89,876)	(24,529)
Stock based compensation expenses	101,541	131,250
Deferred tax	(31,385)	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	595,210	(114,621)
Amounts due from affiliated companies	46,268	(50,786)
Inventories	(1,560,918)	(2,561,356)
Prepaid expenses and other current assets	1,101,966	(785,982)
Income taxes recoverable	62,882	(25,418)
Non-current prepaid expenses and deposits	11,873	(2,356)
Accounts payable	(1,447,886)	(1,951,287)
Accrued payroll and employee benefits	163,961	279,048
Customer deposits	94,076	(2,324)
Other accrued liabilities	13,974	415,854
Amounts due to affiliated companies	(9,973)	158,636
Income taxes payable	237,606	49,156
Net cash provided by (used in) operating activities	1,633,999	(2,378,163)

Cash flows from investing activities
Purchase of property, plant and equipment	(668,588)	(1,978,222)
Proceeds from disposal of property, plant and equipment	856,810	-
Proceeds from an equity investee	121,799	-
Restricted bank deposits	(538)	-
Net cash provided by (used in) investing activities	309,483	(1,978,222)

Cash flows from financing activities
Proceeds from bank borrowings	4,760,858	4,324,462
Repayment of bank borrowings	(5,420,054)	(3,375,004)
Net cash (used in) provided by financing activities	(659,196)	949,458

Effect of exchange rate changes on cash balance	(11,960)	172,124

Net increase (decrease) in cash and cash equivalents	1,272,326	(3,234,803)
Cash and cash equivalents, beginning of period	6,462,505	6,377,488
Cash and cash equivalents, end of period	7,734,831	3,142,685
Supplemental disclosures of cash flow information:
Cash paid (refund) during the period for:
Interest	208,409	163,596
Income taxes	(9,635)	41,165

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended December 31, 2008 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2008. The Company follows the same accounting policies in preparation of interim reports.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Recently Issued Accounting Pronouncements-Continued

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

4.  Net Income Per Share

Net income per share- Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  At December 31, 2008 and 2007, the basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

	Three months ended December 31
	2008	2007
	US$	US$
	(Unaudited)	(Unaudited)
Basic income per share

Net Income for the period	1,474,884	1,162,076
Weighted average common stock outstanding	44,727,171	44,727,171
Net income per share	0.03	0.03

Diluted income per share

Net Income for the period	1,474,884	1,162,076
Weighted average common stock outstanding	44,727,171	44,727,171

Effect of dilution

Restricted stock	274,945	125,379
Options	-	-
Weighted average common stock outstanding	45,002,116	44,852,550
Net income per share	0.03	0.03

As of December 31, 2008, 8,333 and 20,000 potential common shares relating to options at the exercise price of US$9.25 and US$4.75 per share, respectively, and representing the total options granted, were excluded from the computations of diluted income per share as both exercise prices were higher than the average market price for the three months ended December 31, 2008.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Inventories

Inventories by major categories are summarized as follows:
	December 31	September 30
	2008	2008
	(Unaudited)	(Unaudited)
	US$	US$
Raw materials	7,676,423	5,400,887
Work in progress	5,157,874	5,839,042
Finished goods	4,528,431	4,599,658
	17,362,728	15,839,587

6.  Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes has been made as the Company has no taxable income for the first quarter and does not expect to have taxable income for the full year. The applicable income tax rate for the Company for the three months ended December 31, 2008 and 2007 is 34%.

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

Despite these changes, the EIT Law gives existing foreign investment enterprises a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During the grandfather period, foreign investment enterprises that currently enjoy fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Four of our PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. As such, for the first two calendar years ended December 31, 2008 and 2009, Winner Medical (Huanggang) Co., Ltd. is exempted from any enterprise income tax. Between January 1, 2010 and December 31, 2012, Winner Medical (Huanggang) Co., Ltd. is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2010, Winner Medical & Textile Ltd. Chongyang is subject to an enterprise income tax rate of 12.5%. Between January 1, 2008 and December 31, 2009, Hubei Winner Textiles Co., Ltd. is subject to an enterprise income tax rate of 12.5%. For the calendar years ended December 31, 2008, Shanghai Winner Medical Apparatus Co., Ltd. is exempted from any enterprise income tax. Between January 1, 2009 and December 31, 2011, Shanghai Winner Medical Apparatus Co., Ltd. is subject to an enterprise income tax rate of 12.5%. In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoy a 18% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes-Continued

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48). The Company’s policy on classification of all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until December 31, 2008, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the three months ended December 31, 2008 and 2007, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China tax authority. The open tax years for examinations in China are 5 years.

7.  Related Party Transactions

During the three months ended December 31, 2008 and 2007, the Company sold goods to L+L Healthcare Hubei Co., Ltd., an equity investee, for US$Nil and US$Nil respectively and purchased goods from it for US$5,219 and US$259,481. As of December 31, 2008, amount due from the equity investee was US$165,716.

During the three months ended December 31, 2008 and 2007, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$Nil and US$236,042 respectively. Mr. Jianquan Li, director of the company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of December 31, 2008, amount due from Winner Medical & Textile (H.K.) Limited was US$10,948.

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

	Three months ended December 31
	2008		2007
	(Unaudited)		(Unaudited)

Risk free interest rate		0.35%		4.5%
Volatility		220.79%		54.80%
Expected life (years)		3		3
Dividends		-		-
Weighted average fair value of options granted during the period	US$	0.14	US$	0.50

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-Based Compensation-Continued

In a contract signed on May 8, 2006, the Company agreed to grant to two of the independent directors each year non-qualified options for the purchase up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date.  On October 1, 2007, the Company and two of the independent directors agreed to increase the cash compensation to them of US$5,000 each, and in order to substitute the option compensation terms agreed in the previous contracts.  The options granted according to the previous contracts are still valid.  The compensation cost for the three months ended December 31, 2008 and 2007 are US$Nil and US$18,750 respectively.

A summary of option activity under the Plan as of December 31, 2008, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years
	(Unaudited)	(Unaudited)	(Unaudited)

Outstanding at September 30, 2007	28,334	6.07	2.12
Granted (from October 1, 2007 to September 30, 2008)	-	-	-
Exercised (from October 1, 2007 to September 30, 2008)	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2008	28,334	6.07	1.13
Granted (from October 1, 2008 to December 31, 2008)	-	-	-
Exercised (from October 1, 2008 to December 31, 2008)	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2008	28,334	6.07	0.88

On October 7, 2007, the Board of Directors approved a 2008-09 Restricted Stock Unit Incentive Plan, the “2008-2009 Plan”, an equity incentive compensation program for fiscal years 2008 and 2009.This 2008-2009 Plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees, where a participant will be eligible to receive one share of our common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

Following this incentive plan, the Company granted 1,000,000 units out of the total 1,200,000 authorized restricted stock on October 7, 2007. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011; if the target of corporate net income, annual sales objectives, and the participant’s individual performance objectives are fulfilled. As of September 30, 2008, 88,500 units were cancelled due to the resignation of employees or failure to meet the agreed performance. On October 16, 2008, the Company, without changing the terms of the incentive plan, granted the remaining 200,000 units of restricted stock to selected staff.

A summary of the restricted stock units activity under the Plan is as follows:
Number of units
(Unaudited)

Units outstanding at October 1, 2007	-
Granted	1,000,000
Exercised	-
Cancelled	(88,500)
Units outstanding at September 30, 2008	911,500
Granted	200,000
Exercised	-
Cancelled	-
Units outstanding at December 31, 2008	1,111,500

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation-Continued

Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 5, 2007 and October 15, 2008, which was US$1.80 and US$0.25 per share, respectively and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award. The Company recorded share-based compensation expense of US$ 101,541 for the three months ended December 31, 2008.

9.  Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
(Unaudited)
Nine months ending September 30, 2009 Year ending September 30	224,438
2010	196,630
2011	92,079
2012	-
2013	-
Total minimum lease payments	513,147

Rental expenses under operating leases included in the statement of income were US$80,849 and US$65,296 for the three months ended December 31, 2008 and 2007 respectively.

Purchase obligations- The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$229,133 and US$745,178 as of December 31, 2008 and 2007 respectively.

10.  Fair Value Measurement

On October 1, 2008, the Company adopted SFAS No.157, “Fair Value Measurements”, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 157 related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis do not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows. The FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. Accordingly, the Company is still evaluating the impact of the provisions of SFAS 157 for non-financial assets and liabilities and is not yet in a position to determine such effects.

In October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market for that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the three-month periods ended December 31, 2008. The adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.  Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis.  The sales to this customer accounted for 16% and 19%, of the total net sales for the three months ended December 31, 2008 and 2007, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.  There were bad debt recovery of US$24,855, and bad debt expense of US$1,589 during the three months ended December 31, 2008 and 2007 respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 4.37% to 8.22%.  Other financial assets and liabilities do not have material interest rate risk.

Credit risk -In order to reduce the risk of inability to collect the accounts receivables, we entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which became effective on April 25, 2008 and automatically renewed unless a one month written notice is given by either party. A total of US$17.8 million of accounts receivables from the new customers and the customers with high credit risk were covered under this insurance contract, and the maximum insurance indemnity from China Export & Credit Insurance Corporation is US$8 million.

Foreign currency risk -The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar, Euro, Pound Sterling, and Australian dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2008 and 2007, the exchange rates of RMB against Euro were 9.6590 and 10.6669 respectively; the appreciation of RMB against Euro was 10.43%. The exchange rates of RMB against Pound Sterling were 9.8798 and 14.5807 respectively; the appreciation of RMB against Pound Sterling was 47.58%. The exchange rates of RMB against Australian dollar were 4.7135 and 6.4061 respectively; the appreciation of RMB against Australian dollar was 35.91%. The exchange rates of RMB against US dollar were 6.8346 and 7.3046 respectively; the appreciation of RMB against US dollar was 6.88%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business.

Our currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against foreign currencies, it will make our sale prices more expensive, thus our sales may decline. We believe that the exchange rate of RMB against US dollar will remain relatively stable in the short run, thus we currently required our European and Australian customers to settle their payments by US dollars instead of Euro, Pound Sterling, and Australian dollars. In the long run, the Company believes that the RMB will continue to appreciate against the US dollar, Euro, Pound Sterling, and Australian dollar; and the following strategies were implemented to reduce or limit the currency exchange risks: (1) As a percentage of total revenue, the sales revenue in China continues to increase. (2)The Company shall increase import of raw materials from the US, such as cotton and packaging materials.

12.  Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposables.  The Company's sales by geographic destination are analyzed as follows:
	Three months ended December 31
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Europe	11,102,938	8,912,709
Japan	4,809,399	4,388,891
North and South America	4,961,408	2,409,335
China	2,601,658	2,624,695
Others	2,254,871	989,969
Total net sales	25,730,274	19,325,599

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Segment Information

The Company has two reportable segments: traditional products (Medical Care, Wound Care, and Home Care) and new style PurCottonTM Products.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three months ended December 2008 are as follows:

	Three months ended December 31
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Net Sales:
Segment:
Traditional products	24,887,117	19,280,915
PurCottonTM products	843,157	44,684
Consolidated total	25,730,274	19,325,599

Gross Profits:
Segment:
Traditional products	6,387,469	4,789,205
PurCottonTM products	215,927	10,376
Consolidated total	6,603,396	4,799,581

Income from operations before taxes
Segment:
Traditional products	1,891,281	1,324,147
PurCottonTM products	(252,476)	(122,487)
Consolidated total	1,638,805	1,201,660

Net Income:
Segment:
Traditional products	1,727,360	1,284,563
PurCottonTM products	(252,476)	(122,487)
Consolidated total	1,474,884	1,162,076

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

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended December 31, 2008 and 2007, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Our board of directors decided it was in our best interest to transfer all the business operations of our subsidiary Winner Medical & Textile Ltd. Zhuhai, or Winner Zhuhai, to Winner Industrial (Shenzhen) Co. Ltd. and Winner Medical & Textile Ltd. Jingmen. On February 1, 2008, we stopped all the business operations of Winner Zhuhai and filed for the liquidation of Winner Zhuhai with various government authorities in the PRC.

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

One main factor that management considers when estimating our future growth is the potential for revenues from new product sales. Our subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, has commenced production of the new spunlace cotton nonwoven products, “PurCottonTM Products”. We have already installed three manufacturing lines in Winner Huanggang. The PurCottonTM product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Patent applications covering the invention of spunlace cotton nonwoven process have been made in more than 30 countries. Patents have been granted in China, patent number: ZL200510033147.1; in the United States, patent number: US 7049753 B2; in Russia, patent number: 2005118845/12(021367); in Singapore, patent number: 200503941-7, and in South Africa, patent number: 07/7583. Our patented manufacturing process enables us to produce PurCottonTM at a relatively lower cost, so we expect our new PurCottonTM products to gradually supersede our gauze products.

We increased the sales and marketing input for PurCottonTM products, and our focus is the Japanese, Chinese, US and European markets. After equipment installation and adjustment, as well as factory audits by customers, we commenced small scale production of PurCottonTM, and started selling PurCottonTM raw materials to Japan, US, Europe, and Chinese customers. During the three months ended December 31, 2008 and 2007, revenue from these products reached approximately $843,000 and $230,000, respectively. At the same time, we are in the stage of processing small scale trial orders of PurCottonTM finished medical products with customers in the North America and Europe.

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

Another trend or consumption pattern in our industry is that hospitals are increasingly seeking to reduce their costs. One method hospitals employ to reduce costs is to seek alternative products that increase efficiency or reduce labor costs. For example, disposable catheters may reduce the need for frequent changes of diapers and bed sheets. Other popular disposable products used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothing and accessories. We believe the demand for cost-effective products and healthcare solutions and an increasing emphasis on health in the U.S. and European Union will bring an increase in the demand for medical instruments, medical dressings and medical disposables products.

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

We encounter significant competition within China and throughout the world. Some of our competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets than we do. However, we believe that our China-based competitors have lower labor costs, but their products often lack diversity. With respect to our competitors located outside China, we believe that competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. Our competition in Europe and the North and South America may have a geographic advantage in the European Union and U.S. markets, but we believe they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

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

Our competitive advantages

Customers in the medical field employ high quality standards, since the product quality and safety is their primary consideration.  They will undergo strict factory and production system verification and product quality testing on their target suppliers. Once the supplier passed their test, it is costly for the customers to switch to others.  Compared with our competitors, our competitive advantages include the following:

- Sound quality management system and certificates obtained.  We have already established three quality management system, ISO9001:2000 quality management system, ISO13485:2003 medical devices quality control system, and 21CFR Part 820 U.S. FDA (United States Food and Drug Administration) Medical Device Quality System Regulation. Also, we are proud to be one of the few to receive FDA approval to export sterilized products to the US directly.  Currently, over 90% of our products have obtained European Union CE certificates.  There are also 30 types of products registered and listed with the FDA in the US, among those are the sterilization pouches and face masks have got 510K (US FDA) certificates.  The Japanese certificates, which are awarded to individual factories, have been granted to ours Shenzhen factory, Jiayu factory, and Chongyang factory, which are factories qualified and entitled to export products to Japan.

-Quality control on vertically integrated production capacities.  We have shaped our integrated manufacturing lines to meet client preferences of procuring a range of products from a single trusted supplier.  Our services range from raw material processing, bleaching, folding, packaging and sterilization to finished product delivery.  They are adamant about maintaining stringent quality control throughout each stage.  We have factories in Hubei, Shenzhen and Shanghai, production plants in Hubei province are primarily focused on upstream manufacturing, and the facilities in Shenzhen are focused on higher value-added processing to finished products.

Our strategy against current economic crisis

Due to the current economic crisis, the prices of all raw materials such as petroleum and cotton are decreasing; as a result, some of our customers requested us to decrease the prices for most of our product lines. Following is our strategy to address this challenge:

- Focus on higher margin products. As our long term plan, we are in the process of executing a systematic plan for the marketing and sales of PurCottonTM products, which have a higher margin than our traditional products. Even though we experienced low margins during the initial stage of the PurCottonTM product launch, we believe it will generate a higher margin than our traditional products once PurCottonTM products commence mass production. At the same time, we are working on equipment technical improvements in Winner Huanggang to increase production efficiency.

- Implement lean production and equipment technical improvements. We implement lean production management and equipment technical improvements among all subsidiaries to eliminate waste during production and increase efficiency.

- Purchase price decreases across the raw materials from our suppliers. We try our best efforts to maintain good relationships with our major suppliers and obtain as lowest prices as possible.

- Control administrative expense. We will continue to optimize the Enterprise Resources Planning, “ERP”, software provided by Systems Applications and Products Company, “SAP”, which enables us to reduce our administrative staff, and thus lower our administrative expenses.

- Optimize resource allocation. We aim to reduce production costs and administrative and transportation expenses, we will optimize resource allocation. For instance, due to the limited production and operational area, our wholly-owned subsidiary, Winner Medical & Textile Ltd. Zhuhai, “Winner Zhuhai”, is not cost effective to further expand its production of certain types of gauze products. To solve this inefficiency of resource utilization, we transferred production to Winner Industrial (Shenzhen) Co. Ltd., “Winner Shenzhen,” and Winner Medical & Textile Ltd. Jingmen, “Winner Jingmen”.

- Reduce labor input. Through improving production techniques, we can reduce labor costs and increase efficiency by automation.

Results of Operations

Comparison for the Three Months Ended December 31, 2008 and 2007

The following sets forth certain of our income statement information for the three months ended December 31, 2008 and 2007.

(All amounts, other than percentages, in thousand of U.S. dollars)
	THREE MONTHS ENDED 12/31/08		THREE MONTHS ENDED 12/31/07
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$25,730	100.00%	$19,326	100.00%	$6,404	33.14%
Costs of Goods Sold	$19,127	74.34%	$14,526	75.16%	$4,601	31.67%
Other Operating Income, Net	$485	1.88%	$365	1.89%	$120	32.88%
Exchange Difference, Net	$-885	-3.44%	$-314	-1.62%	$-571	181.85%
Selling, general and administrative expenses	$4,459	17.33%	$3,584	18.54%	$875	24.41%
Interest Expense	$208	0.81%	$101	0.52%	$107	105.94%
Interest Income	$13	0.05%	$10	0.05%	$3	30%
Investment yields	$90	0.35%	$25	0.13%	$65	260%
Income tax	$260	1.01%	$65	0.34%	$195	300%
Minority interest	$96	0.37%	$25	0.13%	$71	284%
Net income	$1,475	5.73%	$1,162	6.01%	$313	26.94%

Sales Revenue

Sales revenue increased $6,404,000, or 33.14%, to $25,730,000 for the three months ended December 31, 2008 from $19,326,000 for the three months ended December 31, 2007.  This increase was mainly attributable to increased volumes of large sales orders, especially from North and South American customers. The sales revenue to North and South American customers was $4,961,000 for the three months ended December 31, 2008, an increase of 105.94% compared to the same period last year. We have been gradually shifting our resources and services to larger clients. As a result, we expect revenue from these significant customers will increase in the future.

After equipment installation and adjustment, as well as factory audits by customers, we commenced small scale production of PurCottonTM. During the three months ended December 31, 2008, revenue from PurCottonTM products reached approximately $843,000, as compared to approximately $230,000 in the same period last year. Such sales were mainly from the selling of PurCottonTM raw materials to Japan, US, Europe, and Chinese customers who produce consumer products, including sanitary and incontinence products. At the same time, we are in the stage of processing small scale trial orders of PurCottonTM finished medical products, such as operation room towel and sponges, with customers in North America and Europe.

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

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which we sell our products for the three months ended December 31, 2008 and 2007.  The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Three Months Ended on 12/31/08 in Thousand	As a Percentage of Total Revenues	Three Months Ended on 12/31/07 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change
Europe	11,103	43.15%	8,913	46.12%	2,190	24.57%
Japan	4,809	18.69%	4,389	22.71%	420	9.57%
North and South America	4,961	19.28%	2,409	12.47%	2,552	105.94%
China	2,602	10.11%	2,625	13.58%	-23	-0.87%
Others	2,255	8.76%	990	5.12%	1,265	127.78%
Total	25,730	100.00%	19,326	100.00%	6,404	33.14%

Other Operating Income, Net

Our other operating income, net, for the three months ended December 31, 2008, increased $120,000 to $485,000, from $366,000 for the three months ended December 31, 2007. Other operating income, net mainly consists of income from sales of cotton and packing materials, sales of leftover materials, and government subsidies.

Exchange Difference, Net

Our exchange difference, net, for the three months ended December 31, 2008, further increased by $571,000 to a loss of $885,000, from a loss of $314,000 for the three months ended December 31, 2007. The increase is mainly due to the foreign currency exchange losses recognized on fiscal year 2008 compared with the same period last year. After our customers placed orders with us at an agreed selling price in Euro, Pound Sterling or Australian Dollar, the Renminbi (RMB) appreciated against the Euro, Pound Sterling or Australian Dollar; as a result, we suffered a foreign currency exchange loss on the actual payment date. On December 31, 2008 and 2007, the exchange rates of RMB against Euro were 9.6590 and 10.6669 respectively; the appreciation of RMB against Euro was 10.43%. The exchange rates of RMB against Pound Sterling were 9.8798 and 14.5807 respectively; the appreciation of RMB against Pound Sterling was 47.58%. The exchange rates of RMB against Australian dollar were 4.7135 and 6.4061 respectively; the appreciation of RMB against Australian dollar was 35.91%. The exchange rates of RMB against US dollar were 6.8346 and 7.3046 respectively; the appreciation of RMB against US dollar was 6.88%.

Cost of Goods Sold

Our cost of goods sold increased $4,601,000 to $19,127,000 for the three months ended December 31, 2008 from $14,526,000 for the three months ended December 31, 2007.  As a percentage of net revenues, the cost of goods sold decreased 0.82% to 74.34% for the three months ended December 31, 2008 from 75.16% for the three months ended December 31, 2007.  The decrease as percentage of revenue was mainly attributable to the price increase of the unit product cost decrease as a result of better economies of scale, and the improvement of our cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste.

Gross Profits

Our gross profit increased $1,803,000 to $6,603,000 for the three months ended December 31, 2008 from $4,800,000 for the three months ended December 31, 2007.  Gross profit as a percentage of net revenues was 25.66% for the three months ended December 31, 2008, compared to 24.84% for the three months ended December 31, 2007.  The increase in gross profit as a percentage of net revenue was mainly due to the unit product cost decrease as a result of better economies of scale, and the improvement of our cost control, equipment technical improvement and lean production management that increased production efficiency and reduced production waste.

Selling Expenses

Our selling expenses increased $125,000 to $1,896,000 for the three months ended December 31, 2008 from $1,771,000 for the three months ended December 31, 2007.  As a percentage of net revenues, our selling expenses decreased to 7.37% for the three months ended December 31, 2008 from 9.16% for the three months ended December 31, 2007.  The decrease as percentage of revenue was primarily attributable to the decrease of approximately $372,000 in transportation expense for export sales compared with the same period last year.

Our transportation expenses for domestic sales, i.e., transportation costs within China, were $287,000, 1.12% of total sales, and $208,000, 1.08% of total sales, in the three months ended December 31, 2008 and 2007, respectively.  Our transportation expenses for export sales were $686,000, 2.67% of total sales, and $1,058,000, 5.47% of total sales, in the three months ended December 31, 2008 and 2007, respectively.  Our transportation fees for export sales decreased by $372,000 from the three months ended December 31, 2007 to the three months ended December 31, 2008 or approximately 35.16%. This decrease in the export transportation expenses was mainly due to (1) the decrease of unit transportation fee, and (2) we have changed some sales contracts from Cost, Insurance and Freight, or CIF, into Free On Board, or FOB, according to which the customers shall pay for the transportation fee.

Administrative Expenses

Our administrative expenses increased $750,000, or 41.37%, to $2,563,000 for the three months ended December 31, 2008 from $1,813,000 for the three months ended December 31, 2007.  As a percentage of net revenues, administrative expenses increased to 9.96% for the three months ended December 31, 2008 from 9.38% for the three months ended December 31, 2007.  This increase was primarily attributable to the following: (1) as a result of the decrease of market value of general material price, there is an increase of $203,000 provision for decline in value of inventory, (2) a $151,000 increase in salary and welfare for the management and administrative staff compared with the same period last year, and (3) the increase in related administrative expenses such as depreciation and amortization for the Winner Medical (Huanggang) Co., Ltd., or “Winner Huanggang”, for the three months ended December 31, 2008 in the amount of approximately $137,000 with an increase of $73,000 compared to the same period last year.

Interest Expenses

Interest expenses increased to approximately $208,000, 0.81% of the total revenue, for the three months ended December 31, 2008 as compared to approximately $101,000, 0.52% of total revenue, for the same period of 2007, an increase of approximately $107,000, or 105.94%.  Our interest expense relates to bank loans which are primarily used to improve our production capacity, to maintain inventory level, and to maintain daily operation. The percentage increase of interest expense was mainly due to (1) an increase in our comparatively high average outstanding balance of bank loans of approximately $14,339,000 as of December 31, 2008, compared with approximately $14,105,000 as of December 31, 2007, (2) increased interest rates of bank loans in fiscal year 2008, and (3) decrease of bank loans used for operational purposes for the three months ended December 31, 2008, compared with the same period last year.

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

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoy an 18% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended December 31, 2008 and 2007. The enterprise income tax of US is 34%.

Our income tax provision for the three months ended December 31, 2008 was $260,000 as compared to $65,000 for the three months ended December 31, 2007, an increase of $195,000, or 300%. The increase of income tax is mainly due to a change in the tax rate on our subsidiaries in China. The applicable tax rate of our subsidiary Winner Industrial (Shenzhen) Co. Ltd, or Winner Shenzhen, was 18% and 7.5% for the three months ended December 31, 2008 and 2007 respectively, and Winner Shenzhen’s profits constitutes major part of the Company’s total profits.

Minority Interest

Our financial statements reflect an adjustment to our consolidated group net income equal to $96,000 and $25,000 in the three months ended December 31, 2008 and 2007, respectively, reflecting third party minority interests in two of our subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd., and 40% in Winner Medical (Hong Kong) Limited.

Net income (profit after taxes)

Net profit increased to approximately $1,475,000 for the three months ended December 31, 2008, as compared to approximately $1,162,000 for the same period of 2007, an increase of approximately $313,000, or approximately 26.94%.  Such increase is mainly attributable to (1) higher sales revenue during the three months ended December 31, 2008 as compared with the same period last year, (2) the decrease in transportation expenses, and (3) improved production management to reduce manufacture cost.

Foreign Currency Translation Difference

We incurred foreign currency translation differences, equal to a loss of $168,000 and a gain of $1,672,000 in the three months ended December 31, 2008 and 2007, respectively. On July 21, 2005, China reformed its foreign currency exchange policy to adopt floating RMB exchange rates.  On December 31, 2008 and 2007, the exchange rates of RMB against US dollar were 6.8346 and 7.3046 respectively; the appreciation of RMB against US dollar was 6.88%. As a result, we implemented different exchange rates in translating RMB into U.S. dollar in our financial statements for the three months ended December 31, 2008 and 2007. In the three months ended December 31, 2008, the exchange rates of 6.8346, 8.277 and 6.8265 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 7.3046, 8.277 and 7.4074 in the three months ended December 31, 2007, respectively. In addition, we also implemented different exchange rates in translating Hong Kong dollar into U.S. dollar in our financial statements for the three months ended December 31, 2008. In the three months ended December 31, 2008, the exchange rates of 7.7499, 7.7787 and 7.7643 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, respectively.

Accounts receivable

Accounts receivable decreased to approximately $12,889,000 as of December 31, 2008 as compared to approximately $13,517,000 as of September 30, 2008, a decrease of approximately $628,000, or 4.65%.  In order to reduce the risk of inability to collect the accounts receivables, we entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which became effective on April 25, 2008 and will be automatically renewed unless a one month written notice is given by either party. A total of US$17.8 million of accounts receivables from the new customers and the customers with high credit risk were covered under this insurance contract, and the maximum insurance indemnity from China Export & Credit Insurance Corporation is US$8 million. Also, we are using SAP ERP system to evaluate and monitor accounts receivables risks of each individual customer.

Inventory

Our inventory increased to approximately $17,363,000 for the three months ended December 31, 2008 as compared to approximately $15,840,000 as of September 30, 2008, an increase of approximately $1,523,000, or 9.61%. The increase of inventory is mainly attributable to the increased quantity of sales during the three months ended December 31, 2008, and the increased stock of cotton on December 2008 while the price of cotton dropped approximately 25% compared with previous quarters.

Liquidity and Capital Resources

As of the December 31, 2008, we had cash and cash equivalents of approximately $7,735,000.

Cash Flow
(in Thousand US$)
	Three Months Ended December 31,
	2008	2007

Net cash provided by (used in) operating activities	1,633	(2,378)
Net cash provided by (used in) investing activities	309	(1,978)
Net cash (used in) provided by financing activities	(659)	950
Effect of exchange rate changes on cash balance	(11)	172
Net increase (decrease) in cash and cash equivalent	1,272	(3,234)
Cash and cash equivalents at the beginning of period	6,463	6,377
Cash and cash equivalents at the end of period	7,735	3,143

Operating Activities:

Net cash provided by operating activities was $1,633,000 for the three months ended December 31, 2008, which increased by an amount of $4,011,000 from net cash used in operating activities of $2,378,000 in the same period of 2007. The increase was mainly due to the increase in net income during the three months ended December 31, 2008 compared to the same period last year, and the decrease in accounts receivables and inventory level.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash provided by investing activities for the three months ended December 31, 2008 was $309,000, an increase of $2,287,000 from net cash used in investing activities of $1,978,000 in the same period of 2007.  This was due to disposable of the factory and plant of Winner Zhuhai, which is under liquidation, and the decrease of investment in property, plant, and equipment. We have carefully evaluated our investment plan for fiscal year 2009, and reduced or delayed some of the investment in fixed assets to maintain a healthy cash position.

Financing Activities:

Net cash used in financing activities for the three months ended December 31, 2008 totaled $659,000, as compared to $950,000, provided by financing activities in the same period of 2007. Such decrease of cash provided by financing activities was mainly attributable to the increase in repayments of bank borrowings, and better cash position from increased cash flow from investing activities.

Our loan to asset ratio was 27.00% as of December 31, 2008. We plan to maintain our debt to asset ratio below 40%. We believe that we currently maintain a good business relationship with each of the banks with whom we have loans, as identified in the table below.

As of December 31, 2008, we have loans with Chinese banks totaling $14,339,000. These annual interest rates of these loans are ranging from 4.37%-8.22%.

Bank loans as of December 31, 2008
					Balance as of December 31, 2008
Loan	Bank	Loan period	Interest rate	Secured by	US$
A	Shenzhen Industrial and Commercial Bank of China	07-03-2008 to 06-29-2009	8.22%	Land use rights & buildings	1,463,143
B	Shenzhen Industrial and Commercial Bank of China	12-31-2008 to 03-31-2009	4.37%	Land use rights & buildings	1,463,143
C	Shenzhen Industrial and Commercial Bank of China	12-31-2008 to 03-31-2009	4.37%	Land use rights & buildings	1,463,143
D	China Merchants Bank, Shenzhen Branch	01-02-2008 to 01-02-2009	7.47%	Land use rights & buildings	1,170,515
E	China Merchants Bank, Shenzhen Branch	05-27-2008 to 05-27-2009	7.47%	Land use rights & buildings	1,170,515
F	China Merchants Bank, Shenzhen Branch	06-30-2008 to 04-15-2009	6.57%	Land use rights & buildings	1,316,829
G	China Merchants Bank, Shenzhen Branch	09-22-2008 to 03-22-2009	6.21%	Land use rights & buildings	1,463,143
H	Huanggang Industrial and Commercial Bank of China	01-22-2008 to 01-20-2009	7.47%	Land use rights & buildings	2,121,558
I	Huanggang Industrial and Commercial Bank of China	06-26-2008 to 06-25-2009	7.84%	Land use rights & buildings	877,886
J	Huanggang Industrial and Commercial Bank of China	11-17-2008 to 02-14-2009	6.03%	Land use rights & buildings	658,415
K	Tianmen Branch of the Industrial and Commercial Bank of China	12-17-2008 to 08-31-2009	6.417%	Land use rights & buildings	1,170,515
		Total			14,338,805

As of December 31, 2008, we had approximately $24.18 million bank credit facilities from four commercial banks; and excluding the $14.34 million banks loans as of December 31, 2008, there are $9.84 million unused bank credit facilities, consisting of approximately $3.66 million from Shenzhen Branch of China Merchants Bank, approximately $4.39 million from Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $0.41 million form Tianmen Branch of the Industrial and Commercial Bank of China, and approximately $1.38 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by our real estate and other assets. These revolving lines of credit allow us to make short-term loans repeatedly, and the banks re-evaluate our credit line annually. These bank credits enable us to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Principles of consolidation –Our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, expenses and cash flows of the Company and all of its subsidiaries. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

•
Revenue Recognition –We derives its revenue primarily from the sales of medical dressings and disposables. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to us were insignificant during past years.

•
Inventory –Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw material, direct labor and overhead associated with the manufacturing process.

•
Trade accounts receivable –Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

•
Property, plant and equipment –Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land	Over the lease term

Buildings	10 - 30 years

Plant and machinery	10 - 12 years

Furniture, fixtures and equipment	5 - 8 years

Motor vehicles	5 - 8 years

Leasehold improvements	Over the lease term

•
Impairment of long-lived assets –We evaluate all of our long-lived assets for impairment in accordance with the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  We assess the impairment of fixed assets on an annual basis or whenever events or changes in circumstances indicate that the fair value or future discounted cash flows of these assets is less than the carrying value. Should events indicate that any of our long-lived assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value, or the difference between the carrying value and future discounted cash flows of the impaired assets, and recorded in earnings during the period of such impairment.

•
Income taxes –Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations.  This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically six or twelve months and interest rates are subject to change upon renewal. During calendar years 2007 and 2008 the People’s Bank of China, the central bank of China, adjusted the interest rate of RMB bank loans eleven times - on March 18, 2007, May 19, 2007, July 21, 2007, August 22, 2007, September 15, 2007, December 21, 2007, September 16, 2008, October 19, 2008, October 30, 2008, November 27, 2008, and December 23, 2008. Since December, 2008, the new interest rates are 4.86% and 5.31% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.58% and 6.12%, before March 18, 2007. A hypothetical 1.0% change in the annual interest rates for all of our credit facilities on December 31, 2008 would affect the net income before provision for income taxes by approximately $0.14 million for the three months ended December 31, 2008. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is US dollar and the majority of our revenues will be settled in RMB and US dollars. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar, Euro, Pound Sterling, and Australian dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2008 and 2007, the exchange rates of RMB against Euro were 9.6590 and 10.6669 respectively; the appreciation of RMB against Euro was 10.43%. The exchange rates of RMB against Pound Sterling were 9.8798 and 14.5807 respectively; the appreciation of RMB against Pound Sterling was 47.58%. The exchange rates of RMB against Australian dollar were 4.7135 and 6.4061 respectively; the appreciation of RMB against Australian dollar was 35.91%. The exchange rates of RMB against US dollar were 6.8346 and 7.3046 respectively; the appreciation of RMB against US dollar was 6.88%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business.

Our currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against foreign currencies, it will make our sale prices more expensive, thus our sales may decline. We believe that the exchange rate of RMB against US dollar will remain relatively stable in the short run, thus we currently required our European and Australian customers to settle their payments by US dollars instead of Euro, Pound Sterling, and Australian dollars.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of December 31, 2008, our disclosure controls and procedures were effective at that reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

DATED: February 13, 2009

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