Form 10-Q
period 2009-03-31
WINNER MEDICAL GROUP INC
filed 2009-05-13
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000 -16547

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May10, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,727,171

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended March 31, 2009 and 2008

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F15

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31	September 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	8,115,362	6,462,505
Restricted bank deposits	88,616	126,749
Accounts receivable, less allowances for doubtful accounts of US$75,641 and US$100,964 at March 31, 2009 and September 30, 2008, respectively	10,398,347	13,516,688
Amounts due from affiliated companies	165,684	349,359
Inventories	14,880,550	15,839,587
Prepaid expenses and other current assets	4,193,485	4,734,503
Income taxes recoverable	38,915	99,126
Deferred tax assets	237,040	207,798
Total current assets	38,117,999	41,336,315
Property, plant and equipment, net	56,506,544	57,937,881
Held-for-sale asset	-	607,423
Investment in equity investees	1,600,233	1,518,848
Intangible assets, net	117,025	126,141
Non-current restricted bank deposits	158,189	-
Prepaid expenses and other receivable	65,829	233,203
Deferred tax assets	227,340	158,280
Total assets	96,793,159	101,918,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	10,537,018	15,033,073
Accounts payable	4,232,792	8,271,926
Accrued payroll and employee benefits	1,786,622	1,891,410
Customer deposits	694,781	458,303
Other accrued liabilities	2,158,541	2,518,326
Amounts due to affiliated companies	6,047	136,481
Income taxes payable	1,303,710	656,550
Total current liabilities	20,719,511	28,966,069
Deferred tax liabilities	41,857	41,965
Total liabilities	20,761,368	29,008,034

Commitments and contingencies

Minority interests	72,927	148,306

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000, issued and outstanding March 31, 2009 – 44,727,171 shares; September 30, 2008 – 44,727,171 shares	44,727	44,727
Additional paid-in capital	31,046,409	30,843,327
Retained earnings	30,803,057	28,791,259
Statutory reserves	3,412,809	2,305,434
Accumulated other comprehensive income	10,651,862	10,777,004
Total stockholders’ equity	75,958,864	72,761,751
Total liabilities and stockholders’ equity	96,793,159	101,918,091

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31		Six months ended March 31
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Net sales	20,627,146	17,888,303	46,357,420	37,213,902

Cost of sales	(14,825,262)	(13,936,502)	(33,952,140)	(28,462,520)
Gross profit	5,801,884	3,951,801	12,405,280	8,751,382

Other operating income, net	406,285	72,472	891,249	437,555
Exchange difference, net	(244,685)	(223,352)	(1,129,697)	(536,884)
Selling, general and administrative expenses	(3,864,748)	(3,341,351)	(8,323,274)	(6,925,171)

Income from operations	2,098,736	459,570	3,843,558	1,726,882
Interest income	11,303	8,259	23,819	18,737
Interest expense	(118,647)	(138,206)	(327,056)	(238,865)
Equity in earnings of 50 percent or less owned persons	133,262	(564)	223,138	23,965
Income before income taxes and minority interests	2,124,654	329,059	3,763,459	1,530,719

Income taxes	(459,537)	223,441	(719,665)	158,584
Income before minority interests	1,665,117	552,500	3,043,794	1,689,303

Minority interests	(20,828)	17,728	75,379	43,001
Net income	1,644,289	570,228	3,119,173	1,732,304

Other comprehensive income
Foreign currency translation difference	42,540	2,667,997	(125,142)	4,339,872

Comprehensive income	1,686,829	3,238,225	2,994,031	6,072,176

Net income per share
- basic	0.04	0.01	0.07	0.04
- diluted	0.04	0.01	0.07	0.04

Weighted average common stock outstanding
- basic	44,727,171	44,727,171	44,727,171	44,727,171
- diluted	44,962,369	44,864,313	44,989,693	44,864,313

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	Comprehensive	holders’
	outstanding	Amount	capital	earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2007	44,677,171	44,677	30,260,547	24,116,054	1,914,344	4,486,035	60,821,657
Issuance of common stock	50,000	50	199,950	-	-	-	200,000
Restricted stock granted	-	-	382,830	-	-	-	382,830
Net income	-	-	-	5,066,295	-	-	5,066,295
Foreign currency translation difference	-	-	-	-	-	6,290,969	6,290,969
Transfer to statutory reserves	-	-	-	(391,090)	391,090	-	-
Balance at September 30, 2008	44,727,171	44,727	30,843,327	28,791,259	2,305,434	10,777,004	72,761,751
Restricted stock granted	-	-	203,082	-	-	-	203,082
Net income	-	-	-	3,119,173	-	-	3,119,173
Foreign currency translation difference	-	-	-	-	-	(125,142)	(125,142)
Transfer to statutory reserve	-	-	-	(1,107,375)	1,107,375	-	-
Balance at March 31, 2009	44,727,171	44,727	31,046,409	30,803,057	3,412,809	10,651,862	75,958,864

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	3,119,173	1,732,304
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	2,223,513	1,971,170
Amortization of intangible assets	8,802	8,272
(Gain) Loss on disposal of property, plant and equipment	(193,503)	46,107
Impairment of property, plant and equipment	273,572	-
Minority interests	(75,379)	(43,001)
Share of undistributed earnings in equity investees	(223,138)	(23,965)
Stock based compensation expenses	203,082	262,500
Deferred tax	(99,244)	(95,226)
Increase (decrease) in cash resulting from changes in:
Restricted bank deposits	(119,333)	-
Accounts receivable	3,083,540	1,537,122
Amounts due from affiliated companies	86,607	(143,514)
Inventories	918,256	(4,126,733)
Prepaid expenses and other current assets	528,827	3,158,146
Income taxes recoverable	59,956	(44,438)
Non-current prepaid expenses and other receivable	166,774	(5,717)
Accounts payable	(4,017,837)	(2,548,975)
Accrued payroll and employee benefits	(99,918)	(49,209)
Customer deposits	237,657	122,314
Other accrued liabilities	(353,301)	(98,907)
Amounts due to affiliated companies	(130,083)	301,060
Income taxes payable	644,865	(140,242)
Net cash provided by operating activities	6,242,888	1,819,068

Cash flows from investing activities
Purchase of property, plant and equipment	(1,277,001)	(7,509,676)
Proceeds from disposal of property, plant and equipment	863,991	-
Proceeds from disposal of an equity investee	141,755	-
Repayments received from affiliated companies	96,169	-
Net cash used in investing activities	(175,086)	(7,509,676)

Cash flows from financing activities
Proceeds from bank borrowings	(16,551,684)	11,815,564
Repayment of bank borrowings	12,088,588	(10,572,035)
Net cash (used in) provided by financing activities	(4,463,096)	1,243,529

Effect of exchange rate changes on cash balance	48,151	578,898

Net increase (decrease) in cash and cash equivalents	1,652,857	(3,868,181)
Cash and cash equivalents, beginning of period	6,462,505	6,377,488
Cash and cash equivalents, end of period	8,115,362	2,509,307
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	327,056	319,621
Income taxes	108,629	122,685

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the six months ended March 31, 2009 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2008. The Company follows the same accounting policies in preparation of interim reports.

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.  Description of Business

The principal activities of the Company and its subsidiaries consist of research and development, manufacturing and trading of medical dressings and medical disposable products. All activities of the Company are principally conducted by subsidiaries operating in the People’s Republic of China (the “PRC”).

3.  Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”).  The objective of SFAS No. 141R is to improve the relevance, presentational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company is evaluating the impact, if any, of the adoption of SFAS No. 141R.  The impact will depend on future acquisitions.  It is not expected to have material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interest in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No.51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 defines “a non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent”.  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company is evaluating the impact, if any, of the adoption of SFAS No. 160.  It is not expected to have material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). ESP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No.128 Earning per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the effect of EITF 03-6-1 on the earnings per share calculation.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect of FAS 141(R)-1 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

4.  Net Income Per Share

Net income per share- Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  At March 31, 2009 and 2008, the basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Net Income Per Share-Continued

	Three months ended March 31
	2009	2008
	US$	US$
	(Unaudited)	(Unaudited)
Basic income per share
Net Income for the period	1,644,289	570,228
Weighted average common stock outstanding	44,727,171	44,727,171
Net income per share	0.04	0.01
Diluted income per share
Net Income for the period	1,644,289	570,228
Weighted average common stock outstanding	44,727,171	44,727,171
Effect of dilution
Restricted stock	235,198	137,142
Options	-	-
Weighted average common stock outstanding	44,962,369	44,864,313
Net income per share	0.04	0.01

	Six months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share
Net Income for the period	3,119,173	1,732,304
Weighted average common stock outstanding	44,727,171	44,727,171
Net income per share	0.07	0.04
Diluted income per share
Net Income for the period	3,119,173	1,732,304
Weighted average common stock outstanding	44,727,171	44,727,171
Effect of dilution
Restricted stock	262,522	137,142
Options	-	-
Weighted average common stock outstanding	44,989,693	44,864,313
Net income per share	0.07	0.04

As of March 31, 2009, 8,333 and 20,000 potential common shares relating to options were at the exercise price of US$9.25 and US$4.75 per share, respectively, and representing the total options granted to independent directors, and were excluded from the computations of diluted income per share as both exercise prices were higher than the average market price for the six months ended March 31, 2009.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Inventories

Inventories by major categories are summarized as follows:
	March 31	September 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Raw materials	5,762,904	5,400,887
Work in progress	4,618,183	5,839,042
Finished goods	4,499,463	4,599,658
	14,880,550	15,839,587

6.  Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes has been made as the Company has no taxable income for the first two quarters and does not expect to have taxable income for the full year. The applicable income tax rate for the Company for the six months ended March 31, 2009 and 2008 is 34%.

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

 PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatments. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Four of the Company’s PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes-Continued

The following table sets forth the tax rates applicable for the Company’s PRC subsidiaries that enjoy their existing preferential tax treatments.

	Calendar year end December 31,
	2008	2009	2010	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Winner Medical (Huanggang) Co., Ltd.	0%	0%	12.5%	12.5%	12.5%
Winner Medical & Textile Ltd. Chongyang	12.5%	12.5%	12.5%	25%	25%
Hubei Winner Textiles Co., Ltd.	12.5%	12.5%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	0%	12.5%	12.5%	12.5%	25%

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoying an 20% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48). The Company’s policy on classification of all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until March 31, 2009, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the six months ended March 31, 2009 and 2008, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in China is 5 years.

7.  Credit Facilities

	March 31,2009
	Bank credit facilities	Unused bank credit facilities	Bank loans
	(Unaudited) US$	(Unaudited) US$	(Unaudited) US$
Bank A	8,777,191	5,847,072	2,930,119
Bank B	8,777,191	4,681,169	4,096,022
Bank C	5,037,133	2,696,548	2,340,585
Bank D	1,579,894	409,602	1,170,292
Total	24,171,409	13,634,391	10,537,018

As of March 31, 2009, the Company had approximately $24.17 million bank credit facilities from four commercial banks; and after drawdowns of $10.54 million banks loans as of March 31, 2009, there are $13.63 million unused bank credit facilities. The Company’s real estate and other assets have been pledged as collateral for the credit facilities. These revolving lines of credit allow the Company to make short-term loans on a recurring basis, and the banks re-evaluate the Company’s credit line annually. These bank credits enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans. There has been no substantial change in the credit facilities during the six months ended March 31, 2009.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Related Party Transactions

During the six months ended March 31, 2009 and 2008, the Company purchased goods from L+L Healthcare Hubei Co., Ltd., an equity investee, for US$5,175 and US$621,762. As of March 31, 2009, amount due from the equity investee was US$159,637.

During the six months ended March 31, 2009 and 2008, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$Nil and US$552,391 respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of March 31, 2009, amount due from Winner Medical & Textile (H.K.) Limited was US$ Nil.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei are unsecured, interest free and payable according to the trading credit terms. Starting from 2006, the amount due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and payable according to the trading credit terms.

9.  Stock-Based Compensation

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

	Six months ended March 31
	2009		2008
	(Unaudited)		(Unaudited)

Risk free interest rate		0.55%		1.79%
Volatility		237.16%		69.81%
Expected life (years)		3		3
Dividends		-		-
Weighted average fair value of options granted during the period	US$	0.38	US$	0.28

In a contract signed on May 8, 2006, the Company agreed to grant to two of its independent directors each year non-qualified options for purchasing up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date.  On October 1, 2007, the Company and two of its independent directors agreed to increase the cash compensation to them of US$5,000 each, and in order to substitute the option compensation terms agreed in the previous contracts.  The options granted according to the previous contracts are still valid. There was no stock-based compensation cost recorded for the six months ended March 31, 2009 and 2008, respectively. Instead, the total cash compensation costs for the six months ended March 31, 2009 and 2008 are US$37,500 and US$37,500, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Stock-Based Compensation-Continued

 A summary of option activity under the 2008-2009 Plan (as defined below) as of March 31, 2009, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years
	(Unaudited)	(Unaudited)	(Unaudited)

Outstanding at September 30, 2007	28,334	6.07	2.12
Granted (from October 1, 2007 to September 30, 2008)	-	-	-
Exercised (from October 1, 2007 to September 30, 2008)	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2008	28,334	6.07	1.13
Granted (from October 1, 2008 to March 31, 2009)	-	-	-
Exercised (from October 1, 2008 to March 31, 2009)	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2009	28,334	6.07	0.63

On October 7, 2007, the Board of Directors approved a 2008-2009 Restricted Stock Unit Incentive Plan, the “2008-2009 Plan”, an equity incentive compensation program for fiscal years 2008 and 2009.The 2008-2009 Plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

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

A summary of the restricted stock units activity under the 2008-2009 Plan is as follows:

Number of units
(Unaudited)

Units outstanding at October 1, 2007	-
Granted	1,000,000
Exercised	-
Cancelled	(88,500)
Units outstanding at September 30, 2008	911,500
Granted	200,000
Exercised	-
Cancelled	-
Units outstanding at March 31, 2009	1,111,500

Estimated value of award as of grant date is based on the market price of the common stock as quoted on the www.NASDAQ.com as of October 5, 2007 and October 15, 2008, which was US$1.80 and US$0.25 per share, respectively and assumes that the individual achieves 100% of the applicable corporate and individual objectives as set forth in the award. The Company recorded share-based compensation expense of US$203,082 and US$191,415 for the six months ended March 31, 2009 and 2008, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
(Unaudited)
Six months ending September 30, 2009 Year ending September 30	145,359
2010	186,477
2011	84,283
2012	-
2013	-
Total minimum lease payments	416,119

Rental expenses under operating leases included in the statement of income were US$180,808 and US$134,456 for the six months ended March 31, 2009 and 2008 respectively.

Purchase obligations- The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$309,577 and US$255,155 as of March 31, 2009 and 2008 respectively.

11.  Fair Value Measurement

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

In October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market for that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the six-month periods ended March 31, 2009. The adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the effect of SFAS 157-4 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis.  The sales to this customer accounted for 16% and 18%, of the total net sales for the six months ended March 31, 2009 and 2008, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was US$60,163 and US$14,453 during the six months ended March 31, 2009 and 2008 respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 4.37% to 7.84%.  Other financial assets and liabilities do not have material interest rate risk.

Credit risk -In order to reduce the risk of inability to collect the accounts receivables, the Company entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivables, which became effective on April 25, 2008 and automatically renewed subject to a one month written notice is given by either party. A total of US$17.8 million of accounts receivables from the new customers and the customers with high credit risk were covered under this insurance contract, and the maximum insurance indemnity from China Export & Credit Insurance Corporation is US$8 million.

Foreign currency risk -The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar, Euro, Pound Sterling, and Australian dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On March 31, 2009 and 2008, the exchange rates of RMB against Euro were 9.6590 and 10.6669 respectively; the appreciation of RMB against Euro was 10.43%. The exchange rates of RMB against Pound Sterling were 9.8798 and 14.5807 respectively; the appreciation of RMB against Pound Sterling was 47.58%. The exchange rates of RMB against Australian dollar were 4.7135 and 6.4061 respectively; the appreciation of RMB against Australian dollar was 35.91%. The exchange rates of RMB against US dollar were 6.8346 and 7.3046 respectively; the appreciation of RMB against US dollar was 6.88%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against foreign currencies, it will make the Company’s sale prices more expensive, thus its sales may decline. The Company believes that the exchange rate of RMB against US dollar will remain relatively stable in the short run, thus the Company currently required its European and Australian customers to settle their payments by US dollars instead of Euro, Pound Sterling, and Australian dollars. In the long run, the Company believes that the RMB will continue to appreciate against the US dollar, Euro, Pound Sterling, and Australian dollar; and the following strategies were implemented to reduce or limit the currency exchange risks: (1) As a percentage of total revenue, the sales revenue in China continues to increase. (2)The Company shall increase import of raw materials from the US, such as cotton and packaging materials.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposable products. The Company's sales by geographic destination are analyzed as follows:

	Three months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Europe	8,450,865	8,084,061
Japan	3,707,079	4,188,024
North and South America	4,028,393	1,559,089
China	3,875,648	2,718,491
Others	565,161	1,338,638
Total net sales	20,627,146	17,888,303

	Six months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Europe	19,553,803	16,996,770
Japan	8,516,478	8,576,915
North and South America	8,989,801	3,968,424
China	6,477,306	5,343,186
Others	2,820,032	2,328,607
Total net sales	46,357,420	37,213,902

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Segment Information

The Company has two reportable segments: traditional products (Medical Care, Wound Care, and Home Care) and new style PurCotton Products.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the six months ended March 31, 2009 and 2008 are as follows:

	Six months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
Net Sales:	US$	US$
Segment:
Traditional products	44,406,798	37,041,083
PurCotton products	1,950,622	172,819
Consolidated total	46,357,420	37,213,902

Gross Profits:
Segment:
Traditional products	11,985,148	8,683,741
PurCotton products	420,132	67,641
Consolidated total	12,405,280	8,751,382

Income from operations before taxes
Segment:
Traditional products	4,079,535	1,906,761
PurCotton products	(316,076)	(376,042)
Consolidated total	3,763,459	1,530,719

Net Income:
Segment:
Traditional products	3,433,850	2,108,347
PurCotton products	(314,677)	(376,043)
Consolidated total	3,119,173	1,732,304

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

Overview

Winner Medical’s business operations consist of the manufacturing and marketing, research and development of medical dressings and medical disposable products. The Company has eight wholly-owned operating subsidiaries and four joint venture companies. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical care, wound care, home care products and PurCotton products, a nonwoven fabric made from 100% natural cotton. The Company manufactures its products in China and sells them both in China and abroad in other countries and areas such as Japan, Germany, Italy, the Netherlands, the United Kingdom, Australia, France, South America, Africa, the Middle East and the United States.

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended March 31, 2009 and 2008, and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto included elsewhere in this Report.

The Company’s History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. From July 1993 until late 2005, the Company’s immediate predecessor, Las Vegas Resorts Corporation, and its predecessors had no meaningful business operations.

Winner Medical Group Inc. presently conducts its business operations through its operating subsidiaries located in China and elsewhere.

The Company’s Business Operations

Winner Medical’s present business operations commenced February 1991 and involve the manufacture and marketing of its products primarily out of its facilities in China. The Company generates revenue through domestic (China) and foreign sale of a variety of medical dressings and medical disposables products, such as dressing packs, wound care dressings, protective products, medical instruments, dental products, hygiene products and home care products.

The Company has integrated manufacturing lines that provide its clients with the ability to procure certain products from a single supplier. The Company sells its own brand products in the developing countries including China, the Middle East, South America, Africa, and Southeast Asia. In the developed countries where it sells its products, the Company provides its customers with its specialized design, manufacturing and packaging services. When the Company works on this basis, its clients are able to select the design, size, type and scale of the products the Company manufactures for them.

The Company’s board of directors decided it was in its best interest to transfer all the business operations of the Company’s subsidiary Winner Medical & Textile Ltd. Zhuhai, Winner Zhuhai, to Winner Industrial (Shenzhen) Co. Ltd. and Winner Medical & Textile Ltd. Jingmen. On February 1, 2008, the Company stopped all the business operations of Winner Zhuhai and filed for the deregistration of Winner Zhuhai with various government authorities in the PRC.

Industry Wide Trends that are Relevant to the Company’s Business

The medical dressings and medical disposables manufacturing market are continually evolving due to technological advances and new demands in the healthcare industry. The Company believes the trends in the industry towards improving medical care and patient conditions, changes in patient treatment approaches and technological advances will impact favorably on the demand for its products. The Company anticipates that these factors will result in growth in sales of medical dressings and medical disposables products and increased revenue for the Company.

The export of medical dressings and medical disposables products from China has grown rapidly over the last few years. The Company believes that its sales over the next five years will grow in correlation to the growth of medical dressings and medical disposables export volume from China.

One main factor that management considers when estimating the Company’s future growth is the potential for revenues from new product sales. The Company’ subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, has commenced production of the new spunlace cotton nonwoven products, “PurCotton Products”. The Company has already installed three manufacturing lines in Winner Huanggang. The PurCotton product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Patent applications covering the invention of spunlace cotton nonwoven process have been made in more than 30 countries. Patents have been granted in China, patent number: ZL200510033147.1; in the United States, patent number: US 7049753 B2; in Russia, patent number: 2005118845/12(021367), in Singapore, patent number: 200503941-7, and in South Africa, patent number: 07/7583. The Company’s patented manufacturing process enables it to produce PurCotton at a relatively lower cost than woven gauze, so the Company expects its new PurCotton products to gradually supersede its gauze products.

The Company increased the sales and marketing input for PurCotton products, and its focus is the Japanese, Chinese, United States and European markets. After equipment installation and adjustment, as well as factory audits by customers, the Company commenced production of PurCotton, and started selling PurCotton raw materials to Japan, US, Europe, and Chinese customers. During the six months ended March 31, 2009 and 2008, revenue from these products reached approximately $1,951,000 and $173,000, respectively. At the same time, the Company is in the stage of processing trial orders of PurCotton finished medical products with customers in North America and Europe.

The medical dressings and medical disposables market is subject to consumption patterns and trends. One such trend or consumption pattern relates to the age demographics of the end users of the Company’s products. On average, the worldwide population is aging and life spans are generally increasing. As the general population begins to include a larger percentage of older people, the Company anticipates that more medical care will be required, and that will result in increased sales of the Company’s products.

Another trend or consumption pattern in the Company’s industry is that hospitals are increasingly seeking to reduce their costs. One method hospitals employ to reduce costs is to seek alternative products that increase efficiency or reduce labor costs. For example, disposable catheters may reduce the need for frequent changes of diapers and bed sheets. Other popular disposable products used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothing and accessories. The Company believes the demand for cost-effective products and healthcare solutions and an increasing emphasis on health in the U.S. and European Union will bring an increase in the demand for medical instruments, medical dressings and medical disposables products.

Also affecting the Company’s industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may result in restrictions on these products under environmental protection regulations which may negatively affect sales of these products. Moreover, such materials are non-biodegradable and exploit petroleum, a non-renewable energy resource. The Company believes this trend will benefit the Company in competing with its competitors because its new PurCotton products are primarily made of natural cotton, which is an environmentally friendly raw material, and the Company’s new nonwoven fabric manufacturing capabilities enables it to make new products with natural cotton at lower costs.

The Company believes that there is a trend in its industry that is resulting in the geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries, such as China, where labor and manufacturing costs are generally lower. As a result of the lower cost structure and rapid development of the Chinese economy, more foreign multinational companies are entering the Chinese market to produce their goods as China emerges as part of the global production and supply chain. The Company anticipates that this trend of large multinational companies seeking to produce their products in China will benefit the Company. In addition, the Company is negotiating with several large companies in the industry in developed countries which intend to outsource some of their production lines.

Finally, the Company estimates that China’s current annual exports of medical dressings and medical disposables products still account for a small percentage of the total world market demand. Therefore, the Company believes there is a significant opportunity to expand China’s export volume in this industry. This presents a significant opportunity for the Company.

Competition

The Company competes based upon manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

The Company encounters significant competition within China and throughout the world. Some of the Company’s competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets than the Company does. However, the Company believes that its China-based competitors have lower labor costs, but their products often lack diversity. With respect to the Company’s competitors located outside China, it believes competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. The Company’s competition in Europe and North and South America may have a geographic advantage in the European Union and U.S. markets, but the Company believes they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

This level of competition puts pressure on the sales prices of the Company’s products, which results in lower margins for the Company.

The Company’s competitive advantages

Customers in the medical field employ high quality standards, since product quality and safety are their primary consideration.  They will undergo strict factory and production system verification and product quality testing on their target suppliers. Once a supplier passed their test, it is costly for the customers to switch to others.  Compared with the Company’s competitors, its competitive advantages include the following:

- Sound quality management system and certificates obtained. The Company has already established three quality management systems, ISO9001:2000 quality management system, ISO13485:2003 medical devices quality control system, and 21CFR Part 820 U.S. FDA (United States Food and Drug Administration) Medical Device Quality System Regulation. Also, the Company is proud to be one of the few to receive FDA approval to export sterilized products to the US directly. Currently, over 90% of the Company’s products have obtained European Union CE certificates. There are also 30 types of products registered and listed with the FDA in the US, among those are the sterilization pouches and face masks that have got 510K (US FDA) certificates. The Japanese certificates, which are awarded to individual factories, have been granted to the Company’s Shenzhen factory, Jiayu factory, and Chongyang factory, which are factories qualified and entitled to export products to Japan.

-Quality control on vertically integrated production capacities. The Company has shaped its integrated manufacturing lines to meet client preferences of procuring a range of products from a single trusted supplier. The Company’ services range from raw material processing, bleaching, folding, packaging and sterilization to finished product delivery. They are adamant about maintaining stringent quality control throughout each stage. The Company has factories in Hubei, Shenzhen and Shanghai, production plants in Hubei province are primarily focused on upstream manufacturing, and the facilities in Shenzhen are focused on higher value-added processing to finished products.

The Company’ strategy against current economic crisis

Due to the current economic crisis, the prices of all raw materials such as petroleum and cotton are decreasing; as a result, some of the Company’s customers requested the Company to decrease the prices for most of its product lines. Following is the Company’ strategy to address this challenge:

- Focus on higher margin products. As its long term plan, the Company is executing a systematic plan for the marketing and sales of PurCotton products, which have a higher margin than its traditional products. Even though it experienced low margins during the initial stage of the PurCotton product launch, the Company believes it will generate a higher margin than its traditional products once PurCotton products commence mass production. At the same time, the Company is working on equipment technical improvements in Winner Huanggang to increase production efficiency.

- Implement lean production and equipment technical improvements. The Company implements lean production management and equipment technical improvements among all subsidiaries to eliminate waste during production and increase efficiency.

- Purchase price decreases across the raw materials from the Company’ suppliers. The Company tries its best efforts to maintain good relationships with its major suppliers and obtain as lowest prices as possible.

- Control administrative expense. The Company will continue to optimize the Enterprise Resources Planning, “ERP”, software provided by Systems Applications and Products Company, “SAP”, which enables the Company to reduce its administrative staff, and thus lower its administrative expenses.

- Optimize resource allocation. The Company aims to reduce production costs and administrative and transportation expenses and optimize resource allocation. For instance, due to the limited production and operational area, the Company’s wholly-owned subsidiary, Winner Medical & Textile Ltd. Zhuhai, “Winner Zhuhai”, is not cost effective to further expand its production of certain types of gauze products. To solve this inefficiency of resource utilization, the Company transferred production to Winner Industrial (Shenzhen) Co. Ltd., “Winner Shenzhen,” and Winner Medical & Textile Ltd. Jingmen, “Winner Jingmen”.

- Reduce labor input. Through improving production techniques, the Company can reduce labor costs and increase efficiency by automation.

Chinese government actions in favor of the Company

- Chinese Medical Reform.  Announced RMB 850 billion healthcare spending in the following three years by the Chinese government to reform the healthcare system will greatly improve the accessibility to and desire for medical care. The Chinese government’s increased spending in the medical devices sector is a driving force of the Company’s future development.

- Increased Government Subsidies. During the economic crisis, the Chinese government increased the subsidies to private enterprises to stimulate innovation. The Company has already received and expects to receive some of these government subsidies.

- VAT Tax Reform. The Chinese government reformed its policy on Value Added Taxes, VAT, for purchased machinery. Starting January 1, 2009, the 17% input VAT for machinery is eligible for a reimbursement. This new policy will reduce the Company’s cost on equipment technical improvements and purchase of machineries.

Results of Operations

The following sets forth certain of the Company’s income statement information for the three and six months ended March 31, 2009 and 2008.

Comparison of the Three Months Ended March 31, 2009 and 2008

(All amounts, other than percentages, in thousand of U.S. dollars)
	THREE MONTHS ENDED 03/31/09		THREE MONTHS ENDED 03/31/08
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Net Sales	$20,627	100.00%	$17,888	100.00%	$2,739	15.31%
Costs of Sales	$14,825	71.87%	$13,937	77.91%	$888	6.37%
Other Operating Income, Net	$406	1.97%	$72	0.40%	$334	463.89%
Exchange Difference, Net	$-245	-1.19%	$-223	-1.25%	$-22	9.87%
Selling, general and administrative expenses	$3,865	18.74%	$3,341	18.68%	$524	15.68%
Interest Expense	$119	0.58%	$138	0.77%	$-19	-13.77%
Interest Income	$11	0.05%	$8	0.04%	$3	37.50%
Investment yields	$133	0.64%	$-1	-0.01%	$134	-
Income tax	$460	2.23%	$-223	-1.25%	$683	-
Minority interest	$-21	-0.10%	$18	0.10%	$-39	-
Net income	$1,644	7.97%	$570	3.19%	$1,074	188.42%

Net Sales

Net Sales increased $2,739,000, or 15.31%, to $20,627,000 for the three months ended March 31, 2009 from $17,888,000 for the three months ended March 31, 2008.  This increase was mainly attributable to increased volumes of large sales orders, especially from North and South American customers, and the negative effect of the South China snowstorms in the same period last year. The net sales to North and South American customers was $4,028,000 for the three months ended March 31, 2009, an increase of 158.37% compared to the same period last year. The Company has been gradually shifting its resources and services to larger clients. As a result, the Company expects revenue from these significant customers to increase in the future.

After equipment installation and adjustment, as well as factory audits by customers, the Company commenced production of PurCotton. During the three months ended March 31, 2009, revenue from PurCotton products reached approximately $1,108,000, as compared to approximately $128,000 in the same period last year. Such sales were mainly from the selling of PurCotton raw materials to Japan, US, Europe, and Chinese customers who produce consumer products, including sanitary and incontinence products. At the same time, the Company is processing trial orders of PurCotton finished medical products, such as operation room towel and sponges, with customers in North America and Europe.

Looking forward, the Company is marketing its own branded PurCotton wipes/tissue in Hong Kong and Mainland China, as well as the PurCotton materials for the international clean room product market. Thus, the Company believes that demand for PurCotton will steadily grow. While it will be necessary to build education levels and cultivate interest among potential customers in the short term, the Company is confident in its mid- to long-term growth potential and steady progress has been made to expand the net sales.

Sales by Region

The following table illustrates net sales from the major geographic areas in which the Company sells its products for the three months ended March 31, 2009 and 2008.  The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Three Months Ended on 03/31/09 in Thousand	As a Percentage of Total Revenues	Three Months Ended on 03/31/08 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change
Europe	$8,451	40.97%	$8,084	45.19%	$367	4.54%
Japan	$3,707	17.97%	$4,188	23.05%	$-481	-11.49%
North and South America	$4,028	19.53%	$1,559	8.72%	$2,496	158.37%
China	$3,876	18.79%	$2,718	14.36%	$1,158	42.60%
Others	$565	2.74%	$1,339	7.48%	$-774	-57.80%
Total	$20,627	100.00%	$17,888	100.00%	$2,739	15.31%

Other Operating Income, Net

The Company’s other operating income, net, for the three months ended March 31, 2009, increased $334,000 to $406,000, from $72,000 for the three months ended March 31, 2008. Other operating income, net mainly consists of income from sales of cotton and packing materials, sales of leftover materials, and government subsidies, which are incentives awarded by the PRC local government to the Company for continuing its research and development projects. The increase was mainly attributable to the increased government subsidies.

Exchange Difference, Net

The Company’s exchange difference, net, for the three months ended March 31, 2009, further increased by $22,000 to a loss of $245,000, from a loss of $223,000 for the three months ended March 31, 2008. The increase is mainly due to the foreign currency exchange losses recognized on three month ended March 31, 2009 compared with the same period last year. After its customers placed orders with the Company at an agreed selling price in Euro, Pound Sterling or Australian Dollar, the Renminbi (RMB) appreciated against the Euro, Pound Sterling or Australian Dollar; as a result, the Company suffered a foreign currency exchange loss on the actual payment date. On March 31, 2009 and 2008, the exchange rates of RMB against Euro were 9.0323 and 11.0809 respectively; the appreciation of RMB against Euro was 22.68%. The exchange rates of RMB against Pound Sterling were 9.7729 and 14.0219 respectively; the appreciation of RMB against Pound Sterling was 43.48%. The exchange rates of RMB against Australian dollar were 4.6707 and 6.4116 respectively; the appreciation of RMB against Australian dollar was 37.27%. The Company believes that the exchange rate of RMB against US dollar will remain relatively stable in the short run, thus the Company’s customers from European and Australian customers settled their payments by US dollars instead of Euro, Pound Sterling, and Australian dollars.

Cost of Sales

The Company’s cost of sales increased $888,000 to $14,825,000 for the three months ended March 31, 2009 from $13,937,000 for the three months ended March 31, 2008.  As a percentage of net revenues, the cost of sales decreased 6.04% to 71.87% for the three months ended March 31, 2009 from 77.91% for the three months ended March 31, 2008.  The decrease as percentage of revenue was mainly attributable to: (1) the unit product cost decrease as a result of better economies of scale, (2) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, and (3) the decrease of material purchasing price because the Company combined individual purchases by each subsidiary into larger scale orders to create more bargaining power.

Gross Profits

The Company’s gross profit increased $1,850,000 to $5,802,000 for the three months ended March 31, 2009 from $3,952,000 for the three months ended March 31, 2008.  Gross profit as a percentage of net revenues was 28.13% for the three months ended March 31, 2009, compared to 22.09% for the three months ended March 31, 2008.  The increase in gross profit as a percentage of net revenue was mainly due to (1) the unit product cost decrease as a result of better economies of scale, (2) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, and (3) the decrease of material purchasing price because the Company combined individual purchases by each subsidiary into larger scale orders to create more bargaining power.

Selling Expenses

The Company’s selling expenses decreased $134,000 to $1,347,000 for the three months ended March 31, 2009 from $1,481,000 for the three months ended March 31, 2008.  As a percentage of net revenues, the Company’s selling expenses decreased to 6.53% for the three months ended March 31, 2009 from 8.28% for the three months ended March 31, 2008.  The decrease as percentage of revenue was primarily attributable to the decrease of approximately $495,000 in transportation expense for export sales compared with the same period last year.

The Company’s transportation expenses for domestic sales, i.e., transportation costs within China, were $233,000, 1.13% of total sales, and $165,000, 0.92% of total sales, in the three months ended March 31, 2009 and 2008, respectively.  The Company’s transportation expenses for export sales were $394,000, 1.91% of total sales, and $881,000, 4.92% of total sales, in the three months ended March 31, 2009 and 2008, respectively.  The Company’s transportation fees for export sales decreased by $487,000 from the three months ended March 31, 2008 to the three months ended March 31, 2009 or approximately 55.28%. This decrease in the export transportation expenses was mainly due to (1) the decrease of unit transportation fee, and (2) the Company has changed some sales contracts from Cost, Insurance and Freight, or CIF, into Free On Board, or FOB, according to which the customers shall pay for the transportation fee.

Administrative Expenses

The Company’s administrative expenses increased $658,000, or 35.38%, to $2,581,000 for the three months ended March 31, 2009 from $1,860,000 for the three months ended March 31, 2008.  As a percentage of net revenues, administrative expenses increased to 12.51% for the three months ended March 31, 2009 from 10.40% for the three months ended March 31, 2008.  This increase was primarily attributable to the following: (1) as a result of the decrease of market value of general material price, there is an increase of $131,000 provision for decline in value of inventory, (2) a $222,000 reserve for fixed assets impairment during the second quarter of fiscal 2009, (3) a $72,000 increase in reserve for bad debts compared with the same period last year, (4) a $46,000 increase in salary and welfare for management and administrative staff compared with the same period last year, (5) a $141,000 increase in research and development expenses compared with the same period last year, and (6) the increase in related administrative expenses such as depreciation and amortization for the Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, for the three months ended March 31, 2009 in the amount of approximately $380,000 with an increase of $171,000 compared to the same period last year.

Interest Expenses

Interest expenses decreased to approximately $119,000, 0.58% of the total revenue, for the three months ended March 31, 2009 as compared to approximately $138,000, 0.77% of total revenue, for the same period of 2008, a decrease of approximately $19,000,   or 13.77%.  The Company’s interest expense relates to bank loans which are primarily used to maintain daily operation. The percentage decrease of interest expense was mainly due to (1) a decrease in the Company’s comparatively low average outstanding balance of bank loans of approximately $10,537,000 as of March 31, 2009, compared with approximately $15,033,000 as of March 31, 2008, and (2) decreased interest rates of bank loans.

Income taxes

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatments. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Four of the Company’s PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. The following table sets forth the tax rates applicable to the Company’s PRC subsidiaries that enjoy existing preferential tax treatments.

	Calendar year ended December 31, 2008	Calendar year ended December 31, 2009	Calendar year ended December 31, 2010	Calendar year ended December 31, 2011	Calendar year ended December 31, 2012
Winner Medical (Huanggang) Co., Ltd.	0%	0%	12.5%	12.5%	12.5%
Winner Medical & Textile Ltd. Chongyang	12.5%	12.5%	12.5%	25%	25%
Hubei Winner Textiles Co., Ltd.	12.5%	12.5%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	0%	12.5%	12.5%	12.5%	25%

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoying an 18% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended March 31, 2009 and 2008. The enterprise income tax of US is 34%.

The Company’s income tax provision for the three months ended March 31, 2009 was $460,000 as compared to -$223,000 for the three months ended March 31, 2008, an increase of $683,000. The increase of income tax is mainly due to (1) a change in the tax rate on the Company’s subsidiaries in China. The applicable tax rate of the Company’s subsidiary Winner Industrial (Shenzhen) Co. Ltd, Winner Shenzhen, was 20% and 7.5% for the three months ended March 31, 2009 and 2008 respectively, and Winner Shenzhen’s profits constitutes a major part of the Company’s total profits, and (2) after the Company reassessed its tax status, the over-provision of income taxes was written off in the second fiscal quarter of 2008.

Minority Interest

The Company’s financial statements reflect an adjustment to its consolidated group net income of -$21,000 and $18,000 in the three months ended March 31, 2009 and 2008, respectively, reflecting third party minority interests in two of the Company’s subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd., and 40% in Winner Medical (Hong Kong) Limited.

Net income (profit after taxes)

Net profit increased to approximately $1,644,000 for the three months ended March 31, 2009, as compared to approximately $570,000 for the same period of 2008, an increase of approximately $1,074,000, or approximately 188.42%.  Such increase is mainly attributable to (1) higher gross margin during the three months ended March 31, 2009 as compared with the same period last year, (2) the decrease in transportation expenses for export sales, and (3) improved production management to reduce manufacture cost.

Comparison of the Six months Ended March 31, 2009 and 2008

(All amounts, other than percentages, in thousand of U.S. dollars)

	SIX MONTHS ENDED 03/31/09		SIX MONTHS ENDED 03/31/08
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Net Sales	$46,357	100.00%	$37,214	100.00%	$9,143	24.57%
Costs of Sales	$33,952	73.24%	$28,463	76.48%	$5,489	19.28%
Other Operating Income, Net	$891	1.92%	$438	1.18%	$453	103.42%
Exchange Difference, Net	$-1,130	-2.44%	$-537	-1.44%	$-593	110.43%
Selling, general and administrative expenses	$8,323	17.95%	$6,925	18.61%	$1,398	20.19%
Interest Expense	$327	0.71%	$239	0.64%	$88	36.82%
Interest Income	$24	0.05%	$19	0.05%	$5	26.32%
Investment yields	$223	0.48%	$24	0.06%	$199	829.17%
Income tax	$720	1.55%	$-159	-0.43%	$879	-
Minority interest	$75	0.16%	$43	0.12%	$32	74.42%
Net income	$3,119	6.73%	$1,732	4.65%	$1,387	80.08%

Net Sales

Net sales increased $9,143,000, or 24.57%, to $46,357,000 for the six months ended March 31, 2009 from $37,214,000 for the six months ended March 31, 2008.  This increase was mainly attributable to increased volumes of large sales orders, especially from North and South American customers, and the negative effect of the South China snow storm during the second quarter of fiscal 2008. The net sales to North and South American customers was $8,990,000 for the six months ended March 31, 2009, an increase of 126.56% compared to the same period last year. The Company has been gradually shifting its resources and services to larger clients. As a result, the Company expects revenue from these significant customers to increase in the future.

After equipment installation and adjustment, as well as factory audits by customers, the Company commenced production of PurCotton. During the six months ended March 31, 2009, revenue from PurCotton products reached approximately $1,951,000, as compared to approximately $173,000 in the same period last year. Such sales were mainly from the selling of PurCotton raw materials to Japan, US, Europe, and Chinese customers who produce consumer products, including sanitary and incontinence products. At the same time, the Company is processing trial orders of PurCotton finished medical products, such as operation room towel and sponges, with customers in North America and Europe.

Looking forward, the Company is marketing its own branded PurCotton wipes/tissue in Hong Kong and Mainland China, as well as the PurCotton materials for the international clean room product market. Thus, the Company believes that demand for PurCotton will steadily grow. While it will be necessary to build education levels and cultivate interest among potential customers in the short term, the Company is confident in its mid- to long-term growth potential and steady progress has been made to expand the net sales.

Sales by Region

The following table illustrates net sales from the major geographic areas in which the Company sells its products for the six months ended March 31, 2009 and 2008.  The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Six months Ended on 03/31/09 in Thousand	As a Percentage of Total Revenues	Six months Ended on 03/31/08 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change
Europe	$19,554	42.18%	$16,997	45.67%	$2,557	15.04%
Japan	$8,517	18.37%	$8,577	23.05%	$-60	-0.70%
North and South America	$8,990	19.39%	$3,968	10.66%	$5,022	126.56%
China	$6,477	13.97%	$5,343	14.36%	$1,134	21.22%
Others	$2,820	6.08%	$2,329	6.26%	$491	21.08%
Total	$46,357	100.00%	$37,214	100.00%	$9,143	24.57%

Other Operating Income, Net

The Company’s other operating income, net, for the six months ended March 31, 2009, increased $453,000 to $891,000, from $438,000 for the six months ended March 31, 2008. Other operating income, net mainly consists of income from sales of cotton and packing materials, sales of leftover materials, and government subsidies, which are incentives awarded by the PRC local government to the Company for continuing its research and development projects. The increase was mainly attributable to the increased government subsidies.

Exchange Difference, Net

The Company’s exchange difference, net, for the six months ended March 31, 2009, further increased by $593,000 to a loss of $1,130,000, from a loss of $537,000 for the six months ended March 31, 2008. The increase is mainly due to the foreign currency exchange losses recognized on three month ended March 31, 2009 compared with the same period last year. After its customers placed orders with the Company at an agreed selling price in Euro, Pound Sterling or Australian Dollar, the Renminbi (RMB) appreciated against the Euro, Pound Sterling or Australian Dollar; as a result, the Company suffered a foreign currency exchange loss on the actual payment date. On March 31, 2009 and 2008, the exchange rates of RMB against Euro were 9.0323 and 11.0809 respectively; the appreciation of RMB against Euro was 22.68%. The exchange rates of RMB against Pound Sterling were 9.7729 and 14.0219 respectively; the appreciation of RMB against Pound Sterling was 43.48%. The exchange rates of RMB against Australian dollar were 4.6707 and 6.4116 respectively; the appreciation of RMB against Australian dollar was 37.27%. The Company believes that the exchange rate of RMB against US dollar will remain relatively stable in the short run, thus the Company’s customers from European and Australian customers settled their payments by US dollars instead of Euro, Pound Sterling, and Australian dollars.

Cost of Sales

The Company’s cost of sales increased $5,489,000 to $33,952,000 for the six months ended March 31, 2009 from $28,463,000 for the six months ended March 31, 2008.  As a percentage of net revenues, the cost of sales decreased 3.24% to 73.24% for the six months ended March 31, 2009 from 76.48% for the six months ended March 31, 2008.  The decrease as percentage of revenue was mainly attributable to: (1) the unit product cost decrease as a result of better economies of scale, (2) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, and (3) the decrease of material purchasing price because the Company combined individual purchases by each subsidiary into larger scale orders to create more bargaining power.

Gross Profits

The Company’s gross profit increased $3,654,000 to $12,405,000 for the six months ended March 31, 2009 from $8,751,000 for the six months ended March 31, 2008.  Gross profit as a percentage of net revenues was 26.76% for the six months ended March 31, 2009, compared to 23.52% for the six months ended March 31, 2008.  The increase in gross profit as a percentage of net revenue was mainly due to: (1) the unit product cost decrease as a result of better economies of scale, (2) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, and (3) the decrease of material purchasing price because the Company combined  individual purchases in each subsidiary into larger scale orders to create more bargaining power.

Selling Expenses

The Company’s selling expenses decreased $10,000 to $3,242,000 for the six months ended March 31, 2009 from $3,252,000 for the six months ended March 31, 2008.  As a percentage of net revenues, the Company’s selling expenses decreased to 6.99% for the six months ended March 31, 2009 from 8.74% for the six months ended March 31, 2008.  The decrease as percentage of revenue was primarily attributable to the decrease of approximately $859,000 in transportation expense for export sales compared with the same period last year.

The Company’s transportation expenses for domestic sales, i.e., transportation costs within China, were $520,000, 1.12% of total sales, and $373,000, 1.00% of total sales, in the six months ended March 31, 2009 and 2008, respectively.  The Company’s transportation expenses for export sales were $1,080,000, 2.33% of total sales, and $1,939,000, 5.21% of total sales, in the six months ended March 31, 2009 and 2008, respectively.  The Company’s transportation fees for export sales decreased by $859,000 from the six months ended March 31, 2008 to the six months ended March 31, 2009 or approximately 44.30%. This decrease in the export transportation expenses was mainly due to (1) the decrease of unit transportation fee, and (2) the Company has changed some sales contracts from Cost, Insurance and Freight, or CIF, into Free On Board, or FOB, according to which the customers shall pay for the transportation fee.

Administrative Expenses

The Company’s administrative expenses increased $1,408,000, or 38.33%, to $5,081,000 for the six months ended March 31, 2009 from $3,673,000 for the six months ended March 31, 2008.  As a percentage of net revenues, administrative expenses increased to 10.96% for the six months ended March 31, 2009 from 9.87% for the six months ended March 31, 2008.  This increase was primarily attributable to the following: (1) as a result of the decrease of market value of general material price, there is an increase of $334,000 provision for decline in value of inventory, (2) a $274,000 reserve for fixed assets impairment during the six months ended March 31, 2009, (3) a $165,000 increase in salary and welfare for the management and administrative staff compared with the same period last year, (4) a $269,000 increase in research and development expenses compared with the same period last year, and (5) the increase in related administrative expenses such as depreciation and amortization for the Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, for the six months ended March 31, 2009 in the amount of approximately $816,000 with an increase of $410,000 compared to the same period last year.

Interest Expenses

Interest expenses increased to approximately $88,000, 0.71% of the total revenue, for the six months ended March 31, 2009 as compared to approximately $239,000,   0.64% of total revenue, for the same period of 2008, an increase of approximately $88,000,   or 36.82%.  The Company’s interest expense relates to bank loans which are primarily used to maintain daily operation. The percentage increase of interest expense was mainly due to an increase in the Company’s comparatively high average outstanding balance of bank loans of approximately $14,339,000 as of December 31, 2008, compared with approximately $14,105,000 as of December 31, 2007.

Income taxes

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatments. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Four of the Company’s PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. The following table sets forth the tax rates applicable to the Company’s PRC subsidiaries that enjoy existing preferential tax treatments.

	Calendar year ended December 31, 2008	Calendar year ended December 31, 2009	Calendar year ended December 31, 2010	Calendar year ended December 31, 2011	Calendar year ended December 31, 2012
Winner Medical (Huanggang) Co., Ltd.	0%	0%	12.5%	12.5%	12.5%
Winner Medical & Textile Ltd. Chongyang	12.5%	12.5%	12.5%	25%	25%
Hubei Winner Textiles Co., Ltd.	12.5%	12.5%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	0%	12.5%	12.5%	12.5%	25%

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoying an 18% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the six months ended March 31, 2009 and 2008. The enterprise income tax of US is 34%.

The Company’s income tax provision for the six months ended March 31, 2009 was $720,000 as compared to -$159,000 for the six months ended March 31, 2008, an increase of $879,000. The increase of income tax is mainly due to (1) a change in the tax rate on the Company’s subsidiaries in China. The applicable tax rate of the Company’s subsidiary Winner Industrial (Shenzhen) Co. Ltd, Winner Shenzhen, was 20% and 7.5% for the three months ended March 31, 2009 and 2008 respectively, and Winner Shenzhen’s profits constitutes a major part of the Company’s total profits, and (2) after the Company reassessed its tax status, the over-provision of income taxes was written off in the second fiscal quarter of 2008.

Minority Interest

The Company’s financial statements reflect an adjustment to its consolidated group net income of $75,000 and $43,000 in the six months ended March 31, 2009 and 2008, respectively, reflecting third party minority interests in two of the Company’s subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd., and 40% in Winner Medical (Hong Kong) Limited.

Net income (profit after taxes)

Net profit increased to approximately $3,119,000 for the six months ended March 31, 2009, as compared to approximately $1,732,000 for the same period of 2008, an increase of approximately $1,387,000, or approximately 80.08%.  Such increase is mainly attributable to (1) higher gross margin during the six months ended March 31, 2009 as compared with the same period last year, (2) the decrease in transportation expenses for export sales, and (3) improved production management to reduce manufacture cost.

Foreign Currency Translation Difference

The Company incurred foreign currency translation differences, equal to a loss of $125,000 and a gain of $4,340,000 in the six months ended March 31, 2009 and 2008, respectively. On July 21, 2005, China reformed its foreign currency exchange policy to adopt floating RMB exchange rates.  On March 31, 2009 and 2008, the exchange rates of RMB against US dollar were 6.8359 and 7.0190 respectively; the appreciation of RMB against US dollar was 2.68%. As a result, the Company applied different exchange rates in translating RMB into U.S. dollar in its financial statements for the six months ended March 31, 2009 and 2008. In the six months ended March 31, 2009, the exchange rates of 6.8359, 8.277 and 6.8271 were applied in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 7.0190, 8.277 and 7.2646 in the six months ended March 31, 2008, respectively. In addition, the Company also applied different exchange rates in translating Hong Kong dollar into U.S. dollar in its financial statements for the six months ended March 31, 2009. In the six months ended March 31, 2009, the exchange rates of 7.7502, 7.7940 and 7.7645 were applied in calculating the total assets/liabilities, shareholders’ equity and profit and loss, respectively.

Accounts receivable

Accounts receivable decreased to approximately $10,398,000   as of March 31, 2009 as compared to approximately $13,517,000   as of September 30, 2008, a decrease of approximately $3,119,000, or 23.07%.  In order to reduce the risk of inability to collect the accounts receivables, the Company entered into a one-year insurance contract with China Export & Credit Insurance Corporation to cover the non-collected accounts receivable, which became effective on April 25, 2008 and will be automatically renewed unless a one month written notice is given by either party. A total of US$17.8 million of accounts receivables from new customers and customers with high credit risk were covered under this insurance contract, and the maximum insurance indemnity from China Export & Credit Insurance Corporation is US$8 million. Also the Company is using SAP ERP system to evaluate and monitor accounts receivables risks of each individual customer.

Inventory

The Company’s inventory decreased to approximately $14,881,000 for the six months ended March 31, 2009 as compared to approximately $15,840,000   as of September 30, 2008, a decrease of approximately $959,000, or 6.05%. The decrease of inventory is mainly attributable to the decrease of raw materials and semi-finished products as a result of the Company’s risk control on inventory in order to improve its free cash flow.

Liquidity and Capital Resources

As of the March 31, 2009, the Company had cash and cash equivalents of approximately $8,115,000.

Cash Flow
(in Thousand US$)
	Six Months Ended March 31,
	2009	2008

Net cash provided by operating activities	6,243	1,819
Net cash (used in) investing activities	(175)	(7,510)
Net cash (used in) provided by financing activities	(4,463)	1,244
Effect of exchange rate changes on cash balance	48	579
Net increase (decrease) in cash and cash equivalent	1,653	(3,868)
Cash and cash equivalents at the beginning of period	6,462	6,377
Cash and cash equivalents at the end of period	8,115	2,509

Operating Activities:

Net cash provided by operating activities was $6,243,000 for the six months ended March 31, 2009, which increased by an amount of $4,424,000 from net cash used in operating activities of $1,819,000 in the same period of 2008. The increase was mainly due to the increase in net income during the six months ended March 31, 2009 compared to the same period last year, and the decrease in accounts receivables and inventory level.

Investing Activities:

The Company’s main uses of cash for investing activities are payments to the acquisition of property, plant and equipment.

Net cash used in investing activities for the six months ended March 31, 2009 was $175,000, a decrease of $7,335,000 from net cash used in investing activities of $7,510,000 in the same period of 2008.  This was due to the decrease of investment in property, plant, and equipment. The Company has carefully evaluated its investment plan for fiscal year 2009, and reduced or delayed some of the investment in fixed assets to maintain a healthy cash position.

Financing Activities:

Net cash used in financing activities for the six months ended March 31, 2009 totaled $4,463,000, as compared to $1,244,000, provided by financing activities in the same period of 2008. Such decrease of cash provided by financing activities was mainly attributable to the increase in repayments of bank borrowings.

The Company’s debt to asset ratio was 21.45% as of March 31, 2009. The Company plans to maintain its debt to asset ratio below 40%. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans, as identified in the table below.

As of March 31, 2009, the Company has loans with Chinese banks totaling $10,537,000. These annual interest rates of these loans are ranging from 4.37%-7.84%.

Bank loans as of March 31, 2009
					Balance as of March 31, 2009
Loan	Bank	Loan period	Interest rate	Secured by	US$
A	Shenzhen Industrial and Commercial Bank of China	01-09-2009 to 07-08-2009	4.86%	Land use rights & buildings	1,462,865
B	Shenzhen Industrial and Commercial Bank of China	03-26-2009 to 06-25-2009	4.37%	Land use rights & buildings	1,467,254
C	China Merchants Bank, Shenzhen Branch	05-27-2008 to 05-27-2009	7.47%	Land use rights & buildings	1,170,292
D	China Merchants Bank, Shenzhen Branch	03-27-2009 to 03-27-2010	4.78%	Land use rights & buildings	1,462,865
E	China Merchants Bank, Shenzhen Branch	03-30-2009 to 03-30-2010	4.78%	Land use rights & buildings	1,462,865
F	Huanggang Industrial and Commercial Bank of China	06-26-2008 to 06-25-2009	7.84%	Land use rights & buildings	877,719
G	Huanggang Industrial and Commercial Bank of China	02-27-2009 to 02-26-2010	5.31%	Land use rights & buildings	1,462,866
H	Tianmen Branch of the Industrial and Commercial Bank of China	12-17-2008 to 08-31-2009	6.417%	Land use rights & buildings	1,170,292
		Total			10,537,018

As of March 31, 2009, the Company had approximately $24.17 million bank credit facilities from four commercial banks; and excluding the $10.54 million banks loans as of March 31, 2009, there are $13.63 million unused bank credit facilities, consisting of approximately $4.68 million from Shenzhen Branch of China Merchants Bank, approximately $5.85 million from Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $0.41 million form Tianmen Branch of the Industrial and Commercial Bank of China, and approximately $2.69 million from Huanggang Branch of the Industrial and Commercial Bank of China. These bank credit lines are all secured by the Company’s real estate and other assets. These revolving lines of credit allow the Company to make short-term loans repeatedly, and the banks re-evaluate the Company’s credit line annually. These bank credits enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

The Company believes that its currently available working capital, after taking into account the credit facilities referred to above, short-term loans and future cash provided by operating activities will be sufficient to meet its operations at its current level and working capital and capital expenditure needs over the next twelve months. The Company’s future capital requirements will depend on many factors, including its rate of revenue growth, the expansion of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of new products or services introductions, the timing of enhancements to existing products and services and the timing of capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Principles of consolidation –The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, expenses and cash flows of the Company and all of its subsidiaries. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

•
Revenue Recognition –The Company derives its revenue primarily from the sales of medical dressings and disposables. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.

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

•
Impairment of long-lived assets – The Company evaluates all of its long-lived assets for impairment in accordance with the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company assesses the impairment of fixed assets on an annual basis or whenever events or changes in circumstances indicate that the fair value or future discounted cash flows of these assets is less than the carrying value. Should events indicate that any of the Company’s long-lived assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value, or the difference between the carrying value and future discounted cash flows of the impaired assets, and recorded in earnings during the period of such impairment.

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

New Accounting Policies

In December 2007, FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”).  The objective of SFAS No. 141R is to improve the relevance, presentational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company is evaluating the impact, if any, of the adoption of SFAS No. 141R.  The impact will depend on future acquisitions.  It is not expected to have material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interest in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No.51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 defines “a non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent”.  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company is evaluating the impact, if any, of the adoption of SFAS No. 160.  It is not expected to have material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). ESP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No.128 Earning per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the effect of EITF 03-6-1 on the earnings per share calculation.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect of FAS 141(R)-1 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Seasonality

The Company’s operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to interest rate risk primarily with respect to its short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically three to twelve months and interest rates are subject to change upon renewal. During calendar years 2007 and 2008 the People’s Bank of China, the central bank of China, adjusted the interest rate of RMB bank loans eleven times - on March 18, 2007, May 19, 2007, July 21, 2007, August 22, 2007, September 15, 2007, December 21, 2007, September 16, 2008, October 19, 2008, October 30, 2008, November 27, 2008, and December 23, 2008. Since December, 2008, the new interest rates are 4.86% and 5.31% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.58% and 6.12%, before March 18, 2007. A hypothetical 1.0% change in the annual interest rates for all of the Company’s credit facilities on March 31, 2009 would affect the net income before provision for income taxes by approximately $0.11 million for the three months ended March 31, 2009. Management monitors the banks’ interest rates in conjunction with the Company’s cash requirements to determine the appropriate level of debt balances relative to other sources of funds. The Company has not entered into any hedging transactions in an effort to reduce its exposure to interest rate risk.

Foreign Exchange Risk

The Company’s reporting currency is US dollar and the majority of its revenues will be settled in RMB and US dollars. All of the Company’s assets are denominated in RMB except for cash. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar, Euro, Pound Sterling, and Australian dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On March 31, 2009 and 2008, the exchange rates of RMB against Euro were 9.0323 and 11.0809 respectively; the appreciation of RMB against Euro was 22.68%. The exchange rates of RMB against Pound Sterling were 9.7729 and 14.0219 respectively; the appreciation of RMB against Pound Sterling was 43.48%. The exchange rates of RMB against Australian dollar were 4.6707 and 6.4116 respectively; the appreciation of RMB against Australian dollar was 37.27%. The exchange rates of RMB against US dollar were 6.8359 and 7.0190 respectively; the appreciation of RMB against US dollar was 2.68%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB continues its appreciation against foreign currencies, it will make the Company’ sale prices more expensive, thus its sales may decline. The Company believes that the exchange rate of RMB against US dollar will remain relatively stable in the short run, thus the Company currently required its European and Australian customers to settle their payments by US dollars instead of Euro, Pound Sterling, and Australian dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of March 31, 2009, the Company’s disclosure controls and procedures were effective at that reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

The Company is currently not aware of any such legal proceedings or claims that the Company believes will have a material adverse affect on its business, financial condition or operating results.

To the Company’s knowledge, no director, officer or affiliate of its, and no owner of record or beneficial owner of more than five percent, 5%, of its securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 2, 2009, the Company held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders voted on the following proposals stated in the Proxy Statement dated February 20, 2009.

The proposals voted on and approved by the shareholders at the Annual Meeting were as follows:

1. Election of five directors to hold office until the 2010 Annual Meeting of Stockholders and until their successors are elected and qualified.

Election of Directors:	Number of Shares
	For	Withhold
Jianquan Li	36,810,657	14
Xiuyuan Fang	36,613,823	196,848
Larry Goldman	36,810,657	14
Richard B. Goodner, Esq.	36,810,657	14
Dr. Horngjon Shieh	36,810,657	14

2. Approval of the proposal to ratify the appointment of BDO Limited , (On May 1, 2009, BDO McCabe Lo Limited changed its name to BDO Limited), as the Company’s independent auditors for the fiscal year ending September 30, 2009, by a vote of 36,810,657 for, 14 against, zero abstain and zero broker non-votes.

ITEM 5. OTHER INFORMATION

In October 2008, shareholders of Winner Jordan Co., Ltd., or Winner Jordan, decided to close Winner Jordan and file for deregistration. The decision to close Winner Jordan is due to the unexpected huge increase of the price of land, and construction cost. The total investment from the Company to Winner Jordan is $175,000, and the Company has 35% ownership. The total loss from Winner Jordan since its commencement attributable to the Company is approximately $43,000. After the closing of Winner Jordan, the Company has hired a sales and marketing representative in Jordan in April 2009 to develop the markets in Middle East countries.

In April 2009, the board of directors of Winner Industries (Shenzhen) Co., Ltd., a wholly-owned subsidiary of the Company, decided to establish a joint venture with Chengdu Likang Industries Co., Ltd. The new joint venture company, Chengdu Winner Likang Medical Appliances Company Limited, has a registered capital of RMB 5 million, or approximately $0.73 million; the total investment from Winner Industries (Shenzhen) Co., Ltd. is RMB 2.45 million, or approximately $0.36 million. Chengdu Winner Likang Medical Appliances Company Limited  is 51% owned by Chengdu Likang Industries Co., Ltd., and 49% by Winner Industries (Shenzhen) Co., Ltd.  Chengdu Winner Likang Medical Appliances Company Limited will be engaged in the business of manufacturing and sales of “Winner” brand products to hospitals in Western China, and is expected to begin operation in July, 2009.

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

DATED: May 13, 2009

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