Form 10-Q
period 2009-06-30
WINNER MEDICAL GROUP INC
filed 2009-08-11
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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
Yes ☐    No ☒

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,727,171

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended June 30, 2009 and 2008

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F16

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	7,837,701	6,462,505
Restricted bank deposits	99,694	126,749
Accounts receivable, less allowances for doubtful accounts of US$114,596 and US$100,964 at June 30, 2009 and September 30, 2008, respectively	11,502,982	13,516,688
Amounts due from affiliated companies	365,781	349,359
Inventories	14,785,842	15,839,587
Prepaid expenses and other receivable	5,279,048	4,734,503
Income taxes recoverable	30,897	99,126
Deferred tax assets	223,726	207,798
Total current assets	40,125,671	41,336,315
Property, plant and equipment, net	55,943,053	57,937,881
Held-for-sale asset	-	607,423
Investment in equity investees	1,845,291	1,518,848
Intangible assets, net	153,404	126,141
Non-current restricted bank deposits	158,193	-
Prepaid expenses and other receivable	117,170	233,203
Deferred tax assets	281,222	158,280
Total assets	98,624,004	101,918,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	7,757,725	15,033,073
Accounts payable	6,090,115	8,271,926
Accrued payroll and employee benefits	1,790,164	1,891,410
Customer deposits	476,064	458,303
Other accrued liabilities	2,057,541	2,518,326
Amounts due to affiliated companies	56,384	136,481
Income taxes payable	1,118,719	656,550
Total current liabilities	19,346,712	28,966,069

Deferred tax liabilities	41,881	41,965
Total liabilities	19,388,593	29,008,034

Commitments and contingencies

Minority interests	74,111	148,306

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 495,000,000, issued and outstanding June 30, 2009 – 44,727,171 shares; September 30, 2008 – 44,727,171 shares	44,727	44,727
Additional paid-in capital	31,147,950	30,843,327
Retained earnings	33,851,423	28,791,259
Statutory reserves	3,428,095	2,305,434
Accumulated other comprehensive income	10,689,105	10,777,004
Total stockholders’ equity	79,161,300	72,761,751
Total liabilities and stockholders’ equity	98,624,004	101,918,091

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30		Nine months ended June 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Net sales	24,357,878	23,073,575	70,715,298	60,287,476

Cost of sales	(17,176,129)	(17,094,433)	(51,128,269)	(45,556,952)
Gross profit	7,181,749	5,979,142	19,587,029	14,730,524

Other operating (loss) income, net	96,183	(77,968)	987,432	359,587
Exchange difference, net	47,432	(90,993)	(1,082,265)	(627,877)
Selling, general and administrative expenses	(3,600,442)	(3,655,928)	(11,923,716)	(10,581,098)

Income from operations	3,724,922	2,154,253	7,568,480	3,881,136
Interest income	19,069	13,591	42,888	32,328
Interest expense	(70,884)	(196,275)	(397,940)	(435,140)
Equity in earnings of 50 percent or less owned persons	86,446	15,766	309,584	39,731
Income before income taxes and minority interests	3,759,553	1,987,335	7,523,012	3,518,055

Income taxes	(694,718)	(271,384)	(1,414,383)	(112,801)
Income before minority interests	3,064,835	1,715,951	6,108,629	3,405,254

Minority interests	(1,183)	20,902	74,196	63,903
Net income	3,063,652	1,736,853	6,182,825	3,469,157

Other comprehensive income
Foreign currency translation difference	37,243	1,433,644	(87,899)	5,773,517

Comprehensive income	3,100,895	3,170,497	6,094,926	9,242,674

Net income per share
- basic	0.07	0.04	0.14	0.08
- diluted	0.07	0.04	0.14	0.08

Weighted average common stock outstanding
- basic	44,727,171	44,727,171	44,727,171	44,727,171
- diluted	44,908,262	44,849,292	44,962,549	44,849,292

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock		Additional			Accumulated other	Total stock-
	Stock		paid-in	Retained	Statutory	comprehensive	holders’
	outstanding	Amount	capital	earnings	reserves	income	equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2007	44,677,171	44,677	30,260,547	24,116,054	1,914,344	4,486,035	60,821,657
Issuance of common stock	50,000	50	199,950	-	-	-	200,000
Restricted stock granted	-	-	382,830	-	-	-	382,830
Net income	-	-	-	5,066,295	-	-	5,066,295
Foreign currency translation difference	-	-	-	-	-	6,290,969	6,290,969
Transfer to statutory reserves	-	-	-	(391,090)	391,090	-	-
Balance at September 30, 2008	44,727,171	44,727	30,843,327	28,791,259	2,305,434	10,777,004	72,761,751
Restricted stock granted	-	-	304,623	-	-	-	304,623
Net income	-	-	-	6,182,825	-	-	6,182,825
Foreign currency translation difference	-	-	-	-	-	(87,899)	(87,899)
Transfer to statutory reserves	-	-	-	(1,122,661)	1,122,661	-	-
Balance at June 30, 2009	44,727,171	44,727	31,147,950	33,851,423	3,428,095	10,689,105	79,161,300

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended June 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	6,182,825	3,469,157
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	3,351,350	3,156,166
Amortization of intangible assets	13,891	13,142
(Gain) Loss on disposal of property, plant and equipment	(116,991)	64,090
Impairment of property, plant and equipment	490,572	72,149
Minority interests	(74,196)	(63,904)
Equity in earnings of 50 percent or less owned persons	(309,584)	(39,731)
Stock based compensation expenses	304,623	393,750
Deferred tax	(139,599)	(131,563)
Increase (decrease) in cash resulting from changes in:
Restricted bank deposits	(130,411)	-
Accounts receivable	1,986,799	650,104
Amounts due from affiliated companies	86,657	(75,692)
Inventories	1,022,214	(3,457,519)
Prepaid expenses and other receivable	(438,401)	1,399,216
Income taxes recoverable	68,032	(34,969)
Accounts payable	(2,165,345)	(2,063,587)
Accrued payroll and employee benefits	(97,481)	88,562
Customer deposits	18,673	(35,045)
Other accrued liabilities	(455,772)	258,895
Amounts due to affiliated companies	(116,419)	173,117
Income taxes payable	460,580	38,390
Net cash provided by operating activities	9,942,017	3,874,728

Cash flows from investing activities
Purchase of property, plant and equipment	(2,150,846)	(8,477,496)
Purchase of intangible assets	(41,432)	-
Proceeds from disposal of property, plant and equipment	950,793	-
Proceeds from disposal an equity investee	141,753	-
Investment in an equity investee	(358,612)	-
Repayments received from affiliated companies	96,225	-
Net cash used in investing activities	(1,362,119)	(8,477,496)

Cash flows from financing activities
Proceeds from bank borrowings	16,487,671	14,362,160
Repayments of bank borrowings	(23,740,311)	(12,440,015)
Proceeds from minority interests	-	51,277
Amounts due from affiliated companies	-	1,793
Net cash (used in) provided by financing activities	(7,252,640)	1,975,215

Effect of exchange rate changes on cash balance	47,938	797,527

Net increase (decrease) in cash and cash equivalents	1,375,196	(1,830,026)
Cash and cash equivalents, beginning of period	6,462,505	6,377,488
Cash and cash equivalents, end of period	7,837,701	4,547,462

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	397,316	569,670
Income taxes	1,022,119	266,145

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Preparation of Financial Statements

The accompanying condensed consolidated financial statements of Winner Medical Group Inc. (“Winner Medical” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the nine months ended June 30, 2009, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2008. The Company follows the same accounting policies in preparation of interim reports.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities amendment of FASB Statement No. 133” (“SFAS 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective in fiscal years beginning after November 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of SFAS 161 will have a material impact on the Company’s disclosures.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. The Company adopted SFAS No. 165 in the third quarter of fiscal 2009. See Note 15 for required disclosures related to subsequent events.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 167 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM; and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). FAS 168 will be effective for our interim and annual financial periods ending after September 15, 2009.  The Company does not anticipate that the provisions of SFAS No. 168 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Net Income Per Share

Net income per share- Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  At June 30, 2009 and 2008, the basic and diluted net income per share calculated in accordance with SFAS No. 128, "Earnings Per Share", are reconciled as follows:

	Three months ended June 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Net Income for the period	3,063,652	1,736,853

Weighted average common stock outstanding	44,727,171	44,727,171

Net income per share	0.07	0.04

Diluted income per share

Net Income for the period	3,063,652	1,736,853

Weighted average common stock outstanding	44,727,171	44,727,171

Effect of dilution

Restricted stock awards	181,091	122,121
Options	-	-

Weighted average common stock outstanding	44,908,262	44,849,292

Net income per share	0.07	0.04

	Nine months ended June 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Net Income for the period	6,182,825	3,469,157

Weighted average common stock outstanding	44,727,171	44,727,171

Net income per share	0.14	0.08

Diluted income per share

Net Income for the period	6,182,825	3,469,157

Weighted average common stock outstanding	44,727,171	44,727,171

Effect of dilution

Restricted stock awards	235,378	122,121
Options	-	-

Weighted average common stock outstanding	44,962,549	44,849,292

Net income per share	0.14	0.08

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Net Income Per Share-Continued

On May 7, 2009, 8,334 potential common shares expired. As of June 30, 2009, 20,000 potential common shares relating to options at the exercise price of US$4.75 per share, and representing the total options granted, were excluded from the computations of diluted income per share as the exercise price was higher than the average market price for the nine months ended June 30, 2009.

5.  Inventories

Inventories by major categories are summarized as follows:
	June 30	September 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Raw materials	5,844,256	5,400,887
Work in progress	4,515,632	5,839,042
Finished goods	4,425,954	4,599,658
	14,785,842	15,839,587

6.  Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes has been made as the Company has no taxable income for the first three quarters and does not expect to have taxable income for the full year. The applicable income tax rate for the Company for the nine months ended June 30, 2009 and 2008 is 34%.

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

 PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in PRC, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd., Jiayu, and Winner Medical & Textile Ltd., Yichang, are subject to an enterprise income tax rate of 25%.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes-Continued

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatments. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Four of the Company’s PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd., Chongyang, Hubei Winner Textiles Co., Ltd., and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year.

The following table sets forth the tax rates applicable for the Company’s PRC subsidiaries that enjoy their existing preferential tax treatments.

	Calendar year end December 31
	2008	2009	2010	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Winner Medical (Huanggang) Co., Ltd.	0%	0%	12.5%	12.5%	12.5%
Winner Medical & Textile Ltd., Chongyang	12.5%	12.5%	12.5%	25%	25%
Hubei Winner Textiles Co., Ltd.	12.5% to 25%	12.5% to 25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	0%	12.5%	12.5%	12.5%	25%

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd., Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen were separately reported to the local tax office to reflect the different tax incentive status enjoyed by both entities. The applicable income tax rates for Winner Hubei and Winner Tianmen was 12.5% and 25% respectively for calendar years 2008 and 2009. The preferential tax incentives will expire at the end of 2009.

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoying a 20% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48). The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until June 30, 2009, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the nine months ended June 30, 2009 and 2008, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Credit Facilities

	June 30 2009
	Bank credit facilities	Unused bank credit facilities	Bank loans
	(Unaudited) US$	(Unaudited) US$	(Unaudited) US$
Bank A	8,782,330	7,318,608	1,463,722
Bank B	8,782,330	4,391,165	4,391,165
Bank C	5,040,082	3,576,360	1,463,722
Bank D	1,580,819	1,141,703	439,116
Total	24,185,561	16,427,836	7,757,725

As of June 30, 2009, the Company had approximately $24.19 million bank credit facilities from four commercial banks; and after drawdown of $7.76 million banks loans as of June 30, 2009, there are $16.43 million unused bank credit facilities. The Company’s real estate and other assets have been pledged as collateral for the credit facilities. These revolving lines of credit allow the Company to make short-term loans on a recurring basis, and the banks re-evaluate the Company’s credit line annually. These bank credits enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans. There has been no substantial change in the total credit facilities during the nine months ended June 30, 2009.

8.  Related Party Transactions

During the nine months ended June 30, 2009 and 2008, the Company purchased goods from L+L Healthcare Hubei Co., Ltd., an equity investee, for US$27,446, and US$639,629. During the nine months ended June 30, 2009, the Company purchased a set of machinery from the equity investee for US$36,593. As of June 30, 2009, amount due from the equity investee was US$309,397.

During the nine months ended June 30, 2009 and 2008, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$ Nil and US$835,127, respectively.  Mr. Jianquan Li, a director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited.  As of June 30, 2009, the outstanding balance due from Winner Medical & Textile (H.K.) Limited was US$ Nil.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei Co., Ltd. are unsecured, interest free and payable according to the trading credit terms. The amounts due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and repayable on demand.

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

	Nine months ended June 30
	2009		2008
	(Unaudited)		(Unaudited)

Risk free interest rate		0.55%		2.91%
Volatility		237.64%		77.72%
Expected life (years)		3		3
Dividends		-		-
Weighted average fair value of options granted during the period	US$	0.49	US$	0.20

In a contract signed on May 8, 2006, the Company agreed to grant to two of its independent directors each year non-qualified options for purchasing up to 20,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date.  On May 8, 2006, a total of of 8,334 non-qualified options was granted and expired on May 7, 2009. On February 6, 2007, a total of 20,000 non-qualified options was granted. On October 1, 2007, the Company and two of its independent directors agreed to increase the cash compensation to them of US$5,000 each, and in order to substitute the option compensation terms agreed in the previous contracts.  The options granted on February 6, 2007 according to the previous contracts are still valid.  There was no stock-based compensation cost recorded for the nine months ended June 30, 2009 and 2008, respectively. Instead, the total cash compensation costs for the nine months ended June 30, 2009 and 2008 are US$56,250 and US$ 56,250, respectively.

A summary of option activity under the 2008-2009 Plan (as defined below) as of June 30, 2009, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(Unaudited)	(Unaudited) US$	(Unaudited) Years

Outstanding at September 30, 2007	28,334	6.07	2.12
Granted (from October 1, 2007 to September 30, 2008)	-	-	-
Exercised (from October 1, 2007 to September 30, 2008)	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2008	28,334	6.07	1.13
Granted (from October 1, 2008 to June 30, 2009)	-	-	-
Exercised (from October 1, 2008 to June 30, 2009)	-	-	-
Forfeited or expired	(8,334)	(1.32)	-
Outstanding at June 30, 2009	20,000	4.75	0.60

On October 7, 2007, the Board of Directors approved a 2008-2009 Restricted Stock Unit Incentive Plan, the “2008-2009 Plan”, an equity incentive compensation program for fiscal years 2008 and 2009. The Restricted Stock Unit represents a promise that employees will receive stock in the future and the units do not pay dividends until the stock is vested. The 2008-2009 Plan allows the Company to offer a variety of restricted stock unit awards to senior management and key employees, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

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

A summary of the restricted stock units activity under the 2008-2009 Plan is as follows:

Number of units
(Unaudited)

Units outstanding at October 1, 2007	-
Granted	1,000,000
Exercised	-
Cancelled	(88,500)
Units outstanding at September 30, 2008	911,500
Granted	200,000
Exercised	-
Cancelled	-
Units outstanding at June 30, 2009	1,111,500

Estimated value of award as of grant date is based on the market price of the common stock as quoted on the www.NASDAQ.com as of October 5, 2007 and October 15, 2008, which was US$1.80 and US$0.25 per share, respectively and assumes that the individual achieves 100% of the applicable corporate and individual objectives as set forth in the award. The Company recorded share-based compensation expense of US$304,623 and US$393,750 for the nine months ended June 30, 2009 and 2008, respectively.

10.  Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

(Unaudited)
US$
Three months ending September 30, 2009	75,504
Years ending September 30
2010	191,102
2011	84,332
2012	-
2013	-
Total minimum lease payments	350,938

Rental expenses under operating leases included in the statement of income were US$279,715 and US$204,318 for the nine months ended June 30, 2009 and 2008, respectively.

Purchase obligations: The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancellable obligations of US$576,651 and US$500,221 as of June 30, 2009 and 2008, respectively.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009. The Company anticipate that the provisions of FSP No. FAS 157-4 does not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require interim disclosures of fair value measurements for all financial instruments within the scope of FAS 107. FSP FAS 107-1 and APB 28-1 require disclosure of the methods and assumptions used to estimate fair value. “FSP FAS 107-1 and APB 28-1” are effective for interim and annual periods ending after June 15, 2009. The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, accounts receivable, deposits and other receivable and other current assets, bank loans, accounts payable and other current liabilities for which their carrying amounts approximate to the fair values. The adoptions of these FSPs do not have a material impact on the Company’s condensed consolidated financial statements.

12. Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to two customers, Sakai Shoten Co., Ltd. and Tyco Healthcare, and are typically sold on an open account basis.  The sales to Sakai Shoten Co., Ltd. accounted for 15% and 16%, and the sales to Tyco Healthcare accounted for 11% and 4%, of the total net sales for the nine months ended June 30, 2009 and 2008, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was US$100,828 and US$86,942 during the nine months ended June 30, 2009 and 2008, respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 4.78% to 6.417%.  Other financial assets and liabilities do not have material interest rate risk.

Credit risk - In order to reduce the risk of inability to collect the accounts receivable, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective on April 25, 2009 and automatically renewable subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is US$4 million.

Foreign currency risk - The Company’s reporting currency is US dollar and the majority of its revenues will be settled in RMB and US dollars. All of the Company’s assets are denominated in RMB except for cash and accounts receivable. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US dollars and RMB.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Operating Risk-Continued

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in PRC's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB appreciates against foreign currencies, it will make the Company’s sale prices more expensive, thus its sales may decline. The Company believes that the exchange rate of RMB against US dollar will remain relatively stable in the short run, thus the Company currently required its European and Australian customers to settle their payments by US dollars instead of Euro, Pound Sterling, and Australian dollars.

On June 30, 2009 and 2008, the exchange rates of RMB against US dollar were 6.8319 and 6.8591, respectively; the appreciation of RMB against US dollar was 0.40%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

13.  Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposable products. The Company's sales by geographic destination are analyzed as follows:

	Three months ended June 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$

Europe	9,752,937	10,341,642
Japan	3,821,324	3,998,528
North and South America	4,557,277	4,442,568
PRC	5,022,645	3,336,503
Others	1,203,695	954,334
Total net sales	24,357,878	23,073,575

	Nine months ended June 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$

Europe	29,306,740	27,338,412
Japan	12,337,802	12,575,443
North and South America	13,547,078	8,410,992
PRC	11,499,951	8,679,689
Others	4,023,727	3,282,940
Total net sales	70,715,298	60,287,476

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

Contributions of the major activities and profitability information of the Company’s reportable segments for the three and nine months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Net Sales:
Segment:
Traditional products	23,150,458	22,696,853
PurCotton products	1,207,420	376,722
Consolidated total	24,357,878	23,073,575

Gross Profits:
Segment:
Traditional products	6,837,570	5,994,736
PurCotton products	344,179	(15,594)
Consolidated total	7,181,749	5,979,142

Income from operations before taxes:
Segment:
Traditional products	3,762,701	2,474,211
PurCotton products	(3,148)	(486,876)
Consolidated total	3,759,553	1,987,335

Net Income:
Segment:
Traditional products	3,068,199	2,223,727
PurCotton products	(4,547)	(486,874)
Consolidated total	3,063,652	1,736,853

Depreciation and Amortization:
Segment:
Traditional products	847,088	982,269
PurCotton products	285,838	207,597
Consolidated total	1,132,926	1,189,866

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Segment Information-Continued

	Nine months ended June 30
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Net Sales:
Segment:
Traditional products	67,557,256	59,737,935
PurCotton products	3,158,042	549,541
Consolidated total	70,715,298	60,287,476

Gross Profits:
Segment:
Traditional products	18,822,718	14,678,477
PurCotton products	764,311	52,047
Consolidated total	19,587,029	14,730,524

Income from operations before taxes:
Segment:
Traditional products	7,842,236	4,380,972
PurCotton products	(319,224)	(862,917)
Consolidated total	7,523,012	3,518,055

Net Income:
Segment:
Traditional products	6,502,049	4,332,074
PurCotton products	(319,224)	(862,917)
Consolidated total	6,182,825	3,469,157

Depreciation and Amortization:
Segment:
Traditional products	2,518,241	2,593,832
PurCotton products	847,000	575,476
Consolidated total	3,365,241	3,169,308

	June 30 2009	September 30 2008
	(Unaudited)	(Unaudited)
	US$	US$
Total Assets:
Segment:
Traditional products	76,053,919	75,552,814
PurCotton products	31,488,891	29,587,955
Segment total	107,542,810	105,140,769
Reconciliation to consolidated totals:
Elimination of other receivable from intersegments	(8,918,806)	(3,222,678)
Consolidated total	98,624,004	101,918,091

15.  Subsequent events

The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosure through August 11, 2009, the date these interim financial statements were issued, and has reflected or disclosed those items within the condensed consolidated financial statements as deemed appropriate.

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

Overview

Winner Medical’s business operations consist of the manufacturing and marketing, research and development of medical dressings and medical disposable products. The Company has seven wholly-owned operating subsidiaries and four joint venture companies. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical care, wound care, home care products and PurCotton products, a nonwoven fabric made from 100% natural cotton. The Company manufactures its products in China and sells them both in China and abroad in other countries and areas such as Japan, Germany, Italy, the Netherlands, the United Kingdom, Australia, France, South America, Africa, the Middle East and the United States.

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended June 30, 2009 and 2008, and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto included elsewhere in this Report.

The Company’s History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. From July 1993 until late 2005, the Company’s immediate predecessor, Las Vegas Resorts Corporation, and its predecessors had no meaningful business operations.

Winner Medical Group Inc. presently conducts its business operations through its operating subsidiaries located in China.

The Company’s Business Operations

Winner Medical’s present business operations commenced February 1991 and involve the manufacture and marketing of its products primarily out of its facilities in China. The Company generates revenue through domestic (China) and foreign sales of a variety of medical dressings and medical disposables products, such as medical care, wound care, home care products and PurCotton products, a nonwoven fabric made from 100% natural cotton.

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

The Company’s board of directors decided it was in its best interest to transfer all the business operations of the Company’s subsidiary Winner Medical & Textile Ltd. Zhuhai, “Winner Zhuhai”, to Winner Industrial (Shenzhen) Co. Ltd. and Winner Medical & Textile Ltd. Jingmen. On February 1, 2008, the Company stopped all the business operations of Winner Zhuhai and filed for the deregistration of Winner Zhuhai with various government authorities in the PRC. As of June 30, 2009, Winner Zhuhai received approvals from various government authorities in the PRC regarding its application for deregistration, except the relevant tax bureau clearance is still on-going.

In October 2008, shareholders of Winner Jordan Co., Ltd., “Winner Jordan”, decided to close Winner Jordan and file for deregistration. The decision to close Winner Jordan is due to the unexpected huge increase of the price of land and construction costs. The total investment from the Company to Winner Jordan is $175,000, and the Company has 35% ownership. There are no operations in Winner Jordan since its incorporation. The total loss from Winner Jordan, mainly representing the setting-up expense, since its date of incorporation attributable to the Company is approximately $43,000. After the closing of Winner Jordan, the Company has hired a sales and marketing representative in Jordan in April 2009 to develop the markets in Middle East countries.

In April 2009, the board of directors of Winner Industries (Shenzhen) Co., Ltd., a wholly-owned subsidiary of the Company, decided to establish a joint venture with Chengdu Likang Industries Co., Ltd. The new joint venture company, Chengdu Winner Likang Medical Appliances Company Limited, has a registered capital of RMB 5 million, or approximately $0.73 million; the total investment from Winner Industries (Shenzhen) Co., Ltd. is RMB 2.45 million, or approximately $0.36 million. Chengdu Winner Likang Medical Appliances Company Limited is 51% owned by Chengdu Likang Industries Co., Ltd., and 49% by Winner Industries (Shenzhen) Co., Ltd.  Chengdu Winner Likang Medical Appliances Company Limited will be engaged in the business of manufacturing and sales of “Winner” brand products to hospitals in Western China, and is expected to begin operation in the near future.

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

One main factor that management considers when estimating the Company’s future growth is the potential for revenues from new product sales. The Company’s subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, has commenced production of the new spunlace cotton nonwoven products, “PurCotton Products”. The PurCotton product combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It has many advantages over woven cotton or synthetic nonwoven fabric as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. Patent applications covering the invention of spunlace cotton nonwoven process have been made in more than 30 countries. Patents have been granted in China, patent number: ZL200510033147.1; in the United States, patent number: US 7049753 B2; in Russia, patent number: 2005118845/12(021367), in Singapore, patent number: 200503941-7, and in South Africa, patent number: 07/7583. The Company’s patented manufacturing process enables it to produce PurCotton at a relatively lower cost than woven gauze, so the Company expects its new PurCotton products to gradually supersede its gauze products.

The first two PurCotton manufacturing lines are producing in full capacity, and the third manufacturing line is still in the testing stage, production by this manufacture line is expected to increase. The Company is planning to purchase the fourth manufacturing line to meet the growing demand. The Company commenced production of PurCotton, and started selling PurCotton jumble rolls to customers in China, the U.S., Europe and Japan. During the nine months ended June 30, 2009 and 2008, revenue from these products reached approximately $3,158,000 and $550,000, respectively. At the same time, the Company is in the stage of processing trial orders of PurCotton finished medical products with customers in North America and Europe.

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

Finally, the Company estimates that China’s local market demand for medical dressings and medical disposables products will continue to grow. This presents a significant opportunity for the Company. The Company is developing distribution network to capture opportunities in China, mainly through local distributors, over-the-counter drugstore chains, and direct sales to hospitals.

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

- Quality control on vertically integrated production capacities. The Company has shaped its integrated manufacturing lines to meet client preferences of procuring a range of products from a single trusted supplier. The Company’s services range from raw material processing, bleaching, folding, packaging and sterilization to finished product delivery. They are adamant about maintaining stringent quality control throughout each stage. The Company has factories in Hubei, Shenzhen and Shanghai, production plants in Hubei province are primarily focused on upstream manufacturing, and the facilities in Shenzhen are focused on higher value-added processing to finished products.

- Innovation. The Company is dedicated to invest in research and development to drive innovation. The focus is on the PurCotton manufacturing process to improve product quality and enhance efficiency, and also continuing to expand PurCotton line through line extensions and value-added features. The Company has already obtained invention patent in China, the U.S., Russia, Singapore, South Africa, and 34 member states of the European Patent Office for the invention of spunlace cotton nonwoven manufacture process.

The Company’s strategy against current economic crisis

Due to the current economic crisis, the prices of all raw materials such as petroleum and cotton are decreasing; as a result, some of the Company’s customers requested the Company to decrease the prices for most of its product lines. Following is the Company’s strategy to address this challenge:

- Focus on higher margin products. As its long term plan, the Company is executing a systematic plan for the marketing and sales of PurCotton products, which have a higher margin than its traditional products. Even though it experienced low margins during the initial stage of the PurCotton product launch, the Company believes it will generate a higher margin than its traditional products once PurCotton products commence mass production. At the same time, the Company is working on equipment technical improvements at Winner Huanggang to increase production efficiency.

- Implement lean production and equipment technical improvements. The Company implements lean production management and equipment technical improvements among all subsidiaries to eliminate waste during production and increase efficiency.

- Purchase price decreases across the raw materials from the Company’s suppliers. The Company tries its best efforts to maintain good relationships with its major suppliers and obtain as lowest prices as possible.

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

Chinese government actions in favor of the Company

- Chinese Medical Reform. The Chinese government’s announced RMB 850 billion healthcare spending in the following three years to reform the healthcare system will greatly improve the accessibility to and desire for medical care. The Chinese government’s increased spending in the medical devices sector is a driving force of the Company’s future development.

- Increased Government Subsidies. During the economic crisis, the Chinese government increased the subsidies to private enterprises to stimulate innovation, research and development, brand promotion and management improvement. The Company has already received and expects to receive some of these government subsidies.

- VAT Tax Reform. The Chinese government reformed its policy on Value Added Taxes, VAT, for purchased machinery. Starting January 1, 2009, the 17% input VAT for machinery is eligible for a reimbursement. This new policy will reduce the Company’s cost on equipment technical improvements and purchase of machineries.

- Tax Rebate Policy. The Chinese State Ministry of Finance and State Ministry of Taxation announced that as of June 1, 2009, the tax rebate rate for exports of medical dressing and related products would be increased by two percent. Effective from June 1, 2009, the tax rebate rate for exports of all the Company’s medical dressing products, and also some types of medical equipment will increase from 13% to 15%; the tax rebate rate for exports of the Company’s plastic and glass products will increase from 11% to 13%.

Recent Development

On July 27, 2009, the Company entered into a consulting agreement, the “Consulting Agreement”, and a restricted common stock incentive plan agreement, the “Restricted Common Stock Incentive Plan Agreement”, with a consulting firm, pursuant to which, the consulting firm will provide market research and analysis, diagnostic, brand design and building, marketing and promotion services to develop the Company’s own branded consumer products in China.

Pursuant to the Consulting Agreement, the Company has agreed to pay to the consulting firm an aggregate consulting fees of RMB 6,500,000, equivalent to approximately US$952,000, over a period of five years and to grant equity incentives in the form of restricted common stock units, the “Stock Units”, in the aggregate sum of one million (1,000,000) units to the consulting firm over a period of five years pursuant to the Restricted Common Stock Incentive Plan Agreement, provided that the operational target for those new products has been reached.

The Company will work closely with the consulting firm to integrate the Company’s strategy and implementation process and to develop the Company’s own branded consumer products in China.

Results of Operations

The following sets forth certain of the Company’s income statement information for the three and nine months ended June 30, 2009 and 2008.

Comparison of the Three Months Ended June 30, 2009 and 2008

(All amounts, other than percentages, in thousand of U.S. dollars)
	THREE MONTHS ENDED 06/30/09		THREE MONTHS ENDED 06/30/08
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Net Sales	$24,358	100.00%	$23,074	100.00%	$1,284	5.56%
Cost of Sales	$17,176	70.51%	$17,094	74.08%	$82	0.48%
Other Operating Income, Net	$96	0.39%	$-78	-0.34%	$174	-
Exchange Difference, Net	$47	0.19%	$-91	-0.39%	$138	-
Selling, general and administrative expenses	$3,600	14.78%	$3,656	15.84%	$-56	-1.53%
Interest Expense	$71	0.29%	$196	0.85%	$-125	-63.78%
Interest Income	$19	0.08%	$14	0.06%	$5	35.71%
Investment yields	$86	0.35%	$16	0.07%	$70	437.50%
Income tax	$695	2.85%	$271	1.17%	$424	156.46%
Minority interest	$-1	0.00%	$21	0.09%	$-22	-
Net income	$3,064	12.58%	$1,737	7.53%	$1,327	76.40%

Net Sales

Net Sales increased $1,284,000, or 5.56%, to $24,358,000 for the three months ended June 30, 2009 from $23,074,000 for the three months ended June 30, 2008.  This increase was mainly attributable to (1) increased volumes from China as a result of the medical reform in China and the Company’s effort to develop China market through distributors, drugstore chains, and hospitals; the net sales to Chinese customers were $5,023,000 for the three months ended June 30, 2009, an increase of 50.57%, compared to the same period last year; and (2) increased sales of PurCotton products to China, the U.S., Europe and Japan.

During the three months ended June 30, 2009, revenue from PurCotton products reached approximately $1,207,000, as compared to approximately $377,000 in the same period last year. Such sales were mainly from the selling of PurCotton jumble rolls to customers in China, the U.S., Europe and Japan who produce consumer products, including sanitary and incontinence products. At the same time, the Company is processing trial orders of PurCotton finished medical products, such as operation room towel and sponges, with customers in North America and Europe.

Looking forward, the Company is marketing its own branded PurCotton wipes/tissue in Hong Kong and Mainland China, as well as the PurCotton materials for the international clean room product market. Thus, the Company believes that demand for PurCotton will steadily grow. While it will be necessary to build education levels and cultivate interest among potential customers in the short term, the Company is confident in its mid to long-term growth potential and steady progress has been made to expand the net sales.

Sales by Region

The following table illustrates net sales from the major geographic areas in which the Company sells its products for the three months ended June 30, 2009 and 2008.  The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Three Months Ended on 06/30/09 in Thousand	As a Percentage of Total Revenues	Three Months Ended on 06/30/08 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change
Europe	$9,753	40.04%	$10,342	44.82%	$-589	-5.70%
Japan	$3,821	15.69%	$3,999	17.33%	$-178	-4.45%
North and South America	$4,557	18.71%	$4,443	19.26%	$114	2.57%
China	$5,023	20.62%	$3,336	14.46%	$1,687	50.57%
Others	$1,204	4.94%	$954	4.13%	$250	26.21%
Total	$24,358	100.00%	$23,074	100.00%	$1,284	5.56%

Other Operating Income, Net

The Company’s other operating income, net, for the three months ended June 30, 2009, increased $174,000 to a gain of $96,000, from a loss of $78,000 for the three months ended June 30, 2008. Other operating income, net mainly consists of income from sales of cotton and packing materials, sales of leftover materials, and government subsidies, which are incentives awarded by the PRC local government to the Company. The increase was mainly attributable to the increased government subsidies and awards.

Exchange Difference, Net

The Company’s exchange difference, net, for the three months ended June 30, 2009, increased by $138,000 to a gain of $47,000, from a loss of $91,000 for the three months ended June 30, 2008. The increase is mainly due to the foreign currency exchange gain recognized on three months ended June 30, 2009 compared with the same period last year. As some of the Company’s sales were settled in Euro, after its customers placed orders with the Company at an agreed selling price in Euro, the Renminbi (RMB) depreciated against the Euro; as a result, the Company earned a foreign currency exchange gain on the actual payment date. On June 30, and March 31, 2009, the exchange rates of RMB against Euro were 9.6408 and 9.0323 respectively; the depreciation of RMB against Euro was 6.31%.

Cost of Sales

The Company’s cost of sales increased $82,000 to $17,176,000 for the three months ended June 30, 2009 from $17,094,000 for the three months ended June 30, 2008.  As a percentage of net revenues, the cost of sales decreased 3.57% to 70.51% for the three months ended June 30, 2009 from 74.08% for the three months ended June 30, 2008.  The decrease as percentage of revenue was mainly attributable to: (1) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, and (2) the tax rebate rate for exports increased by two percent.

Gross Profits

The Company’s gross profit increased $1,203,000 to $7,182,000 for the three months ended June 30, 2009 from $5,979,000 for the three months ended June 30, 2008.  Gross profit as a percentage of net revenues was 29.49% for the three months ended June 30, 2009, compared to 25.91% for the three months ended June 30, 2008.  The increase in gross profit as a percentage of net revenue was mainly due to (1) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, (2) the tax rebate rate for exports increased by two percent, and (3) the PurCotton products starts making profit during the month of June 2009 compared to losses from these products during the same period last year.

Selling Expenses

The Company’s selling expenses decreased $346,000 to $1,275,000 for the three months ended June 30, 2009 from $1,621,000 for the three months ended June 30, 2008.  As a percentage of net revenues, the Company’s selling expenses decreased to 5.23% for the three months ended June 30, 2009 from 7.03% for the three months ended June 30, 2008.  The decrease as percentage of revenue was primarily attributable to the decrease of approximately $513,000 in transportation expense for export sales compared with the same period last year.

The Company’s transportation expenses for domestic sales, i.e., transportation costs within China, were $220,000, 0.90% of total sales, and $247,000, 1.07% of total sales, in the three months ended June 30, 2009 and 2008, respectively.  The Company’s transportation expenses for export sales were $375,000, 1.54% of total sales, and $889,000, 3.85% of total sales, in the three months ended June 30, 2009 and 2008, respectively.  The Company’s transportation fees for export sales decreased by $514,000 from the three months ended June 30, 2008 to the three months ended June 30, 2009, or approximately 57.82%. This decrease in the export transportation expenses was mainly due to the decrease of unit transportation fee.

Administrative Expenses

The Company’s administrative expenses increased $291,000, or 14.30%, to $2,326,000 for the three months ended June 30, 2009 from $2,035,000 for the three months ended June 30, 2008.  As a percentage of net revenues, administrative expenses increased to 9.55% for the three months ended June 30, 2009 from 8.82% for the three months ended June 30, 2008.  This increase was primarily attributable to the following: (1) a $137,000 increase in salary and welfare for management and administrative staff compared with the same period last year, and (2) a $109,000 increase in research and development expenses compared with the same period last year.

Interest Expenses

Interest expenses decreased to approximately $71,000, 0.29% of the total revenue, for the three months ended June 30, 2009 as compared to approximately $196,000, 0.85% of total revenue, for the same period of 2008, a decrease of approximately $125,000, or 63.78%.  The Company’s interest expense relates to bank loans which are primarily used to maintain daily operation. The percentage decrease of interest expense was mainly due to (1) a decrease in the Company’s comparatively low average outstanding balance of bank loans of approximately $7,758,000 as of June 30, 2009, compared with approximately $16,009,000 as of June 30, 2008, and (2) decreased interest rates of bank loans.

Income taxes

Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

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

	Calendar year end December 31
	2008	2009	2010	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Winner Medical (Huanggang) Co., Ltd.	0%	0%	12.5%	12.5%	12.5%
Winner Medical & Textile Ltd. Chongyang	12.5%	12.5%	12.5%	25%	25%
Hubei Winner Textiles Co., Ltd.	12.5% to 25%	12.5% to 25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	0%	12.5%	12.5%	12.5%	25%

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd. Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen was separately reported to the local tax office to reflect the different tax incentive status enjoyed by each entity. The applicable income tax rate for Winner Hubei and Winner Tianmen was 12.5% and 25% respectively for calendar years 2008 and 2009. The preferential tax incentives will expire at the end of 2009.

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoying an 18% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for United States federal taxation is made as the Company has no assessable income in the US for the three months ended June 30, 2009 and 2008. The United States enterprise income tax is 34%.

The Company’s income tax provision for the three months ended June 30, 2009 was $695,000 as compared to $271,000 for the three months ended June 30, 2008, an increase of $424,000. The increase of income tax is mainly due to (1) a change in the tax rate on the Company’s subsidiaries in China. The applicable tax rate of the Company’s subsidiary Winner Industrial (Shenzhen) Co. Ltd was 20% and 18% for the three months ended June 30, 2009 and 2008 respectively, and its profits constitutes 80% of the Company’s total profits, and (2) the cancellation of tax return policy for purchasing domestic machinery.

Minority Interest

The Company’s financial statements reflect an adjustment to its consolidated group net income of -$1,000 and $21,000 in the three months ended June 30, 2009 and 2008, respectively, reflecting third party minority interests in two of the Company’s subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd., and 40% in Winner Medical (Hong Kong) Limited.

Net income (profit after taxes)

Net profit increased to approximately $3,064,000 for the three months ended June 30, 2009, as compared to approximately $1,737,000 for the same period of 2008, an increase of approximately $1,327,000, or approximately 76.40%.  Such increase is mainly attributable to (1) relatively stable RMB against foreign currency exchange rate since calendar year 2009, (2) the PurCotton products starts making profit during the three months ended June 30, 2009 compared to losses from these products during the same period last year, (3) improved production management to reduce manufacture unit cost and improved production efficiency and (4) the decrease in transportation expenses for export sales.

Comparison of the Nine months Ended June 30, 2009 and 2008

(All amounts, other than percentages, in thousand of U.S. dollars)

	NINE MONTHS ENDED 06/30/09		NINE MONTHS ENDED 06/30/08
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Net Sales	$70,715	100.00%	$60,287	100.00%	$10,428	17.30%
Cost of Sales	$51,128	72.30%	$45,557	75.57%	$5,571	12.23%
Other Operating Income, Net	$987	1.40%	$360	0.60%	$627	174.17%
Exchange Difference, Net	$-1,082	-1.53%	$-628	-1.04%	$-454	72.29%
Selling, general and administrative expenses	$11,924	16.86%	$10,581	17.55%	$1,343	12.69%
Interest Expense	$398	0.56%	$435	0.72%	$-37	-8.51%
Interest Income	$43	0.06%	$32	0.05%	$11	34.38%
Investment yields	$310	0.44%	$40	0.07%	$270	675.00%
Income tax	$1,414	2.00%	$113	0.19%	$1,301	1151.33%
Minority interest	$74	0.10%	$64	0.11%	$10	15.63%
Net income	$6,183	8.74%	$3,469	5.75%	$2,714	78.24%

Net Sales

Net sales increased $10,428,000, or 17.30%, to $70,715,000 for the nine months ended June 30, 2009 from $60,287,000 for the nine months ended June 30, 2008.  This increase was mainly attributable to increased volumes of large sales orders, especially from North and South American and Chinese customers. The net sales to North and South American customers was $13,547,000 for the nine months ended June 30, 2009, an increase of 61.06% compared to the same period last year. The net sales to Chinese customers were $11,500,000 for the nine months ended June 30, 2009, an increase of 32.49%, compared to the same period last year. The Company has been gradually shifting its resources and services to larger clients. As a result, the Company expects revenue from these significant customers to increase in the future.

During the nine months ended June 30, 2009, revenue from PurCotton products reached approximately $3,158,000, as compared to approximately $550,000 in the same period last year. Such sales were mainly from the selling of PurCotton jumble rolls to the customers in China, the U.S., Europe and Japan who produce consumer products, including sanitary and incontinence products. At the same time, the Company is processing trial orders of PurCotton finished medical products, such as operation room towel and sponges, with customers in North America and Europe.

Looking forward, the Company is marketing its own branded PurCotton wipes/tissue in Hong Kong and Mainland China, as well as the PurCotton materials for the international clean room product market. Thus, the Company believes that demand for PurCotton will steadily grow. While it will be necessary to build education levels and cultivate interest among potential customers in the short term, the Company is confident in its mid to long-term growth potential and steady progress has been made to expand the net sales.

Sales by Region

The following table illustrates net sales from the major geographic areas in which the Company sells its products for the nine months ended June 30, 2009 and 2008.  The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Nine months Ended on 06/30/09 in Thousand	As a Percentage of Total Revenues	Nine months Ended on 06/30/08 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change
Europe	$29,307	41.44%	$27,338	45.35%	$1,969	7.20%
Japan	$12,338	17.45%	$12,575	20.86%	$-237	-1.88%
North and South America	$13,547	19.16%	$8,411	13.95%	$5,136	61.06%
China	$11,500	16.26%	$8,680	14.40%	$2,820	32.49%
Others	$4,023	5.69%	$3,283	5.45%	$740	22.54%
Total	$70,715	100.00%	$60,287	100.00%	$10,428	17.30%

Other Operating Income, Net

The Company’s other operating income, net, for the nine months ended June 30, 2009, increased $627,000 to $987,000, from $360,000 for the nine months ended June 30, 2008. Other operating income, net mainly consists of income from sales of cotton and packing materials, sales of leftover materials, and government subsidies, which are incentives awarded by the PRC local government to the Company. The increase was mainly attributable to the increased government subsidies and awards.

Exchange Difference, Net

The Company’s exchange net loss for the nine months ended June 30, 2009, further increased by $454,000 to a loss of $1,082,000, from a loss of $628,000 for the nine months ended June 30, 2008. The increase of exchange losses is mainly due to the foreign currency exchange losses recognized from October to December 2008 compared with the same period last year. After its customers placed orders with the Company at an agreed selling price in Euro and US Dollar, the Renminbi (RMB) appreciated against the Euro and US Dollar; as a result, the Company suffered a foreign currency exchange loss on the actual payment date. On December 31, 2008 and 2007, the exchange rates of RMB against Euro were 9.6590 and 10.6669 respectively; the appreciation of RMB against Euro was 10.43%. The exchange rates of RMB against US dollar were 6.8346 and 7.3046 respectively; the appreciation of RMB against US dollar was 6.88%.

Cost of Sales

The Company’s cost of sales increased $5,571,000 to $51,128,000 for the nine months ended June 30, 2009 from $45,557,000 for the nine months ended June 30, 2008.  As a percentage of net revenues, the cost of sales decreased 3.27% to 72.30% for the nine months ended June 30, 2009 from 75.57% for the nine months ended June 30, 2008.  The decrease as percentage of revenue was mainly attributable to: (1) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, and (2) the tax rebate rate for exports increased by two percent.

Gross Profits

The Company’s gross profit increased $4,856,000 to $19,587,000 for the nine months ended June 30, 2009 from $14,731,000 for the nine months ended June 30, 2008.  Gross profit as a percentage of net revenues was 27.70% for the nine months ended June 30, 2009, compared to 24.43% for the nine months ended June 30, 2008.  The increase in gross profit as a percentage of net revenue was mainly due to: (1) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, (2) the tax rebate rate for exports increased by two percent, and (3) the PurCotton products starts making profit during the month of June 2009 compared to losses from these products during the same period last year.

Selling Expenses

The Company’s selling expenses decreased $357,000 to $4,517,000 for the nine months ended June 30, 2009 from $4,874,000 for the nine months ended June 30, 2008.  As a percentage of net revenues, the Company’s selling expenses decreased to 6.39% for the nine months ended June 30, 2009 from 8.08% for the nine months ended June 30, 2008.  The decrease as percentage of revenue was primarily attributable to the decrease of approximately $1,372,000 in transportation expense for export sales compared with the same period last year.

The Company’s transportation expenses for domestic sales, i.e., transportation costs within China, were $740,000, 1.05% of total sales, and $619,000, 1.03% of total sales, in the nine months ended June 30, 2009 and 2008, respectively.  The Company’s transportation expenses for export sales were $1,456,000, 2.06% of total sales, and $2,827,000, 4.69% of total sales, in the nine months ended June 30, 2009 and 2008, respectively.  The Company’s transportation fees for export sales decreased by $1,371,000 from the nine months ended June 30, 2008 to the nine months ended June 30, 2009, or approximately 48.50%. This decrease in the export transportation expenses was mainly due to the decrease of unit transportation fee.

Administrative Expenses

The Company’s administrative expenses increased $1,698,000, or 29.75%, to $7,406,000 for the nine months ended June 30, 2009 from $5,708,000 for the nine months ended June 30, 2008.  As a percentage of net revenues, administrative expenses increased to 10.47% for the nine months ended June 30, 2009 from 9.47% for the nine months ended June 30, 2008.  This increase was primarily attributable to the following: (1) an $302,000 increase in salary and welfare for the management and administrative staff compared with the same period last year, (2) an $378,000 increase in research and development expenses compared with the same period last year, and (3) the increase in related administrative expenses such as depreciation and amortization for the Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”, for the nine months ended June 30, 2009 in the amount of approximately $1,141,000 with an increase of $259,000 compared to the same period last year.

Interest Expenses

Interest expenses decreased to approximately $398,000, 0.56% of the total revenue, for the nine months ended June 30, 2009 as compared to approximately $435,000, 0.72% of total revenue, for the same period of 2008, a decrease of approximately $37,000, or 8.51%.  The Company’s interest expense relates to bank loans which are primarily used to maintain daily operation. The percentage decrease of interest expense was mainly due to (1) a decrease in the Company’s comparatively low average outstanding balance of bank loans of approximately $7,758,000 as of June 30, 2009, compared with approximately $16,009,000 as of June 30, 2008, and (2) decreased interest rates of bank loans.

Income taxes

Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

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

	Calendar year end December 31
	2008	2009	2010	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Winner Medical (Huanggang) Co., Ltd.	0%	0%	12.5%	12.5%	12.5%
Winner Medical & Textile Ltd. Chongyang	12.5%	12.5%	12.5%	25%	25%
Hubei Winner Textiles Co., Ltd.	12.5% to 25%	12.5% to 25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	0%	12.5%	12.5%	12.5%	25%

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Limited, “Winner Hubei” merged with Winner Medical & Textile Ltd. Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen was separately reported to the local tax office to reflect the different tax incentive status enjoyed by each entity. The applicable income tax rate for Winner Hubei and Winner Tianmen was 12.5% and 25% respectively for calendar years 2008 and 2009. The preferential tax incentives will expire at the end of 2009.

In addition, during the grandfather period, the income tax rate for enterprises located in Shenzhen currently enjoying an 18% income tax rate will increase from 18%, 20%, 22%, and 24% in 2008, 2009, 2010, and 2011 respectively, and reach 25% in 2012.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for United States federal taxation is made as the Company has no assessable income in the US for the nine months ended June 30, 2009 and 2008. The United States enterprise income tax is 34%.

The Company’s income tax provision for the nine months ended June 30, 2009 was $1,414,000 as compared to $113,000 for the nine months ended June 30, 2008, an increase of $1,301,000. The increase of income tax is mainly due to (1) a change in the tax rate on the Company’s subsidiaries in China. The applicable tax rate of the Company’s subsidiary Winner Industrial (Shenzhen) Co. Ltd, Winner Shenzhen, was 20% and 18% for the nine months ended June 30, 2009 and 2008 respectively, and Winner Shenzhen’s profits constitutes 80% of the Company’s total profits, and (2) the cancellation of tax return policy for purchasing domestic machinery.

Minority Interest

The Company’s financial statements reflect an adjustment to its consolidated group net income of $74,000 and $64,000 in the nine months ended June 30, 2009 and 2008, respectively, reflecting third party minority interests in two of the Company’s subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd., and 40% in Winner Medical (Hong Kong) Limited.

Net income (profit after taxes)

Net profit increased to approximately $6,183,000 for the nine months ended June 30, 2009, as compared to approximately $3,469,000 for the same period of 2008, an increase of approximately $2,714,000, or approximately 78.24%.  Such increase is mainly attributable to (1) relatively stable RMB against foreign currency exchange rate since calendar year 2009, (2) improved production management to reduce manufacture unit cost and improved production efficiency, and (3) the decrease in transportation expenses for export sales.

Foreign Currency Translation Difference

The Company incurred foreign currency translation differences, equal to a loss of $88,000 and a gain of $5,774,000 in the nine months ended June 30, 2009 and 2008, respectively. On July 21, 2005, China reformed its foreign currency exchange policy to adopt floating RMB exchange rates.  On June 30, 2009 and 2008, the exchange rates of RMB against US dollar were 6.8319 and 6.8591 respectively; the appreciation of RMB against US dollar was 0.40%. As a result, the Company applied different exchange rates in translating RMB into U.S. dollar in its financial statements for the nine months ended June 30, 2009 and 2008. In the nine months ended June 30, 2009, the exchange rates of 6.8319, 8.277 and 6.8251 were applied in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 6.8591, 8.277 and 7.1847 in the nine months ended June 30, 2008, respectively. In addition, the Company also applied different exchange rates in translating Hong Kong dollar into U.S. dollar in its financial statements for the nine months ended June 30, 2009. In the nine months ended June 30, 2009, the exchange rates of 7.7500, 7.7940 and 7.7644 were applied in calculating the total assets/liabilities, shareholders’ equity and profit and loss, respectively.

Accounts receivable

Accounts receivable decreased to approximately $11,503,000 as of June 30, 2009 as compared to approximately $13,517,000 as of September 30, 2008, a decrease of approximately $2,014,000, or 14.90%. The Company’s average annualized accounts receivable collection turnover was 7.81 and 7.11 for the nine months ended June 30, 2009 and 2008, respectively. In order to reduce the risk of inability to collect the accounts receivables, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective on April 25, 2009 and will be automatically renewable subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is US$4 million. Also the Company is using SAP ERP system to evaluate and monitor accounts receivables risks of each individual customer.

Inventory

The Company’s inventory decreased to approximately $14,786,000 as of June 30, 2009 as compared to approximately $15,840,000 as of September 30, 2008, a decrease of approximately $1,054,000, or 6.65%. The Company’s annualized inventory turnover was 4.33 and 4.16 for the nine months ended June 30, 2009 and 2008, respectively. The decrease of inventory is mainly attributable to the decrease of raw materials and semi-finished products as a result of the Company’s lean production and risk control on inventory in order to improve its free cash flow.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash and cash equivalents of approximately $7,837,000.

Cash Flow (in Thousand US$)
	Nine Months Ended June 30
	2009	2008

Net cash provided by operating activities	9,942	3,875
Net cash (used in) investing activities	(1,362)	(8,477)
Net cash (used in) provided by financing activities	(7,253)	1,975
Effect of exchange rate changes on cash balance	48	798
Net increase (decrease) in cash and cash equivalent	1,375	(1,830)
Cash and cash equivalents at the beginning of period	6,463	6,377
Cash and cash equivalents at the end of period	7,837	4,547

Operating Activities:

Net cash provided by operating activities was $9,942,000 for the nine months ended June 30, 2009, which increased by an amount of $6,607,000 from net cash provided by operating activities of $3,875,000 in the same period of 2008. The increase was mainly due to the increase in net income during the nine months ended June 30, 2009 compared to the same period last year, and the decrease in inventory level.

Investing Activities:

The Company’s main uses of cash for investing activities are payments to the acquisition of property, plant and equipment.

Net cash used in investing activities for the nine months ended June 30, 2009 was $1,362,000, a decrease of $7,115,000 from net cash used in investing activities of $8,477,000 in the same period of 2008.  This was due to the decrease of investment in property, plant, and equipment. The Company has carefully evaluated its investment plan for fiscal year 2009 to reduce or delay some of the investment in fixed assets to achieve a better utilization of cash.

Financing Activities:

Net cash used in financing activities for the nine months ended June 30, 2009 totaled $7,253,000, as compared to $1,975,000, provided by financing activities in the same period of 2008. Such decrease of cash provided by financing activities was mainly attributable to the increase in repayments of bank borrowings.

The Company’s debt to asset ratio was 19.42% as of June 30, 2009. The Company plans to maintain its debt to asset ratio below 40%. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans, as identified in the table below.

As of June 30, 2009, the Company has loans with Chinese banks totaling $7,758,000. These annual interest rates of these loans are ranging from 4.78%-6.417%.

Bank loans as of June 30, 2009
					Balance as of June 30 2009
Loan	Bank	Loan period	Interest rate	Secured by	US$
A	Shenzhen Industrial and Commercial Bank of China	01-09-2009 to 07-08-2009	4.86%	Land use rights & buildings	1,463,722
B	China Merchants Bank, Shenzhen Branch	06-08-2009 to 06-08-2010	4.78%	Land use rights & buildings	1,463,722
C	China Merchants Bank, Shenzhen Branch	06-10-2009 to 06-10-2010	4.78%	Land use rights & buildings	1,463,722
D	China Merchants Bank, Shenzhen Branch	06-30-2009 to 06-29-2010	4.78%	Land use rights & buildings	1,463,721
E	Huanggang Industrial and Commercial Bank of China	02-27-2009 to 02-26-2010	5.31%	Land use rights & buildings	1,463,722
F	Tianmen Branch of the Industrial and Commercial Bank of China	12-16-2008 to 08-16-2009	6.417%	Land use rights & buildings	439,116
		Total			7,757,725

As of June 30, 2009, the Company had approximately $24.19 million bank credit facilities from four commercial banks, which remains the same compared with the Company’s bank credit as of September 30, 2008; and excluding the $7.76 million banks loans as of June 30, 2009, there are $16.43 million unused bank credit facilities, consisting of approximately $4.39 million from Shenzhen Branch of China Merchants Bank, approximately $7.32 million from Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $1.14 million form Tianmen Branch of the Industrial and Commercial Bank of China, and approximately $3.58 million from Huanggang Branch of the Industrial and Commercial Bank of China. These bank credit lines are all secured by the Company’s real estate and other assets. These revolving lines of credit allow the Company to make short-term loans repeatedly, and the banks re-evaluate the Company’s credit line annually. These bank credits enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

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


Principles of consolidation –The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, expenses and cash flows of the Company and all of its subsidiaries. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.


Revenue Recognition –The Company derives its revenue primarily from the sales of medical dressings and disposables. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant.


Inventory –Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw material, direct labor and overhead associated with the manufacturing process.


Trade accounts receivable –Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.


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


Impairment of long-lived assets –The Company evaluates all of its long-lived assets for impairment in accordance with the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company assesses the impairment of fixed assets on an annual basis or whenever events or changes in circumstances indicate that the fair value or future discounted cash flows of these assets is less than the carrying value. Should events indicate that any of the Company’s long-lived assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value, or the difference between the carrying value and future discounted cash flows of the impaired assets, and recorded in earnings during the period of such impairment.


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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities amendment of FASB Statement No. 133” (“SFAS 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective in fiscal years beginning after November 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of SFAS 161 will have a material impact on the Company’s disclosures.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. The Company adopted SFAS No. 165 in the third quarter of fiscal 2009. See Note 15 for required disclosures related to subsequent events.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 167 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™; and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). FAS 168 will be effective for our interim and annual financial periods ending after September 15, 2009.  The Company does not anticipate that the provisions of SFAS No. 168 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Seasonality

The Company’s operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

The Company’s reporting currency is US dollar and the majority of its revenues will be settled in RMB and US dollars. All of the Company’s assets are denominated in RMB except for cash and accounts receivable. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US dollars and RMB.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On June 30, 2009 and 2008, the exchange rates of RMB against US dollar were 6.8319 and 6.8591 respectively; the appreciation of RMB against US dollar was 0.40%. The exchange rates of RMB against Euro were 9.6408 and 10.8302 respectively; the appreciation of RMB against Euro was 12.34%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB appreciates against foreign currencies, it will make the Company’s sale prices more expensive, thus its sales may decline. The Company believes that the exchange rate of RMB against US dollar will remain relatively stable in the short run, thus the Company currently required its European and Australian customers to settle their payments by US dollars instead of Euro, Pound Sterling, and Australian dollars.

Interest Rate Risk

The Company is exposed to interest rate risk primarily with respect to its short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically three to twelve months and interest rates are subject to change upon renewal. During calendar years 2007 and 2008 the People’s Bank of China, the central bank of China, adjusted the interest rate of RMB bank loans eleven times - on March 18, 2007, May 19, 2007, July 21, 2007, August 22, 2007, September 15, 2007, December 21, 2007, September 16, 2008, October 19, 2008, October 30, 2008, November 27, 2008, and December 23, 2008. Since December, 2008, the new interest rates are 4.86% and 5.31% for RMB bank loans with a term less than 6 months and loans with a term of 6-12 months, respectively, as compared to the respective rates of 5.58% and 6.12%, before March 18, 2007. A hypothetical 1.0% change in the annual interest rates for all of the Company’s credit facilities on June 30, 2009 would affect the net income before provision for income taxes by approximately $0.07 million for the nine months ended June 30, 2009. Management monitors the banks’ interest rates in conjunction with the Company’s cash requirements to determine the appropriate level of debt balances relative to other sources of funds. The Company has not entered into any hedging transactions in an effort to reduce its exposure to interest rate risk.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyuan Fang, respectively evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Li and Fang concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were effective at that reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

DATED: August 11, 2009

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