Form 10-K
period 2009-09-30
WINNER MEDICAL GROUP INC
filed 2009-12-07
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009
Or
☐	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-16547

WINNER MEDICAL GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0215298
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes  ☐     No  ☒

As of December 7, 2009, there were 22,363,675 shares of the Registrant’s common stock outstanding.

WINNER MEDICAL GROUP INC.

FORM 10-K
For the Fiscal Year Ended September 30, 2009

Use of Terms

Except as otherwise indicated by the context, references in this report to “Winner Medical”, the “Company” “we”, “us”, or “our”, are references to the combined business of Winner Medical Group Inc. and its wholly-owned subsidiary, Winner Group Limited, along with Winner Group Limited’s wholly-owned subsidiaries which include Winner Industries (Shenzhen) Co., Ltd., Winner Medical & Textile Ltd. Zhuhai, Winner Medical & Textile Ltd. Jingmen, Hubei Winner Textiles Co. Ltd., Winner Medical & Textile Ltd. Yichang, Winner Medical & Textile Ltd. Jiayu, Winner Medical & Textile Ltd. Chongyang and Winner Medical (Huanggang) Co., Ltd. and Winner Group Limited’s majority owned subsidiary Shanghai Winner Medical Apparatus Co., Ltd. and Winner Medical (Hong Kong) Limited.  References to “Winner Group Limited” or “Winner Group” are references to Winner Group Limited and its subsidiaries listed above. References to “China” and the “PRC” are references to the “People’s Republic of China.” References to “U.S.” are references to the United States of America. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States.

Forward-Looking Statement

Statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “should”, “project”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, “potential”, “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	the Company’s dependence upon international customers;
•	international trade restrictions;
•	foreign currency fluctuation;
•	developments in the healthcare industry;
•	the Company’s dependence on patent and trade secret laws;
•	the Company’s revenues are highly concentrated in a single customer;
•	uncertainties with respect to the PRC legal and regulatory environment;
•	the Company’s ability to adequately finance the significant costs associated with the development of new medical products;
•	potential product liability claims for which the Company does not have insurance coverage; and
•	other risks identified in this Report and the Company other filings with the SEC.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-K and the Company’s other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company’s expectations or future events.

PART I

Item 1. Description of Business

Recent Events

On October 6, 2009, the Company’s Board of Directors approved and authorized the Company to complete a one-for-two reverse split of the Company’s common stock, decreasing the Company’s authorized capital to 247,500,000 shares of common stock and 2,500,000 shares of preferred stock, par value $0.001 per share. Pursuant to the Nevada Revised Statues, shareholder approval of this action was not required.

Background

The Company was originally incorporated under the name Birch Enterprises, Inc. in the state of Nevada in August 1986. On September 14, 1987, the Company consummated a business combination transaction with Las Vegas Resort Investments whereby Las Vegas Resort Investments became the Company’s wholly-owned subsidiary. Concurrent with this transaction, the Company changed its corporate name to Las Vegas Resorts Corporation. During September 1992 all of the Company’s operations ceased. The Company had no active operations from then until December 16, 2005, when it completed a reverse acquisition transaction, discussed below under “—Acquisition of Winner Group Limited,” with Winner Group Limited, a Cayman Islands corporation, whose subsidiary companies originally commenced business in February 1991.

Winner is a technology-driven medical dressings and medical disposables manufacturer based in China. Winner became the Company’s wholly-owned subsidiary in connection with the reverse acquisition transaction and is the holding company for all of the Company’s commercial operations.

On February 13, 2006, the Company amended its Articles of Incorporation to change its name from Las Vegas Resorts Corporation to Winner Medical Group Inc.  The Company changed its name to reflect its new business and the names of its subsidiary companies.

Acquisition of Winner Group Limited

On December 16, 2005, the Company completed a reverse acquisition transaction with Winner Group Limited whereby the Company issued to the stockholders of Winner Group Limited 42,280,840 shares of its common stock in exchange for all of the issued and outstanding capital stock of Winner Group Limited. These 42,280,840 shares had been restated to 21,140,420 shares in the Company’s financial statements to reflect a reverse stock split of 1 new share of common stock for 2 old shares of common stock on October 6, 2009. Winner Group Limited thereby became the Company’s wholly-owned subsidiary and the former stockholders of Winner Group Limited became the Company’s controlling stockholders.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Winner Group Limited as the acquirer and Winner Medical Group Inc. as the acquired party. When the Company refers in this prospectus to business and financial information for periods prior to the consummation of the reverse acquisition, the Company is referring to the business and financial information of Winner Group Limited on a consolidated basis unless the context suggests otherwise.

Winner Group Limited’s operations began with Winner Medical & Textile Ltd. Zhuhai, which was incorporated in China in February 1991 by the Company’s CEO, President and director Mr. Jianquan Li. Winner Group Limited was incorporated as a Limited Liability Exempted Company in the Cayman Islands in April 2003 and is the holding company of all of the Company’s business operations. Below is the Company’s holding company structure.

* On February 1, 2008, the Company stopped all the business operations of Winner Medical & Textile Ltd. Zhuhai, “Winner Zhuhai”, and filed for the deregistration of Winner Zhuhai with various government authorities in the PRC. As of June 30, 2009, Winner Zhuhai received approvals from various government authorities in the PRC regarding its application for deregistration, except the relevant tax bureau clearance is still on-going.

The Company’s Business

Through its subsidiary Winner Group Limited, the Company’s business consists of research and development, manufacturing and marketing of medical dressings and medical disposables. The Company has seven wholly-owned operating subsidiaries and four joint venture companies, and it established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical care products, wound care products, home care products and PurCotton products, a new product of nonwoven fabric made from 100% natural cotton.

The Company is one of the leading manufacturers of medical dressings and medical disposables in China. The products are sold worldwide, with Europe, the United States and Japan serving as the top three markets. Certain of the Company’s medical device products are registered and listed with the U.S. Food and Drug Administration or FDA, giving the Company the approval to export those sterilized products directly to the United States.

The Company’s Strategy

The Company’s primary business strategy is to achieve annual growth in revenue by building its brand and reputation. The Company seeks to implement its business strategy by focusing on:

Marketing Own Brand Product in China

The surgical dressing and medical disposables market in China is expanding quickly. According to Research and Markets http://www.researchandmarkets.com/, certain marketing researches showed that the demand for disposable medical products has experienced rapid growth. In the future, the medical market in China will become increasingly regulated due to the Chinese government’s efforts to reform its medical care system. These factors create opportunities for companies, such as Winner Medical, that had already followed such strict conduct and quality control regulations.

During fiscal year 2009, approximately 16.87% of the Company’s sales revenue was generated domestically in China, and this percentage is expected to increase. The Company’s sales channel in China includes: hospitals, local distributors, and Over-The-Counter, or OTC, drugstore chains.

PurCotton Products

The PurCotton product, new spunlace cotton nonwoven products, combines the superior characteristics of both natural cotton and materials made using nonwoven technology. It is expected to have advantages over woven cotton or synthetic nonwoven fabric, such as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. The Company intends to utilize its patented manufacture process to enable it to produce PurCotton at a lower cost than woven cotton products, so it believes the launch of the cotton nonwoven spunlace products will provide a significant advantage to the Company. Patent applications covering the invention of spunlace cotton nonwoven process have been made in more than 50 countries. Patents have been granted in China, the United States, Russia, Singapore, South Africa, Mexico, Nigeria, Philippines, and member states of the European Patent Office.

To execute its strategy, the Company entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters, approximately 140 acre, of land that will mostly be dedicated to the construction of 100% cotton spunlaced nonwoven fabric production facilities in the Company’s subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”. Land use right certificates of this land were issued to the Company in November 2005 and July 2007. As of September 30, 2009, the first two PurCotton manufacturing lines are producing in full capacity; compared to the third quarter, the third manufacturing line has completed testing and started production, and its production is expected to increase. In August 2009, the Company entered into a contract with a machine producer in China to purchase new machineries for the fourth production line, these machineries are expected to start production in the second quarter of 2010. The Company started selling PurCotton products to customers in China, the United States, Europe and Japan for both consumer and medical use. During fiscal year 2009 and 2008, gross profit from these products reached approximately $1,452,000 and $95,000 respectively.

Providing High Quality Products

The Company’s goal is to manufacture and sell products that are of the highest quality in the industry and in accordance with established industry standards. The Company’s quality management system is certified by the International Organization for Standardization and is registered under ISO 9001 ISO 13485:2003. Currently, over 90% of the Company’s products have obtained EU CE Certificates. The Company has 30 types of products registered and listed with the FDA in the U.S., where it is proud to be authorized by the FDA to export sterilized products directly. Among those products are sterilization pouches and face masks, which have 510(k) FDA certificates. Japanese certificates, which are awarded to individual factories, have been granted to Winner Medical’s Shenzhen factory, Jiayu Factory, and Chongyang Factory, which are all qualified and entitled to export products to Japan directly.

Providing Customers with a Complete Product Line – One Stop Procurement Services

The Company provides to customers all over the world specialized medical dressing products that are intended to address a number of customer issues and needs. The Company’s products are designed to meet a wide variety of its client’s product configuration demands. The Company employs manufacturing equipment, including gauze sponge bleaching equipment, sterile packaging machines, auto-gauze sponges folding machines, nonwoven sponge folding machines, and steam sterilization and ethylene oxide, or ETO, sterilization processing which it believes allow the Company to produce its products in a cost efficient manner.

Developing Products Through Research and Development

The Company’s research and development efforts are aimed at finding new varieties of products, improving existing products, improving product quality and reducing production costs.

The Company intends to focus significant efforts on opening new opportunities for its new products. The Company believes the following products will contribute to its growth.

Implementing Advanced Information Technology System

The Company has implemented the Enterprise Resources Planning, “ERP”, software provided by a Systems Applications and Products company, “SAP”, or SAP ERP system, which integrates all of the core business operations of each of its subsidiaries-from production, supply, and sales to financial records-into one system. Looking forward, the Company’s goal is to build a platform on which the Company can share information with its customers, including raw material preparation, production status, inventory, and transportation.

Managing Business Effectively Through Strong Management Team

Each member of the Company’s management team has an average of ten years of experience in the industry. Under their leadership, the Company has a demonstrated record of rapid and orderly growth.  The Company intends to capitalize on the acumen and industry experience of several members of its management team to grow its business.

Building a Broad Customer Base

The Company has many customers in all major regions throughout the world. The Company’s customers are located in China, Japan, Germany, North America, Italy, Australia, France, the United Kingdom, the Netherlands, South America, Africa, the Middle East and other places around the globe. Its largest markets are currently Japan, the Europe and the United States. The Company intends to broaden its customer base by diversifying its sales and marketing efforts.

Developing and Expanding the Company’s Logistics Capabilities

Logistics capability is an important aspect of the Company’s strategy. The Company believes it is important to have warehouses in large transportation ports and near central cities. The Company’s use of modern logistics management methods is designed to enhance its service levels, including its ability to deliver products to customers in a timely fashion, and the Company strives to handle customer service inquiries quickly and accurately. Information on purchase order confirmation, production or order status and shipping advice is readily available. The Company also offers its customers a variety of payment terms to facilitate international purchases.

The Company’s Products

The Company’s products can be divided into the following four categories according to their functions:

Medical care products
Include operating room products, procedural packs, protective products and gauze.

Wound care products
Include dressing pads, cotton products, retention products and dental products.

Home care products
Include cosmetic products, handkerchiefs, sweat pads and bathing sets.

PurCotton products
New spunlace 100% cotton nonwoven products. Include jumbo rolls as consumer raw materials, operating room towels, lap sponges, swabs and surgical gowns, as well as finished consumer products such as wipes and cosmetic cotton products.

The Company continuously focuses on the development and launch of high value added products, and on increasing its sales volume of innovative new products, which have a higher profit rate.

The Company plans to continue to penetrate the medical and health care market for medical disposable products, particularly in Japan, Europe and the U.S., which are the main markets for medical disposable products. It has established trade relationships with Sakai Shorten of Japan, which was its largest clients in fiscal year 2009, with total sales of approximately $14.54 million. The Company sells its products through Molnlycke Healthcare in Sweden, Covidien in the US, Artsana in Italy, Richardson in the UK, BSN Medical in Germany, and Medeco in Netherlands. In order to adapt the demand of increasing international orders, the Company has also established production systems designed to address international product demands, which include a one hundred thousand grade purification room and modern manufacturing equipment.

The Company also focuses on quality control. Its products have met the requirements of major international medical product quality tests, and it continuously seeks to improve its production systems and processes.

The Company’s Intellectual Property

The Company currently has twenty five issued patents. Below are the brief descriptions of these patents:

Description of Patent	Patent No.	Type	Status
Manufacture Method of the Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	ZL 200510033576.9 (China)	Invention	Granted

Manufacture method of the 100% cotton non-woven medical dressings	ZL 200510033147.1 (China)	Invention	Granted

Colored non-woven cloth with special coat	ZL 200620013847.4 (China)	Utility Model	Granted

Colored 100% cotton gauze	ZL 200620132922.9 (China)	Utility Model	Granted

100% cotton gauze with protective function	ZL 200620132920.X (China)	Utility Model	Granted

A medical dressing resists penetration and adhesion	ZL 200620132921.4 (China)	Utility Model	Granted

An ancillary fight code machine	ZL 200620017009.4 (China)	Utility Model	Granted

A safety medical gauze with detective device	ZL 200620014971.2 (China)	Utility Model	Granted

Wipes box	ZL 200630060318.5 (China)	Appearance design	Granted

Spunlace non-woven cloth with special coat and protective function	ZL 200620013845.5 (China)	Utility Model	Granted

A testing equipment for cloth	ZL 200820091990.4 (China)	Utility Model	Granted

Wound dressing	ZL 200820092733.2 (China)	Utility Model	Granted

Petrolatum dressing	ZL 200820105164.0 (China)	Utility Model	Granted

Product of and Method for hydrophobic 100% cotton non-woven cloth	ZL 200820093952.2 (China)	Utility Model	Granted

Packing device for medical dressing products	ZL 200820094531.1 (China)	Utility Model	Granted

Draw out wipes box	ZL 200520035670.3 (China)	Utility Model	Granted

Medical product box	ZL 200820207244.7 (China)	Utility Model	Granted

Embossed non-woven cloth	ZL 2008201397530 (China)	Utility Model	Granted

A care package	ZL 200820235800.1 (China)	Utility Model	Granted

A bondage	ZL 200920129524.5 (China)	Utility Model	Granted

A protective facemask	ZL 200920135220.X (China)	Utility Model	Granted

Disposable medical compound eye-protective face mask	ZL 03273570.7 (China)	Utility Model	Granted

Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	1-2007-501648 (Philippine)	Invention	Granted

Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	2007/7583 (South Africa)	Invention	Granted

Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	NG/C/2007/774 (Nigeria)	Invention	Granted

The Company has licensed from Jianquan Li, the Company’s CEO, President and Director, his rights under six patent and related technologies for nonwoven fabric manufacturing on a perpetual, worldwide royalty-free basis.  Below are the brief descriptions of these patent and patent applications:

Description of Patent licensed from Jianquan Li	Patent No.	Type	Status
Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	US 7049753 B2 (U.S.)	Invention	Granted

Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	05013515.1 (E.U.)	Invention	Granted

Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	2005118845 (Russia)	Invention	Granted

Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	200503941-7 (Singapore)	Invention	Granted

Method For Producing Spunlace Non-Woven Cloth, Method For Producing Spunlace Non-Woven Cloth With X-Ray Detectable Element, Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby	PA/a/2005/009218 (Mexico)	Invention	Granted

Spunlace Non-Woven Cloth With X-Ray Detectable Element Produced Thereby.  The Company added X-Ray detectable elements into the spunlace non-woven cloth so that it can be easily detected by X-ray, thereby avoiding leaving medical dressings in patient’s body
	ZL 200520055659.3 (China)	Utility Model	Granted

The Company also has registered the trademark for the word “Winner” in China, the United States, Canada, Singapore, Libya, Jordan, the United Arab Emirates, Saudi Arabia, Thailand, Yemen, Chile, Cambodia and Hong Kong, and this trademark has passed the registration application in the member countries of the Madrid Agreement such as Germany, France, Italy, Russia, Switzerland, Australia, and etc. The trademark of “PurCotton” has also passed the registration in China, Hong Kong, the United States, European Union, Japan, Australia, Barisal, South Africa, Philippine, Russia, Egypt, and etc. Other trademarks, including “Winwin”, “Winband” in English and Chinese, and “SoftTouch”, have also been registered by the Company.

In addition, the Company has registered thirty six domain names, including www.winnermedical.com (currently in use), www.purcotton.com.cn, www.winnersofttouch.com, www.winner-industries.com, www.winner-shenzhen.com, www.winner-shanghai.com, and www.winner-beijing.com, and etc.

Where appropriate for the Company’s business strategy, the Company will continue to take steps to protect its intellectual property rights.

The Company’s Research and Development Efforts

The Company spent approximately $1,663,000, $1,802,000, and $2,050,000 on research and development in fiscal years 2009, 2008 and 2007, respectively.

The Company’s research and development in 2009 was mainly focused on developing new finished PurCotton products for consumer use, and researching new coating technology for PurCotton products. Such coating technology will be applied on the production of PurCotton products to reduce the production cost and improve product quality.

PurCotton is a type of cotton products that is made of 100% cotton using nonwoven technology. As a natural product, it is environmentally friendly, reproducible, comfortable, non-allergenic and static-free.

With this new technology, the Company can produce environmentally friendly 100% cotton nonwoven at a lower cost. The Company’s new technology modifies the conventional manufacturing method of nonwoven cloth. The Company refined the production equipment and reduced the number of steps in making nonwoven cloth. As a result, the new technology allows the Company to minimize raw material waste, save production costs, and improve production efficiency.

The Company’s research and development activities adhere to strict procedures and utilize standardized processes. The Company is focused on further improving its core manufacturing technologies so that it can reduce waste and overall costs.

In addition, the Company uses advanced automatic equipment as part of its processing system, including folding machines, plastic absorbing machines and sterilization systems. These improvements not only reduce production costs, but also enable the Company to further diversify its product lines.

The Company’s Marketing Efforts

The Company’s products are sold in all major regions internally through a network of distributors, wholesalers, manufactures, whereby it provides each of its customers with a customized product that is then sold by such customer under its brand name, and manufacturers’ representatives. The Company’s major target markets are China, Japan, Europe and North and South America. In light of its existing production capacity constraints, the Company plans to meet the demands from international markets, and at the same time expand its sales to the Chinese market.

Since there are different requirements in different geographic markets, the Company has adopted marketing strategies that are market specific. For developed markets such as the U.S., Japan and the EU, the Company acts as supplier for its clients, providing each of them with a customized products in which the design, size, type and scale of the products is decided by its customers. This approach enables the Company to capitalize on its customers’ branding strengths and established market channels. In order to gain market share, the Company attempts to leverage its customers’ strong brand names, efficient distribution networks and market presence. The Company believes it is a better strategy for it to team up with large, well-known companies than to compete directly with them. Most of the Company’s sales in developed countries are conducted by direct marketing. In addition, the Company also conducts sales through third-party manufacturers’ representatives, who are compensated through payment of sales commissions.

In China and other developing countries, the Company sells its products under the “Winner” brand name. As the economies of China and other developing countries grow, the Company expected that there will be a significant increase in demand for medical products, including demand for the Company’s medical dressings and other medical disposable products. The Company believes its products are generally price-competitive with products from the U.S., Japan and the European countries. Competition can also come from local producers in the developing countries, but the Company attempts to compete with local manufacturers based on the quality of its products. Under these circumstances, the Company believes it has successfully established a reputation for its own brand based on low prices and high quality. The Company employs manufacturers’ representatives and actively participate in formal bid contracts organized by local governments and organizations. The Company believes it has built its brand reputation and market share in these markets and “Winner” has become a recognized brand in local hospitals, the home health care sector and retail markets in many developing countries.

Raw Materials

The Company depends on external suppliers for all of the raw materials it uses to produce its products. The principal raw materials used for the Company’s products are cotton, non-woven cloth and packaging materials, each of which it purchases from a limited number of suppliers. The Company’s major supplier of cotton, non-woven cloth and packaging materials are Louis Dreyfus Beijing Trading Co. Ltd. (China) and Sino Protection (HeFei) Sanitary Material Co., Ltd. (China). The Company’s purchases from individual suppliers were less than 5% of its total purchase amount in fiscal year 2009. The Company believes it is not over-reliant on any of these suppliers.

Given the importance of key raw materials to the Company’s business, the Company carefully manages its purchasing efforts and has established company policies involving raw material procurement. The cost of raw materials, excluding the semi-process materials purchased, amounts to almost 55% of the Company’s total production cost.

Supplier Management System

The Company has established a strict supplier management system to comprehensively assess suppliers on the basis of quality and improvement, purchasing cycles, management systems, price and delivery cycles. Suppliers are formally evaluated twice a year. The quality of the suppliers determines how much business they receive from the Company in subsequent months. The Company also hosts an annual suppliers’ conference, during which it communicates directly with its suppliers its needs and service level demands. The Company undertakes an open and transparent purchasing practice, which is well received by most suppliers.

Purchasing Procedures

Purchasing transactions are conducted in accordance with a procedure termed “inquiry-comparison-negotiation.” Potential suppliers make initial offers that are compared objectively according to relevant guidelines. After validation of the various suppliers’ service and quality capabilities, the Company acquires the needed materials from the supplier offering the highest quality product at a reasonable cost. The Company’s financial department establishes an oversight process by appointing individuals to conduct independent market research of key price points. The research findings are announced periodically. The Company’s auditing department and quality assurance department also provide oversight to assure that it strictly adheres to all purchasing procedures.

The Company’s Major Customers

The Company has customers in approximately 80 countries throughout the world, including Japan, Germany, the United States, Italy, the Netherlands, the United Kingdom, Australia, France, China, as well as countries in South America, Africa and the Middle East. Some of the Company’s customers are large-scale producers and distributors with well known brand names, while others are import and export firms or wholesalers with trade expertise and established sales channels. The Company has long-term relationships with most of its customers.

No customer, other than Sakai Shoten Co., Ltd. accounted for more than 10% of the Company’s revenues in fiscal year 2009. Sakai Shoten Co., Ltd. accounted for approximately 14.78% and 15.66% of the Company’s revenue in fiscal years 2009 and 2008, respectively. Sakai Shoten Co., Ltd. acts as a purchasing agent for a large number of ultimate consumers of the Company’s products in Japan. If the Company loses this customer and is unable to replace this customer with other customers that purchase a similar amount of its products, the Company’s revenues and net income may decline considerably.

The Company’s Competition

The Company is subject to intense competition. Some of the Company’s competitors have greater financial resources, larger staff and more established market recognition than the Company does in the domestic Chinese market and international markets. Increased competition in the medical disposable product market could put pressure on the price at which the Company sells its products, resulting in reduced profitability for the Company.

In the Company’s industry, the Company competes based on manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistics capabilities.

The Company’s competitors include medical dressing and other medical disposable product manufacturers around the world. Below is a list by geographic area of the companies that the Company views as its most significant competitors in the major markets in which it sells its products.

Competitors based in China

The Company’s competitors based in China primarily include: Shenzhen Aumei, Zhejiang Zhende Medical Dressing Co., Ltd., Jiangsu Province Jianerkang Medical Dressing Co., Ltd., and Qingdao Hartmann Medical Dressing Co., Ltd.

The Company’s China-based competitors tend to have lower labor costs, and the Company believes that their products are of lower quality and often lack diversity, and they are weak in brand building and management.

Competitors based in Asia (Outside of China)

Competitors based in this area mainly come from India and countries in Southeast Asia, such as Premier Enterprise and Sri Ram Products, whose main business is weaving.

These competitors lack of interconnected businesses, suppliers within the local industry; and they tend to have lower employee and management quality, as well as lower product quality.

Competitors based in Europe and North America

Competitors based in Europe and North America include: Bastos Viegas, S.A. (Portugal), Intergaz, S.R.O. (Czech Republic), and TZMO S.A. (Poland).

The Company’s competitors from Europe may have a geographic advantage in the EU market, but the Company believes they have less product diversity and higher production costs.

Regulation

The Company is subject to complex and stringent governmental laws and regulations relating to the manufacture and sale of medical dressings and medical disposables in China and in many other countries in which it sells its products. These laws and regulations in the major markets in which it competes are discussed further below. All of the regulatory laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable that could have a negative effect on the Company’s business and results of operations. See Item 1A. “Risk Factors — Risks Related to the Company’s Industry — the Company’s failure to comply with ongoing governmental regulations could impair its operations and reduce its market share.”

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

The Company’s business is regulated by a number of provincial authorities that license the production of, and register, products such as those the Company manufactures. Eight of the Company’s wholly-owned subsidiaries, which require licenses from these authorities, operate under current licenses.

Other Countries

In addition, since the Company sells its products in the international markets, its products are subject to regulations imposed by various governmental agencies in the markets where the Company’s products are sold. All of the Company’s products exported to European countries must have a CE certificate, CE-certification or CE Marking, which is a conformity marking consisting of the letters “CE”. The CE Marking applies to products regulated by certain European health, safety and environmental protection legislation. The CE Marking is obligatory for products it applies to and the manufacturer affixes the marking in order to be allowed to sell his products in the European market.

In Japan, the Company needs a Certificate of Foreign Manufacture from the Pharmaceuticals and Medical Devices Agency of Ministry of Health, Labor and Welfare of Japan in order to sell its products in the Japanese market. The Company has reached the applicable standards and obtained the required certificates in the Europe and Japan.

In the U.S., some of the Company’s products are considered medical devices. The FDA regulates the design, manufacture, distribution, quality standards and marketing of medical devices. Accordingly, the Company’s product development, testing, labeling, manufacturing processes and promotional activities for certain products that are considered medical devices are regulated extensively in the U.S. by the FDA. The FDA has given the Company clearance to market such products within the U.S.

Under the U.S. Federal Food, Drug, and Cosmetic Act, or “FFDCA”, medical devices are classified into one of three classifications, each of which is subject to different levels of regulatory control, with Class I being the least stringent and Class III being subject to most control. Class III devices, which are life supporting or life sustaining, or which are of substantial importance in preventing impairment of human health, are generally subject to a clinical evaluation program before receiving pre-market approval, or PMA, from the FDA for commercial distribution. Class II devices are subject in some cases to performance standards that are typically developed through the joint efforts of the FDA and manufacturers, but do not require clinical evaluation and pre-market approval by the FDA. Instead, these products require a pre-market notification to the FDA and in most cases a showing of substantial equivalence to an existing product under Section 510(k) of the FFDCA. Class I devices are subject only to general controls, such as labeling and record-keeping regulations, and are generally exempt from pre-market notification or approval under Section 510(k) of the FFDCA, although they are required to be listed with the FDA. The Company’s medical device products are generally considered Class I devices; therefore, they are exempt from pre-market notification or approval requirements. The Company has listed all of its relevant products with the FDA pursuant to the FFDAC.

If a 510(k) pre-market notification is required for a medical device, then such device cannot be commercially distributed until the FDA issues a letter of substantial equivalence, approving the sale of the product. Certain of the Company’s surgical face masks and sterilization pouches are subject to the 510(k) pre-market notification requirements. The Company has already received the necessary approvals from the FDA for such products.

The Company’s medical device products are also subject to the general labeling requirements under the FDA medical device labeling regulations. As of September 30, 2009, the Company has labeled all of its medical device products and was not subject of any enforcement action initiated by the FDA.

In addition, manufacturers of medical devices distributed in the U.S. are subject to various regulations, which include establishment registration, medical device listing, quality system regulation (QSR) and medical device reporting. Under FFDAC, any foreign establishment that manufactures, prepares, propagates, compounds or processes a medical device that is imported, or offered for import, into the U.S. is required to register its establishment with the FDA. In addition, any foreign establishment that engages in manufacturing, preparation, compounding, assembly or processing of a medical device intended for commercial distribution in the U.S. is required to list its devices with the FDA. The Company’s subsidiary Winner Shenzhen, which exports all its products, has registered its establishment with the FDA and has listed 31 medical and dental devices.

The Company’s manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of its medical device products. The QSR, among other things, requires maintenance of a device master record, device history record and complaint files. As of September 30, 2009, the Company was not the subject of any enforcement actions initiated by the FDA.

The Company is also required to report to the FDA if its products cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur. The FDA can require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can withdraw or limit the Company’s product approvals or clearances in the event of serious, unanticipated health or safety concerns. The Company may also be required to submit reports to the FDA of corrections and removals. As of September 30, 2009, the Company had not received any complaints that any of its products had contributed to a death or serious injury, or that they suffered any such malfunctions or defects.

The FDA has broad regulatory and enforcement powers. If the FDA determines that the Company has failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of the Company’s products, total or partial shutdown of production, withdrawal of approvals or clearances already granted and criminal prosecution. The FDA can also require the Company to repair, replace or refund the cost of devices that it manufactured or distributed. The Company’s failure to meet any of these requirements may cause the FDA to detain its products automatically when they are presented for entry into the U.S. If any of these events occur, it could create a material adverse impact on the Company. As of September 30, 2009, the Company was not the subject of any enforcement actions initiated by FDA.

The Company’s Employees

As of September 30, 2009, the Company employed approximately 4,459 full-time employees. The Company believes that it maintains a satisfactory working relationship with its employees and it has no significant labor disputes or any difficulty in recruiting staff for its operations.

As required by applicable Chinese law, the Company has entered into employment contracts with all of its officers, managers and employees.

The Company’s employees in China participate in a state pension scheme organized by the Chinese municipal and provincial governments. The Company is required to contribute to the scheme at rates ranging from 8% to 29% of the average monthly salary. The expenses related to this scheme were $626,606, $515,232, and $356,113 for fiscal years 2009, 2008 and 2007 respectively.

Item 1A. Risk Factors

You should carefully consider the following risks, as well as the other information contained in this annual report, before investing in the Company’s securities. If any of the following risks actually occurs, the Company’s business could be harmed. You should refer to the other information set forth or referred to in the Company’s annual report, including its consolidated financial statements and the related notes incorporated by reference herein.

RISKS RELATED TO THE COMPANY’S BUSINESS

The Company’s dependence upon international customers may impede its ability to supply products

During fiscal year 2009, approximately 83% of the Company’s products were sold internationally.  As a result, the Company is subject to risks associated with shipping products across borders, including shipping delay.  If the Company cannot deliver its products on a competitive and timely basis, its relationships with international customers may be damaged and its financial condition could be harmed.

The Company engages in international sales, which expose it to trade restrictions

As a result of the Company’s product sales in various geographic regions, the Company may be subject to the risks associated with customs duties, export quotas and other trade restrictions that could have a significant impact on its revenue and profitability.  While the Company has not encountered significant difficulties in connection with the sales of its products in international markets, the future imposition of, or significant increases in the level of, custom duties, export quotas or other trade restrictions could have an adverse effect on the Company.  Further, the Company cannot assure that the laws of foreign jurisdictions where it sells and seeks to sell its products afford similar or any protection of its intellectual property rights as may be available under U.S. laws.  The Company is directly impacted by the political, economic, military and other conditions in the countries where it sells or seeks to sell its products.

Expansion of the Company’s business may put added pressure on its management, financial resources and operational infrastructure, impeding the Company’s ability to meet any increased demand for its medical products and possibly impairing its operating results

The Company’s business plan is to significantly grow its operations to meet anticipated growth in demand for existing products, and by the introduction of new product offerings.  The Company’s planned growth includes the construction of several new production lines to be put into operation over the next five years.  Growth in the Company’s business may place a significant strain on its personnel, management, financial systems and other resources.  The Company may be unable to successfully and rapidly expand sales to potential customers in response to potentially increasing demand or control costs associated with its growth.

To accommodate any such growth and compete effectively, the Company may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage its employees, and such funding may not be available in sufficient quantities.  If the Company is not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, the Company’s operating results could suffer.

The Company relies on patent and trade secret laws that are complex and difficult to enforce

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain.  Issued patents or patents based on pending patent applications or any future patent applications may not exclude competitors or may not provide a competitive advantage to the Company.  In addition, patents issued or licensed to the Company may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents.  Furthermore, the Company cannot assure that its competitors have not developed or will not develop similar products, will not duplicate the Company’s products, or will not design around any patents issued to or licensed by the Company.

The Company depends on key personnel, and turnover of key employees and senior management could harm its business

The Company’s future business and results of operations depend in significant part upon the continued contributions of its key technical and senior management personnel, including Jianquan Li, Xiuyuan Fang, Jiagan Chen and Nianfu Huo, who hold the titles of CEO, President and Chairman, CFO and Vice President, Vice President of Project Management and Senior Vice President and Chairman of Supervisory Board, respectively.  They also depend in significant part upon the Company’s ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for its operations.  If the Company loses a key employee or if a key employee fails to perform in his or her current position, or if the Company is unable to attract and retain skilled employees as needed, the Company’s business could suffer.  Significant turnover in the Company’s senior management could significantly deplete the Company’s institutional knowledge held by its existing senior management team.  The Company depends on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of its business, any part of which could be harmed by further turnover.

The Company’s revenues are highly concentrated in a single customer and the Company’s business will be harmed if this customer reduces its orders from the Company

In fiscal year 2009, almost 14.78% of the Company’s business comes from just one customer, Sakai Shoten Co., Ltd, which acts as a purchasing agent for a large number of ultimate consumers of the Company’s products in Japan.  If the Company loses this customer and is unable to replace this customer with other customers that purchase a similar amount of the Company’s products, the Company’s revenues and net income would decline considerably.

The Company is subject to potential product liability claims for which it does not have insurance coverage

Defects in the Company’s products could subject to potential product liability claims that its products are ineffective or cause some harm to the human body.  The Company does not have product liability insurance.  Plaintiffs may advance claims that the Company’s products or actions resulted in some harm.  A successful claim brought against the Company could significantly harm its business and financial condition.

The Company may not be able to adequately finance the significant costs associated with the development of new medical products

The medical products in the medical dressings and medical disposables market change dramatically with new technological advancements.  The Company is currently conducting research and development on a number of new products, which require a substantial outlay of capital.  To remain competitive, the Company must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products.  These costs may increase, resulting in greater fixed costs and operating expenses.

In addition to research and development costs, the Company could be required to expend substantial funds for and commit significant resources to the following:

•	additional engineering and other technical personnel;
•	advanced design, production and test equipment;
•	manufacturing services that meet changing customer needs;
•	technological changes in manufacturing processes; and
•	manufacturing capacity.

The Company’s future operating results will depend to a significant extent on its ability to continue to provide new products that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party suppliers and technologies.  The Company will need to sufficiently increase its net sales to offset these increased costs, the failure of which would negatively affect the Company’s operating results.

The current global financial crisis may have a negative impact on the Company’s business and financial condition, especially on the market acceptance of the Company’s new PurCotton products

The current worldwide economic crisis has created significant reductions in available capital and liquidity from banks and other providers of credit, which may adversely affect the Company’s customers’ ability to buy the Company’s new PurCotton products and fulfill their obligations to the Company.  Additionally, many of the effects and consequences of the current global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s customers' or the Company’s own liquidity and capital resources, or otherwise negatively impact the Company’s business and financial results.

The Company’s PurCotton products may be adversely affected by price reductions of raw materials of the Company’s competitive products

Markets for all of the Company’s products, especially the Company’s PurCotton products, are extremely competitive. The Company competes based upon a variety of factors, including cost of production and raw materials.  It is possible that the Company’s competitors have lowered their cost of production due to price decrease in rayon and polyester and engage in price competition through aggressive pricing policies to secure a greater market share to the Company’s detriment.  The Company’s PurCotton business may be adversely affected by competition, and the Company may not be able to maintain its profitability if the competitive environment worsens.

In order to grow at the pace expected by management, the Company will require additional capital to support its long-term business plan. If the Company is unable to obtain additional capital in future years, it may be unable to proceed with its long-term business plan and the Company may be forced to curtail or cease its operations

The Company will require additional working capital to support its long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. The Company’s working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with its customers. The Company may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to the Company’s earnings per share or the issuance of securities with rights superior to the Company’s current outstanding securities. In addition, the Company may grant registration rights to investors purchasing its equity or debt securities in the future. If the Company is unable to raise additional financing, it may be unable to implement its long-term business plan, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force the Company to substantially curtail or cease operations.

The Company may be exposed to potential risks relating to its internal controls over financial reporting and its ability to have those controls attested to by its independent auditors

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the companies’ internal controls over financial reporting in their annual reports, including Form 10-K.  These requirements first applied to the Company in connection with the Report for the fiscal year ended September 30, 2009. Management’s report on internal control over financial reporting is set out in Item 9A “Controls and Procedures.” of the 2009 Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. The Company can provide no assurance that it will be able to comply with all of the requirements imposed thereby.  The requirement for the auditor’s attestation in connection with the Report will be effected to the Company for the fiscal year ended September 30, 2010. There can be no assurance that the Company will receive a positive attestation from its independent auditors.  If significant deficiencies or material weaknesses in the Company’s internal controls are identified, the Company may not be able to remediate in a timely manner. In such case, investors and others may lose confidence in the reliability of the Company’s financial statements.

The Company’s holding company structure and Chinese accounting standards and regulations may limit the payment of dividends

The Company has no direct business operations other than ownership of its subsidiaries.  While the Company has no current intention of paying dividends, should it decide in the future to do so, as a holding company, its ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from its operating subsidiaries and other holdings and investments.  In addition, the Company’s operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to the Company, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below.  If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.  The Company’s subsidiaries in China are required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds.  Currently, the Company’s subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends.  If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, the Company will be unable to pay any dividends.

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange(SAFE) or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. The Company is reviewing the procedures for such SAFE registration.  If the Company or its Chinese domestic directors or employees fail to comply with these regulations, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

RISKS RELATED TO THE COMPANY’S INDUSTRY

The Company may not be able to maintain or improve its competitive position because of strong competition in the medical dressing and medical disposable industry, and the Company expects this competition to continue to intensify

The medical dressing and medical disposable industry is highly competitive.  The Company faces competition from medical dressing and medical disposable manufacturers around the world.  Some of the Company’s international competitors are larger than the Company and possess greater name recognition, assets, personnel, sales and financial resources.  These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to the Company’s products and services and may be able to more effectively market their products than the Company can because they have significantly greater financial, technical and marketing resources than the Company does.  They may also be able to devote greater resources than the Company can to the development, promotion and sale of their products.  Increased competition could require the Company to reduce its prices, resulting in fewer customer orders, and loss of market share.  The Company cannot assure that it will be able to distinguish itself in a competitive market.  To the extent that the Company is unable to successfully compete against existing and future competitors, the Company’s business, operating results and financial condition would face material adverse effects.

Cost containment measures that are prevalent in the healthcare industry may result in lower margins

The health care market accounts for most of the demand for medical disposables products.  The health care market was typified in recent years by strict cost containment measures imposed by governmental agencies, private insurers and other “third party” payers of medical costs.  In response to these economic pressures, virtually all segments of the health care market have become extremely cost sensitive and in many cases hospitals and other health care providers have become affiliated with purchasing consortiums that obtain large quantities of needed products and thus can sell at much lower cost.  These factors in combination have hindered suppliers and manufacturers like the Company who may not be able to supply the large quantities sought by the purchasing consortiums or who are unable to respond to the need for lower product pricing.

The Company’s failure to comply with ongoing governmental regulations could impair its operations and reduce its market share

In China, medical sanitary materials and dressings, including medical gauzes, absorbent cottons, bandages and disposable surgical suits, are supervised as medical devices and are administered by the Department of Medical Device of State Drug Administration of China.  The technology and specifications of these types of products must conform to and comply with Regulations for the Supervision and Administration of Medical Devices of China and the relevant Chinese laws and standards.  In addition, since the Company sells its products in the international markets, its products are subject to regulations imposed by various governmental agencies in the markets where its products are sold.  For example, certain of the Company’s products exported to the U.S. must be listed with FDA.  All the Company’s products exported to EU countries must have the CE certificate.  The Company also needs a Certificate of Foreign Manufacture for the Japanese market.  These layers of regulation cause delays in the distribution of the Company’s products and may require the Company to incur operating costs resulting from the need to obtain approvals and clearances from regulators.  As to date, the Company has reached the applicable standards and obtained the required certificates in the markets mentioned above.

The Company’s margins are reduced when it sells its products to customers through a buying group

A trend in the Company’s industry is the use of buying groups by customers.  These buying groups aggregate the demand of several different customers and then buy products in bulk at lower prices than any of the customers would be able to obtain individually.  The Company has only limited production capacity.  This makes it difficult for the Company to meet the often large demand for its products from buying groups that represent overseas customers in developed countries.  A single order of one kind of product from a top 500 multinational buyer could require the full manufacturing capacity of one of the Company’s plants.  Although the Company has expanded its manufacturing capacity, its capacity is still not large enough to meet the demands of these clients.  As a result, the Company may lose business to other manufacturers of its products who have more manufacturing capacity than the Company does.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm the Company and its operational results

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the Chinese government could change these economic reforms or any of the legal systems at any time.  This has an unknown effect on the Company’s operations and profitability.  Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways.  As a result of these differences, the Company may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

The Company’s business is largely subject to the uncertain legal environment in China and your ability to legally protect your investment could be limited

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  In addition, all of the Company’s executive officers and its directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S.  As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against the Company or any of these persons.

The Chinese government exerts substantial influence over the manner in which the Company must conduct its business activities

China has only recently permitted provincial and local economic autonomy and private economic activities.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  The Company’s ability to operate in China may be harmed by changes in its economic policies and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  The Company believes that its operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on the Company’s part to ensure compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require the Company to divest itself of any interest the Company then holds in Chinese properties or joint ventures.

Future inflation in China may inhibit the Company’s activity to conduct business in China

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation.  These factors have led to the adoption by Chinese government, from time to time, of various austerity measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for the Company’s products.

Restrictions on currency exchange may limit the Company’s ability to receive and use its revenues effectively

The majority of the Company’s revenues will be settled in Renminbi, U.S. dollars, and Euro, and any future restrictions on currency exchanges may limit the Company’s ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business.  In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  The Company cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of the Company’s securities will be affected by the foreign exchange rate between other currencies and Renminbi

The value of the Company’s common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which the Company’s sales may be denominated, such as Euro, British pound, Australian dollars, and etc.  For example, to the extent that the Company needs to convert U.S. dollars into Renminbi for its operational needs and should the Renminbi appreciate against the U.S. dollar at that time, the Company’s financial position, the business of the Company, and the price of the Company’s common stock may be harmed.  Conversely, if the Company decides to convert its Renminbi into U.S. dollars for the purpose of declaring dividends on its common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Company’s earnings from its subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR THE COMPANY’S STOCK

The Company’s common stock is quoted on The New York Stock Exchange AMEX, which may have an unfavorable impact on the Company’s stock price and liquidity

The Company’s common stock is quoted on The New York Stock Exchange AMEX under the symbol “WWIN”.  The New York Stock Exchange AMEX is a more limited market than the New York Stock Exchange or NASDAQ Stock Market.  The quotation of the Company’s shares on The New York Stock Exchange AMEX may result in a less liquid market available for existing and potential stockholders to trade shares of the Company’s common stock, could depress the trading price of the Company’s common stock and could have a long-term adverse impact on the Company’s ability to raise capital in the future.

The Company is subject to penny stock regulations and restrictions

The SEC has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of November 23, 2009, the closing price for the Company’s common stock was $5.05 but it has fluctuated around $5.00.  It the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.”  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors”, generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses.  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

There can be no assurance that the Company’s common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if the Company’s common stock were exempt from the Penny Stock Rule, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain of the Company’s stockholders hold a significant percentage of the Company’s outstanding voting securities

Mr. Jianquan Li and his wife Ping Tse own 80.68% of the Company’s outstanding voting securities.  As a result, they possess significant influence, giving them the ability, among other things, to elect a majority of the Company’s Board of Directors and to authorize or prevent proposed significant corporate transactions.  Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Certain provisions of the Company’s Articles of Incorporation may make it more difficult for a third party to effect a change- in-control

The Company’s Articles of Incorporation authorizes the Board of Directors to issue up to 2,500,000 shares of preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.  These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  The issuance of any preferred stock could diminish the rights of holders of the Company’s common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict the Company’s ability to merge with, or sell assets to, a third party.  The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the Company’s stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

All land in China is owned by the government. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. The Company currently has land use rights to approximately 888,938 square meters in various parts of China, with total book value of approximately $4,835,796. All fees for acquiring such land use rights have been paid off as of September 30, 2009. The Company also has approximately 330,064 squares meters of structure in China, with total book value of approximately $23,813,258. Approximately 295,188 square meters of the Company’s lands and 36,397 square meters of structure are subject to mortgages.

The following table summarizes main land the Company owned as of September 30, 2009.

Winner Medical Subsidiaries	Location	Land Size (Square Meters)	Net Book Value (in US $)
Winner Medical & Textile Ltd. Jingmen	Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province , China	40,542	41,469
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	564,742	2,480,634
Winner Medical & Textile Ltd. Yichang	No. 20 Jiangxia Avenue, Jiangkou Town, Zhijiang City, Hubei Province, China	24,448	105,916
Winner Medical & Textile Ltd. Chongyang	Qingshan Park, Chongyang County, Hubei Province, China	73,268	8,671
Winner Medical & Textile Ltd. Jiayu	No. 172 Phoenix Avenue, Yuyue Town, Jiayu County, Hubei Province, China	34,167	13,505
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	29,064	1,037,432
Hubei Winner Textiles Co., Ltd.	No. 47 South Road of Jianshe, Yuekou Town, Tianmen City, Hubei Province. China	122,707	1,148,169
Total		888,938	4,835,796

The following table summarizes the Company’s main structures it owned as of September 30, 2009.

Winner Medical Subsidiaries	Location	Structure Size (Square Meters)	Net Book Value (in US $)
Winner Medical & Textile Ltd. Jingmen	Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province , China	19,897	2,216,164
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	67,400	9,117,837
Winner Medical & Textile Ltd. Yichang	No. 20 Jiangxia Avenue, Jiangkou Town, Zhijiang City, Hubei Province, China	15,154	685,037
Winner Medical & Textile Ltd. Chongyang	Qingshan Park, Chongyang County, Hubei Province, China	74,097	3,212,983
Winner Medical & Textile Ltd. Jiayu	No. 172 Phoenix Avenue, Yuyue Town, Jiayu County, Hubei Province, China	20,700	1,162,012
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	36,397	4,752,263
Hubei Winner Textiles Co., Ltd.	No. 47 South Road of Jianshe, Yuekou Town, Tianmen City, Hubei Province. China	96,419	2,666,962
Total		330,064	23,813,258

The following table summarizes the Company’s properties that are subject to mortgages as of September 30, 2009.

Mortgagor/Borrower	Location	Mortgagee/Lender Bank	Land Subject to Mortgage （sq. m）	Structure Subject to Mortgage （sq. m）
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	China Merchants Bank, Shenzhen Branch	-	18,808
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	Shenzhen Industrial and Commercial Bank of China	-	17,589
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	Huanggang Industrial and Commercial Bank of China	295,188	-
Total			295,188	36,397

The Company entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters, approximately 140 acres, of land which it plans to dedicate primarily to the construction of 100% cotton spunlace nonwoven fabric production facilities. The land use right certificate for 295,188 square meters, approximately 73 acres, of this land was issued to the Company in November 2005. The land use right certificate for 269,554 square meters, approximately 63 acres, of this land was issued to the Company in July 2007. As of September 30, 2009, the total investment for this project is approximately $26.43 million, which includes $2.48 million in land, $9.12 million in facilities and $14.09 million in equipment, $0.74 million in other aspects. Funds for this project were raised in the equity market and through bank loans.

The Company believes that all its land and structures have been adequately maintained, are generally in good condition, and are suitable and adequate for its business. The Company believes that the new facility under construction and the expected land use rights to additional land will be sufficient for its expansion efforts.

Some of the Company’s properties are leased from third parties. In most cases, the leased properties are dormitories or small operating spaces. In the remaining cases, the leased properties include manufacturing facilities and the use the Company is making of the land is in compliance with the relevant government authority’s land use planning. In a few cases, the lessers were unable to provide copies of documentation evidencing their rights to use the property leased to the Company. In the event of any future dispute over the ownership of the leased properties, the Company believes it could easily and quickly find replacement premises and dormitories so that the operations would not be affected.

Item 3. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

The Company is currently not aware of any such legal proceedings or claims that it believes it will have a material adverse affect on its business, financial condition or operating results.

To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent, 5%, of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted under the symbol “WWIN” on the New York Stock Exchange AMEX since October 8, 2009. The CUSIP number is 97476P204.

During 2005, the Company filed a request with NASD Regulation Inc. for clearance of quotations on the OTC Bulletin Board or OTCBB under Subsection (a)(5) of Rule 15c2-11 of the Securities Exchange Act of 1934. A clearance letter was issued to the Company on April 27, 2005 and the Company was issued a trading symbol “LVRC.OB.” As a result of a 1:1,500 reverse split of the Company’s common stock that became effective on October 26, 2005, the Company’s trading symbol on the OTC Bulletin Board was changed from “LVRC.OB” to “LVGC.OB.” On March 6, 2006, in connection with the Company’s name change from Las Vegas Resorts Corporation to Winner Medical Group Inc., the Company’s trading symbol was changed from “LVGC.OB” to “WMDG.OB.” As a result of a 1:2 reverse split of the Company’s common stock that became effective on October 6, 2009, the Company’s trading symbol changed from “WMDG.OB” to “WWIN.OB”. Effective on October 8, 2009, the Company’s trading symbol changed from “WWIN.OB” to “WWIN” as a result of its common stocks having been traded on New York Stock Exchange AMEX. The following table sets forth, for the periods indicated, the high and low close prices for the Company’s common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2008 – First quarter (10/1/07 to 12/31/07) *	$4.6	$2.8
Fiscal 2008 – Second quarter (1/1/08 to 3/31/08) *	$3.9	$2.4
Fiscal 2008 – Third quarter (4/1/08 to 6/30/08) *	$3.4	$2.1
Fiscal 2008 – Fourth quarter (7/1/08 to 9/30/08) *	$2.2	$1.02
Fiscal 2009 – First quarter (10/1/08 to 12/31/08) *	$2.0	$0.4
Fiscal 2009 – Second quarter (1/1/09 to 3/31/09) *	$2.0	$0.8
Fiscal 2009 – Third quarter (4/1/09 to 6/30/09) *	$2.8	$1.4
Fiscal 2009 – Fourth quarter (7/1/09 to 9/30/09) *	$4.9	$2.4

* One-for-two reverse stock split became effective on October 6, 2009, which automatically converted two shares of the Company's common stock into one share of common stock. The share prices are adjusted on post split basis.

Reports to Stockholders

The Company plans to furnish its stockholders with an annual report for each fiscal year ending September 30 containing financial statements audited by its independent certified public accountants. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Approximate Number of Holders of the Company’s Common Stock

On September 30, 2009, there were approximately 1,446 stockholders of record of the Company’s common stock.

Dividend Policy

Other than the dividends declared or paid by the Company’s subsidiary Winner Group Limited and the reverse stock split effected before the reverse acquisition transaction, the Company has never declared dividends or paid cash dividends.  The Company’s board of directors will make any decisions regarding dividends.  The Company currently intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The selected consolidated statement of income and comprehensive income data for the years ended September 30, 2009, 2008 and 2007 and the selected balance sheet data as of September 30, 2009, and 2008 are derived from the Company’s audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the year ended September 30, 2006 and 2005 are derived from the Company’s audited consolidated financial statements not included in this report, and the selected balance sheet data as of September 30, 2007, 2006 and 2005 is derived from the Company’s audited consolidated financial statements not included in this report.

 The following selected historical financial information should be read in conjunction with the Company’s consolidated financial statements and related notes and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended September 30,
	2005	2006	2007	2008	2009
Statement of operations data:
Sales Revenues:	$58,357,129	$63,873,058	$70,280,960	$85,505,762	$98,385,603

Cost of Sales	42,059,663	46,335,354	52,869,597	64,086,581	70,444,383

Gross profit	16,297,466	17,537,704	17,411,363	21,419,181	27,941,220

Expenses:
Administrative expenses	3,536,218	5,645,380	5,535,369	8,138,438	10,721,020
Amortization and depreciation	448,787	726,816	663,095	1,106,572	1,774,893
Other operating expenses	3,085,624	4,866,985	4,858,607	6,945,890	8,715,421
Provision for doubtful debt	1,807	25,789	13,667	85,976	230,706
Selling expenses	5,294,557	5,689,627	6,423,815	6,299,101	6,153,111

Total expenses	8,830,775	11,335,006	11,959,184	14,437,539	16,874,131

Income before taxes	8,362,388	6,326,690	5,662,391	5,563,166	11,421,176
Income taxes	446,146	516,635	-15,015	591,118	2,358,093

Net income	7,892,670	5,829,294	5,624,854	5,066,295	9,128,574

Pre - tax Income per common share	$0.43	$0.27	$0.25	$0.23	$0.41

Earnings per share — basic and diluted	$0.43	$0.27	$0.25	$0.23	$0.41

Weighted average number of shares outstanding — basic	18,495,642	21,526,695	22,338,675	22,363,675	22,363,675
—diluted	18,495,642	21,530,862	22,338,675	22,510,962	22,403,237

Cash dividend declared per common share	0.05	-	-	-	-

Cash flows data:
Net cash flows provided by/used in operating activities	$4,340,346	$10,272,612	$7,662,424	$9,644,401	$14,688,351
Net cash flows provided by/used in investing activities	-3,089,900	-13,676,919	-12,246,855	-11,084,844	-3,281,369
Net cash flows provided by/used in financing activities	-268,782	5,046,022	6,295,377	958,553	-8,426,513

	September 30,
	2005	2006	2007	2008	2009
Balance sheet data:
Cash and cash equivalents	$2,650,867	$4,319,579	$6,377,488	$6,462,505	$9,493,026
Working capital	7,160,711	15,285,070	12,379,247	12,370,246	23,023,033
Total assets	54,223,425	67,171,711	85,121,335	101,918,091	100,936,009

Total current liabilities	18,667,138	14,735,036	24,085,690	28,966,069	18,679,691
Total long term liabilities	37,271	21,707	22,857	41,965	41,899
Total liabilities	18,704,409	14,756,743	24,108,547	29,008,034	18,721,590

Total stockholders’ equity	34,354,830	52,265,472	60,821,657	72,761,751	82,131,604

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following analysis discusses changes in the financial condition and results of operations at and for the year September 30, 2009 and 2008, and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included elsewhere in this Report.

The Company’s History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. From July 1993 until late 2005, the Company’s immediate predecessor, Las Vegas Resorts Corporation, and its predecessors had no meaningful business operations.

On December 16, 2005, Winner Medical Group Inc. and Winner Group Limited entered into a share exchange agreement pursuant to which the stockholders of Winner Group Limited were issued 42,280,840 shares of Winner Medical Group Inc. common stock in exchange for all 1,143,000 shares of Winner Group Limited that were issued and outstanding as of December 16, 2005. In connection with the acquisition transaction, Winner Group Limited became the Company’s wholly-owned subsidiary. Even though, from a legal perspective, Winner Medical Group Inc. was the acquirer in this transaction, Winner Group Limited is treated the acquirer from an accounting perspective. On October 6, 2009, the Company’s board of directors has approved a 1-for -2 reverse stock split of its issued and outstanding common shares and authorized shares.  42,280,840 shares had been restated to 21,140,420 shares in the Company’s financial statements. Upon effectiveness of the reverses stock split, the outstanding and issued shares were approximately 22,363,675 shares, before rounding up of fractional shares.

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

The Company’s board of directors decided it was in its best interest to transfer all the business operations of the Company’s subsidiary Winner Medical & Textile Ltd. Zhuhai, “Winner Zhuhai”, to Winner Industrial (Shenzhen) Co. Ltd. and Winner Medical & Textile Ltd. Jingmen. On February 1, 2008, the Company stopped all the business operations of Winner Zhuhai and filed for the deregistration of Winner Zhuhai with various government authorities in the PRC. As of September 30, 2009, Winner Zhuhai received approvals from various government authorities in the PRC regarding its application for deregistration, except the relevant tax bureau clearance is still on-going.

In October 2008, in order to execute a change of the Company’s marketing strategy in the Middle East Countries, the board of directors of Winner Medical Jordan Ltd., “Winner Jordan”, decided to deregister Winner Jordan. Instead, the Company appointed marketing agents in Jordan for its business in Middle East. The total investment previously put into Winner Jordan was $185,000, representing a 35% ownership of Winner Jordan. There was no operation in Winner Jordan since its establishment in May 2007. The total loss from Winner Jordan, mainly representing the setting-up expense, since its date of incorporation attributable to the Company is approximately US$43,000.

In April 2009, the board of directors of Winner Industries (Shenzhen) Co., Ltd., a wholly-owned subsidiary of the Company, decided to establish a joint venture with Chengdu Likang Industries Co., Ltd. The new joint venture company, Chengdu Winner Likang Medical Appliances Company Limited, has a registered capital of RMB 5 million, or approximately $0.73 million; the total investment from Winner Industries (Shenzhen) Co., Ltd. is RMB 2.45 million, or approximately $0.36 million. Chengdu Winner Likang Medical Appliances Company Limited is 51% owned by Chengdu Likang Industries Co., Ltd., and 49% by Winner Industries (Shenzhen) Co., Ltd.  Chengdu Winner Likang Medical Appliances Company Limited will be engaged in the business of manufacturing and sales of “Winner” brand products to hospitals in Western China, and is expected to begin its operation in the near future.

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

Also affecting the Company’s industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may result in restrictions on these products under environmental protection regulations which may negatively affect sales of these products. Moreover, such materials are non-biodegradable and exploit petroleum, a non-renewable energy resource. The Company believes this trend will benefit the Company in competing with its competitors because its new PurCotton products are primarily made of natural cotton, which is an environmentally friendly raw material, and the Company’s new nonwoven fabric manufacturing capabilities enables it to make new products with natural cotton at lower costs. The Company believes PurCotton products are a medium- to long-term growth contributor to its revenue, because they can be applied to the medical industry as well as to other consumer products.

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

The Company’s strategy against current economic crisis

Due to the current economic crisis, the prices of all raw materials such as petroleum and cotton decreased; as a result, some of the Company’s customers requested the Company to decrease the prices for most of its product lines. Following is the Company’s strategy to address this challenge:

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

- Purchase price decreases across the raw materials from the Company’s suppliers. The Company tries its best efforts to maintain good relationships with its major suppliers and obtain as much lower prices as possible.

- Control administrative expense. The Company will continue to optimize the Enterprise Resources Planning, “ERP”, software provided by Systems Applications and Products Company, “SAP”, which enables the Company to reduce its administrative staff, and thus lower its administrative expenses.

- Optimize resource allocation. The Company aims to reduce production costs and administrative and transportation expenses and optimize resource allocation. For instance, due to the limited production and operational area, the Company’s wholly-owned subsidiary, Winner Medical & Textile Ltd. Zhuhai, “Winner Zhuhai”, is not cost effective to further expand its production of certain types of gauze products. To solve this inefficiency of resource utilization, the Company transferred production to Winner Industrial (Shenzhen) Co. Ltd., “Winner Shenzhen,” and Winner Medical & Textile Ltd. Jingmen, “Winner Jingmen”. Zhuhai is now in the final stage of deregistration and there was no production at all during the year.

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

Results of Operations

Comparison for the Year Ended September 30, 2009 and 2008

The following sets forth certain of the Company’s income statement information for the years ended September 30, 2009 and 2008.

(All amounts, other than percentages, in thousand of U.S. dollars)

	YEAR ENDED 9/30/09		YEAR ENDED 9/30/08
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$98,386	100.00%	$85,506	100.00%	$12,880	15.06%
Costs of Goods Sold	$70,444	71.60%	$64,087	74.95%	$6,357	9.92%
Gross profit	27,941	28.40%	21,419	25.05%	6,522	30.45%
Other Operating Income, Net (1)	$1,411	1.43%	$416	0.48%	$995	239.18%
Exchange Difference, Net	$-1,055	-1.07%	$-1,378	-1.61%	$323	-23.44%
Selling, general and administrative expenses	$16,874	17.15%	$14,438	16.88%	$2,436	16.87%
Interest Expense	$459	0.47%	$591	0.69%	$-132	-22.34%
Interest Income	$69	0.07%	$41	0.05%	$28	68.29%
Investment yields	$388	0.39%	$93	0.11%	$295	317.20%
Income tax	$2,358	2.39%	$591	0.69%	$1,767	298.98%
Minority interest	$65	0.07%	$94	0.11%	$-29	-30.85%
Net income	$9,129	9.28%	$5,066	5.93%	$4,063	80.20%
(1) Other operating income, net are mainly consists of incomes from the sales of unused raw materials, sales of leftover materials, and the government subsidies.

Segment Information

In fiscal 2009, the Company’s operations were conducted in two operating segments. The Company’s operating decisions, on-site management, internal reporting and performance assessments are conducted within each of the following two identified segments:

•	Traditional Products (Medical Care, Wound Care, Home Care)
•	PurCotton Products

The following table summarizes the operating results for fiscal years 2009 and 2008 by segment.
(All amounts, other than percentages, in thousand of U.S. dollars)
	Traditional Products (Medical Care, Wound Care, Home Care)		PurCotton Products		Consolidated
Item	2009	2008	2009	2008	2009	2008
Revenue	92,917	84,147	5,468	1,359	98,386	85,506
Gross Profit	26,490	21,324	1,452	95	27,941	21,419
Income from Operations Before Taxes	11,486	6,760	(65)	(1,197)	11,421	5,563
Net (loss) income	8,931	6,263	198	(1,197)	9,129	5,066

The following table illustrates the sales revenues from the Company’s business segments for the years ended September 30, 2009 and 2008. The table also provides the percentage of total revenues represented by each listed product type.

 (All amounts, other than percentages, in thousand of U.S. dollars)
	Year Ended on 9/30/09 in Thousand	As a Percentage of Total Revenues	Year Ended on 9/30/08 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change
Traditional Products (Medical care, Wound care, and Home Care)	$92,917	94.44%	$84,147	98.41%	$8,770	10.42%
PurCotton Products	$5,468	5.56%	1,359	1.59%	$4,109	302.35%
Total	$98,386	100.00%	$85,506	100.00%	$12,880	15.06%

Traditional Products Business Segment

Sales revenue from traditional products increased $8,770,000 or 10.42%, to $92,917,000 for the year ended September 30, 2009 from $84,147,000 for the year ended September 30, 2008. This increase was mainly attributable to an increased volume of large sales orders from North and South American customers. The Company has been gradually shifting its resources and services to larger clients. As a result, the Company expects revenue from these significant customers will increase in the future.

PurCotton Products Business Segment

During fiscal year 2009, revenue from PurCotton products increased $4,109,000, or 302.35%, to an amount of $5,468,000 for the year ended September 30, 2009 from $1,359,000 for the year ended on September 30, 2008. Such sales were mainly from the selling of PurCotton jumbo rolls to customers in China, the U.S., Europe and Japan who produce consumer products, including sanitary and incontinence products. The Company is also processing orders of PurCotton finished medical products, such as operation room towel and sponges, with customers in North America and Europe. As of September 30, 2009, the first two PurCotton manufacturing lines are producing in full capacity. Compared to the third quarter, the third manufacturing line has completed testing and started production. In August 2009, the Company entered into a contract with a machine producer in China to purchase new machineries for the fourth production line, these machineries are expected to start production in the second quarter of 2010.

Looking forward, the Company is marketing its own branded PurCotton consumer products such as sanitary products and home care products in China. The Company is confident in its mid to long-term growth potential and believes steady progress has been made to expand the net sales.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which the Company sells its products for the years ended September 30, 2009 and 2008. The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Year Ended on 9/30/09 in Thousand	As a Percentage of Total Revenues	Year Ended on 9/30/08 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change

Europe	39,599	40.25%	40,582	47.46%	-983	-2.42%

Japan	17,607	17.90%	16,340	19.11%	1,267	7.75%

North and South America	18,824	19.13%	12,403	14.51%	6,421	51.77%

China	16,602	16.87%	10,963	12.82%	5,639	51.44%

Other	5,753	5.85%	5,217	6.10%	536	10.27%

Total	98,386	100.00%	85,506	100.00%	12,880	15.06%

Sales Revenue

Sales revenue increased $12,880,000, or 15.06%, to $98,386,000 for the year ended September 30, 2009 from $85,506,000 for the year ended on September 30, 2008. This increase was mainly attributable to an increased volume of large sales orders from North and South American customers, Chinese customers, as well as increased sales of PurCotton products. The Company has been gradually shifting its resources and services to larger clients. As a result, the Company expects revenue from these significant customers will increase in the future. The sales revenue to North and South America customers was $18,824,000 for the year ended September 30, 2009, an increase of 51.77% compared to the same period last year.

The net sales to customers in China were $16,602,000 for the years ended September 30, 2009, an increase of 51.44% compared to the same period last year. The Company’s own branded products in China are distributed through hospitals, distributors, and drugstore chains. The Company put great effort in its brand building in China, and its brand is well accepted by its clients and end customers. In April 2009, “Winner” was recognized by the Trademark Office of the Chinese State Administration for Industry and Commerce as a Well-known trademark. The increase of sales in China is also due to the increased demand for face mask and protective gown as a result of swine flu in China.

Other Operating Income, Net

The Company’s other operating income, net, for the year ended September 30, 2009, increased $995,000 to $1,411,000, from $416,000 for the year ended September 30, 2008. Other operating income, net mainly consists of income from unused raw materials, sales of leftover materials, and government subsidies, which are incentives awarded by the PRC local government to the Company. The increase was mainly attributable to the increased sales of leftover materials and government subsidies.

Exchange Difference, Net

The Company’s exchange difference, net, for the year ended September 30, 2009, decreased by $323,000 to a loss of $1,055,000, from a loss of $1,378,000 for the year ended September 30, 2008. The decrease of exchange losses is mainly due to the decreased foreign currency exchange losses recognized from October to December 2008 compared with the same period last year. After its customers placed orders with the Company at an agreed selling price in Euro and US Dollar, the Renminbi (RMB) appreciated against the Euro and US Dollar; as a result, the Company suffered a foreign currency exchange loss on the actual payment date. On December 31, 2008 and 2007, the exchange rates of RMB against Euro were 9.6590 and 10.6669 respectively; the appreciation of RMB against Euro was 10.43%. The exchange rates of RMB against US dollar were 6.8346 and 7.3046 respectively; the appreciation of RMB against US dollar was 6.88% From January to September 2009, the Renminbi (RMB) was relatively stable against foreign currency exchange rate compared with the same period last year.

Cost of Goods Sold

The Company’s cost of goods sold increased $6,357,000 to $70,444,000 for the year ended September 30, 2009 from $64,087,000 for the year ended September 30, 2008. As a percentage of net revenues, the cost of goods sold decreased 3.35% to 71.60% for the year ended September 30, 2009 from 74.95% for the year ended September 30, 2008. The decrease as percentage of revenue was mainly attributable to the unit product cost decrease as a result of the improvement of the Company’s cost control and lean production management that increased production efficiency and reduced production waste.

Gross Profits

The Company’s gross profit increased $6,522,000 to $27,941,000 for the year ended September 30, 2009 from $21,419,000 for the year ended September 30, 2008. Gross profit as a percentage of net revenues was 28.40% for the year ended September 30, 2009, as compared to 25.05% for the year ended September 30, 2008. The increase in gross profit as a percentage of net revenue was mainly due to (1) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, (2) the tax rebate rate for exports increased by two percent, and (3) the PurCotton products start making profit during the month of June 2009 compared to losses from these products during the same period last year.

The following table illustrates the gross profits from each product types for the years ended September 30, 2009 and 2008. The table also provides the percentage of total gross profits represented by each product type.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Year Ended on 9/30/09 in Thousand	Gross Margin	Year Ended on 9/30/08 in Thousand	Gross Margin	Amount Change in Thousand	As a Percentage Change
Traditional Products (Medical care, Wound care, and Home Care)	$26,489	28.51%	$21,324	25.34%	$5,165	24.22%
PurCotton Products	$1,452	26.55%	95	6.99%	$1,357	1428.42%

Consolidated Total	$27, 941	28.40%	$21,419	25.05%	$6,522	30.45%

The gross profit margin for PurCotton Products is 26.55% during the year ended September 30, 2009, mainly attributable to (1) the increase of sales, mainly from the sales of PurCotton jumbo rolls; and (2) the increase of production which results in a decrease of unit cost of good sales.

Selling Expenses

The Company’s selling expenses decreased $146,000 to $6,153,000 for the year ended September 30, 2009 from $6,299,000 for the year ended September 30, 2008. As a percentage of net revenues, the Company’s selling expenses decreased to 6.25% for the year ended September 30, 2009 from 7.37% for the year ended September 30, 2008. The decrease as percentage of revenue was primarily attributable to the decrease of approximately $1,453,000 in transportation expense for export sales compared with the same period last year.

The Company’s transportation expenses for domestic sales, i.e., transportation costs within China, were $1,051,000, 1.07% of total sales, and $862,000, 1.01% of total sales, in fiscal years 2009 and 2008, respectively. The Company’s transportation expenses for export sales were $2,101,000, 2.14% of total sales, and $3,553,000, 4.16% of total sales, in fiscal years 2009 and 2008, respectively. The Company’s transportation fees for export sales decreased by approximately $1,453,000 from fiscal year 2008 to fiscal year 2009 or approximately 40.88%. This decrease in the transportation expenses for export sales was mainly due to the fierce competition of shipping companies.

Administrative Expenses

The Company’s administrative expenses increased $2,583,000, or 31.73%, to $10,721,000 for the year ended September 30, 2009 from $8,138,000 for the year ended September 30, 2008. As a percentage of net revenues, administrative expenses increased to 10.90% for the year ended September 30, 2009 from 9.52% for the year ended September 30, 2008. This increase was primarily attributable to increase in salary for the management and administrative staff compared with the same period last year, and an increase of approximately $260,000 related to implementation of Sarbanes-Oxley 404 compliance project expenses and consulting expenses for brand building projects.

Interest Expenses

Interest expenses decreased to approximately $459,000, 0.47% of the total revenue, for the year ended September 30, 2009 as compared to approximately $591,000, 0.69% of total revenue, for the same period of 2008, a decrease of approximately $132,000, or 22.34%. The Company’s interest expense relates to bank loans which are primarily used to maintain daily operation. The percentage decrease of interest expense was mainly due to (1) a decrease in the Company’s comparatively low average outstanding balance of bank loans of approximately $6,589,000 as of September 30, 2009, compared with approximately $15,033,000 as of September 30, 2008, and (2) decreased interest rates of bank loans.

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

	Calendar year end December 31
	2009	2010	2011	2012	2013

Winner Medical (Huanggang) Co., Ltd.	0%	12.5%	12.5%	12.5%	25%
Winner Medical & Textile Ltd. Chongyang	12.5%	12.5%	25%	25%	25%
Hubei Winner Textiles Co., Ltd.	12.5% to 25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	12.5%	12.5%	25%	25%

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd. Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen was separately reported to the local tax office to reflect the different tax incentive status enjoyed by each entity. The applicable income tax rate for Winner Hubei and Winner Tianmen was 12.5% and 25% for calendar year 2009. The preferential tax incentives will expire at the end of 2009.

On June 27, 2009, Winner Shenzhen obtained the High and New Technology Enterprise Certificate which will be evaluated by the government authorities every 3 years. As a result of this new status, Winner Shenzhen can enjoy a 15% income tax rate in 2009, 2010 and 2011. For year 2012 and 2013, the tax rate will be subject to whether Winner Shenzhen can obtain the High and New Technology Enterprise Certificate status.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the year ended September 30, 2009 and 2008. The enterprise income tax of US is 34%.

The Company’s income tax provision for fiscal year ended September 30, 2009 was $2,358,000 as compared to $591,000 for the year ended September 30, 2008. The increase of income tax is mainly due to (1) a change in the tax rate on the Company’s subsidiaries in China, and (2) the cancellation of tax return policy for purchasing domestic machinery.

Minority interest

The Company’s financial statements reflect an adjustment to its consolidated group net income equal to $65,000 and $94,000 in the fiscal years 2009 and 2008, respectively, reflecting third party minority interests in two of the Company’s subsidiaries, 40% in Shanghai Winner Medical Apparatus Co., Ltd., and 40% in Winner Medical (Hong Kong) Limited.

Net income (profit after taxes)

Net profit increased to approximately $9,129,000 for the year ended September 30, 2009 as compared to approximately $5,066,000 for the same period of 2008, an increase of approximately $4,063,000, or approximately 80.20%.  Such increase is mainly attributable to (1) the PurCotton products start making profit from June, 2009 compared to losses from these products for the same period of 2008, (2) the Company’s improved production management to reduce manufacture unit cost and improved production efficiency and (3) relatively stable RMB against foreign currency exchange rate since calendar year 2009.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Year Ended on 9/30/09 in Thousand	Net Profit Margin	Year Ended on 9/30/08 in Thousand	Net Profit Margin	Amount Change in Thousand	As a Percentage Change
Traditional Products (Medical care, Wound care, and Home Care)	$8,931	9.08%	6,263	7.32%	$2,668	42.60%
PurCotton Products	$198	0.20%	-1,197	-1.40%	$1,395	-116.54%
Consolidated Total	$9,129	9.28%	5,066	5.92%	$4,063	80.20%

Foreign Currency Translation Difference

The Company incurred a loss in foreign currency translation, equal to a loss of $59,000 and a gain of $6,291,000 in the years ended September 30, 2009 and 2008, respectively. On July 21, 2005, China reformed its foreign currency exchange policy to adopt floating RMB exchange rates. On September 30, 2009 and 2008, the exchange rates of RMB against US dollar were 6.8290 and 6.8183 respectively; the RMB appreciation was 0.16%. As a result, the Company implemented different exchange rates in translating RMB into U.S. dollar in its financial statements for the years ended September 30, 2009 and 2008. In the year ended September 30, 2009, the exchange rates of 6.8290, 8.277 and 6.8237 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, as compared to the exchange rates of 6.8183, 8.277 and 7.1643 in the year ended September 30, 2008, respectively. In addition, the Company also implemented different exchange rates in translating Hong Kong dollar into U.S. dollar in its financial statements for the year ended September 30, 2009. In the year ended September 30, 2009, the exchange rates of 7.7502, 7.7787 and 7.7645 were implemented in calculating the total assets/liabilities, shareholders’ equity and profit and loss, respectively.

Inventory turnover

The Company’s inventory decreased to approximately $14,933,000 for the year ended September 30, 2009 as compared to approximately $15,840,000 for the same period of 2008, a decrease of approximately $907,000, or 5.73%. The Company’s inventory turnover was 4.52 and 4.69 in fiscal years 2009 and 2008, respectively. The decrease of inventory is mainly attributable to the decrease of raw materials and semi-finished products as a result of the Company’s lean production and risk control on inventory in order to improve its free cash flow.

Accounts receivable collection period

Accounts receivable decreased to approximately $13,148,000 for the year ended September 30, 2009 as compared to approximately $13,517,000 for the same period of 2008, a decrease of approximately $369,000, or 2.73%. The Company’s average accounts receivable collection period was 44.97 days and 49.47 days in fiscal years 2009 and 2008, respectively. In order to reduce the risk of inability to collect the accounts receivables, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective on April 25, 2009 and will be automatically renewable subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is US$4 million. Also the Company is using SAP ERP system to evaluate and monitor accounts receivables risks of each individual customer.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash and cash equivalents of approximately $9,493,000.

Cash Flow
(in Thousand US$)

	Years Ended September 30,
	2009	2008

Net cash provided by operating activities	14,688	9,644
Net cash used in investing activities	(3,281)	(11,085)
Net cash (used in) provided by financing activities	(8,427)	959
Effect of exchange rate changes on cash balance	50	567
Net increase in cash and cash equivalents	3,031	85
Cash and cash equivalents at the beginning of year	6,463	6,377
Cash and cash equivalents at the end of year	9,493	6,463

Operating Activities:

Net cash provided by operating activities was $14,688,000 for the year ended September 30, 2009 which is an increase of $5,044,000 from the $9,644,000 net cash provided by operating activities for the same period in 2008. The increase was mainly due to the increase in net income in fiscal year 2009 compared to the same period last year and a decrease in the Company’s inventory. This increase was partially offset by a decrease in the Company’s accounts payable.

Investing Activities:

The Company’s main uses of cash for investing activities are payments to the acquisition of property, plant and equipment.

Net cash used in investing activities for the year ended September 30, 2009 was $3,281,000, which decreased in the amount of $7,803,000 from net cash used in investing activities of $11,085,000 in the same period of 2008. This was due to the decrease of investment in property, plant, and equipment. The Company has reduced and delayed its investment in fixed assets during fiscal year 2009 to achieve a better utilization of cash.

Financing Activities:

Net cash used in financing activities for the year ended September 30, 2009 totaled $8,427,000 as compared to $959,000 provided by financing activities in the same period of 2008. Such decrease of cash provided by financing activities was mainly attributable to the increase in repayments of bank borrowings and a reduction in bank borrowing.

The Company’s loan to asset ratio was approximately 18.51% as of September 30, 2009. The Company plans to maintain its debt to asset ratio below 40%. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans, as identified in the table below.

As of September 30, 2009, the Company has loans with Chinese banks totaling approximately $6,590,000. These loans have annual interest rates ranging from 4.78%-5.31%.

The Company’s subsidiaries in Shenzhen, Tianmen and Huang Gang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China, Tianmen Branch of the Industrial and Commercial Bank of China, Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

Bank loans as of September 30, 2009
Loan	Bank	Loan period	Interest rate	Secured by	Balance as of September 30, 2009 US$
A	China Merchants Bank, Shenzhen Branch	2009.06.08-2010.06.08	4.78%	Land use rights & buildings	1,464,343
B	China Merchants Bank, Shenzhen Branch	2009.06.10-2010.06.10	4.78%	Land use rights & buildings	1,464,343
C	China Merchants Bank, Shenzhen Branch	2009.06.30-2010.06.30	4.78%	Land use rights & buildings	1,464,343
D	Shenzhen Industrial and Commercial Bank of China	2009.09.20-2010.09.20	5.31%	Land use rights & buildings	732,173
E	Huanggang Industrial and Commercial Bank of China	2009.02.27-2010.02.26	5.31%	Land use rights & buildings	1,464,343
		Total			6,589,545

As of September 30, 2009, the Company had approximately $25.82 million bank credit facilities available from four commercial banks, and excluding the $6.59 million banks loans as of September 30, 2009, there are $19.23 million unused bank credit facilities, consisting of approximately $4.39 million from Shenzhen Branch of China Merchants Bank, approximately $10.98 million from Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $0.44 million form Tianmen Branch of the Industrial and Commercial Bank of China, and approximately $3.42 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by the Company’s real estate and other assets. These revolving lines of credit allow the Company to make short-term loans repeatedly, and the banks re-evaluate the Company’s credit line annually. These bank credits enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

The Company believes that its currently available working capital, after taking into account the credit facilities referred to above, short-term loans and future cash provided by operating activities will be sufficient to meet its operations at its current level and working capital and capital expenditure needs over the next twelve months. The Company’s future capital requirements will depend on many factors, including its rate of revenue growth, the expansion of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of new products or services introductions, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, the Company may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require it to seek additional equity or debt financing. To the extent that available funds are insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all.

Contractual Obligations

As of September 30, 2009, the Company’s contractual obligations are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Short-Term Debt Obligations	$6,589,545	$6,589,545	-	-	-
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$295,039	$179,673	$115,366	-	-
Purchase Obligations	$2,840,864	$2,840,864	-	-	-
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$9,725,448	$9,610,082	$115,366	-	-

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

•
Revenue Recognition –The Company derives its revenue primarily from the sales of medical dressings and disposables and Purcotten products. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant.

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

•
Impairment of long-lived assets –The Company evaluates all of its long-lived assets for impairment in accordance with the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company assesses the impairment of fixed assets on an annual basis or whenever events or changes in circumstances indicate that the fair value or future discounted cash flows of these assets is less than the carrying value. Should events indicate that any of the Company’s long-lived assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value, or the difference between the carrying value and future discounted cash flows of the impaired assets, and recorded in earnings during the period of such impairment.

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

New Accounting Policies

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interest in Consolidated Financial Statements”, which is codified as ASC 810. ASC 810 amends Accounting Research Bulletin No.51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  ASC 810 defines “a non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent”.  The objective of ASC 810 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company is evaluating the impact, if any, of the adoption of ASC 810.  It is not expected to have material impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities amendment of FASB Statement No. 133”, which is codified as ASC 815.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  ASC 815 is effective in fiscal years beginning after November 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of ASC 815 will have a material impact on the Company’s disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, which is codified as ASC 350. ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of ASC 350 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements”, which is codified as ASC 840. ASC 840 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. ASC 840 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of ASC 840 on its consolidated financial position and results of operations and is currently not yet in a position to determine such effects.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is codified as ASC 260. ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance of ASC 260, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the effect of ASC 260 on the earnings per share calculation.

In October 2008, the Company adopted SFAS No.157, “Fair Value Measurements”, which is codified as ASC 820, it defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of ASC 820 related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis do not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows. The FASB provided for a one-year deferral of the provisions of ASC 820 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. Accordingly, the Company is still evaluating the impact of the provisions of ASC 820 for non-financial assets and liabilities and is not yet in a position to determine such effects.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which is codified as ASC 805. ASC 805 amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect of ASC 805 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166”). This standard has not yet been codified in the FASB Accounting Standards Codification. SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company is currently evaluating the effect of ASC 805 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46I, “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles”, which is codified as ASC 105. ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted ASC 105 for the quarter ending September 30, 2009. The adoption of this Statement will not impact the results of operations or financial position, as it only required disclosures.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s consolidated financial statements.

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

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On September 30, 2009 and 2008, the exchange rates of RMB against Euro were 9.9659 and 9.9997 respectively; the appreciation of RMB against Euro was 3.39%. The exchange rates of RMB against US dollar were 6.8290 and 6.8183 respectively. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB appreciates against foreign currencies, it will make the Company’s sale prices more expensive, thus its sales may decline. The Company believes that the exchange rate of RMB against US dollar will remain relatively stable in the short run.

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

Item 8. Financial Statements and Supplementary Data

(a) The financial statements required by this item begin on page F-1 hereof.

(b) Selected quarterly financial data for the past two fiscal years appears in the following table:

	Quarterly Results of Operations (Unaudited)
	Quarterly Ended
	12/31/2007	12/31/2008	3/31/2008	3/31/2009	6/30/2008	6/30/2009	9/30/2008	9/30/2009
Net Sales	$19,325,599	$25,730,274	$17,888,302	$20,627,146	$23,073,575	$24,357,878	$25,218,286	$27,670,305
Gross Profit	4,799,581	6,603,396	3,951,801	5,801,884	5,979,142	7,181,749	6,688,657	8,354,191
Income from operations	1,267,312	1,744,822	459,570	2,098,736	2,154,253	3,724,922	2,138,871	3,854,796
Net Income	1,162,076	1,474,884	570,229	1,644,289	1,736,853	3,063,652	1,597,138	2,945,749
Earnings Per Share -basic and diluted	$0.05	$0.07	$0.03	$0.07	$0.08	$0.14	$0.07	$0.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure-

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its Chief Executive Officer and the Company’s Chief Financial Officer. Based upon, and as of the date of this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management has assessed the effectiveness of its internal control over financial reporting as of September 30, 2009. In making its assessment, management used the criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Tread way Commission, or COSO.

The Company’s management assessment is that its internal control over financial reporting has been effective for the fiscal year ended as of September 30, 2009. These internal control procedures ensure the effective recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by it in the reports that it files or submits under the Exchange Act.

This annual report on Form 10-K does not include an attestation report of its registered independent public accounting firm regarding management's assessment of the Company's internal control over financial reporting. Management's report was not subject to audit by its registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Beginning with the year ending September 30, 2010, Section 404 of the Sarbanes-Oxley Act will require the Company to provide with its annual report on Form 10-K an attestation report of its independent registered public accounting firm regarding its internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth the name and position of each of the Company’s current executive officers and directors.

Name	Age	Position
Jianquan Li	54	Chief Executive Officer and President, and Chairman of the Board of Directors
Xiuyuan Fang	41	Chief Financial Officer, Vice President, Treasurer and Director
Larry Goldman	53	Director
Richard B. Goodner, Esq.	64	Director
Dr. Horngjon Shieh	49	Director
Jiagan Chen	58	Vice President of Project Management
Nianfu Huo	57	Senior Vice President and Chairman of Supervisory Board of Winner Group Limited

JIANQUAN LI. Mr. Li has served as the Company’s Chief Executive Officer, President and director since December 16, 2005. Mr. Li is the founder of Winner Group and has served as its Chairman and CEO since its subsidiary companies’ formation in 1991. As Chairman and CEO, Mr. Li oversaw the implementation of the business plan of Winner Group and was key to the development of its strategic vision. Mr. Li is a graduate of the Hubei Foreign Trade University with a major in International Trade.

XIUYUAN FANG. Mr. Fang has been the Company’s Chief Financial Officer, Vice President and Treasurer since December 16, 2005 and its director since January 7, 2006. Mr. Fang has been employed by Winner Group since 1999. Mr. Fang has served as Winner Group’s director since 1999 and as a Vice President since 2001. Mr. Fang is a certified public accountant and has extensive experience in financial management, capital management and tax planning. He was responsible for Winner Group’s financial management and capital management programs. He graduated from Zhongnan University of Economics and Law.

LARRY GOLDMAN, CPA. Mr. Goldman has been the Company’s director since May 8, 2006. Mr. Goldman is a certified public accountant with approximately 30 years experience and currently serves as the consultant of Lightbridge Corporation. (Nasdaq: LTBR), a nuclear fuel consulting and technology company. Prior to joining Lightbridge Corporation, Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc., a multi-media developer and publisher of sports, lottery and other games (OTCBB: WNWN). Prior to his employment with WinWin Gaming, Inc., Mr. Goldman was an audit partner with Livingston Wachtell & Co., LLP where he acted as an auditor for several publicly traded companies in a variety of industries, located both in the United States and China.

RICHARD B. GOODNER, Esq. Mr. Goodner has been the Company’s director since May 8, 2006. Mr. Goodner has served as Vice President - Legal Affairs and General Counsel of U.S. Home Systems, Inc., a NASDAQ listed company that is engaged in the business of home improvement and consumer finance, since June 2003. From 1997 to June 2003, he was a partner in the Dallas, Texas law firm of Jackson Walker, L.L.P. He also serves as a director of China BAK Battery, Inc., a company that is engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries. Mr. Goodner has practiced in the area of corporate and securities law for over 35 years and has represented numerous public and private companies in a range of general corporate and securities matters.

DR. HORNGJON SHIEH. Dr. Shieh has been the Company’s director since May 8, 2006. Dr. Shieh has served as an Assistant Professor at the City University of Hong Kong for the past seven years, where he has teaching experience in Enterprise Resource Planning, Accounting Information Systems, Accounting Information Systems Security and Control, Financial Accounting, Managerial Accounting, Financial Management, Financial Statement Analysis, International Accounting, and International Financial Statement Analysis and research experience in international accounting, information content and usefulness of financial statements, corporate governance, as well as disclosure requirements and capital market access.

JIAGAN CHEN. Mr. Chen has been the Company’s Vice President of Project Management since December 16, 2005. Mr. Chen joined Winner Group as its Vice President of Project Management in 2000. Mr. Chen is currently in charge of the Huanggang construction project, which is the facility that will produce 100% of the Company’s new, cotton spunlace nonwoven products. He is an economic engineer and graduated from Wuhan Institute of Economic Management. Mr. Chen was responsible for Winner Group’s construction projects at the Company’s headquarters facility in the Shenzhen Winner Industrial Park.

NIANFU HUO. Mr. Huo has been Senior Vice President of Winner Group Limited since April 8, 2003 and has served as Chairman of the Supervisory Board of Winner Group Limited since April, 2008. He is responsible for the strategic planning as well as formulating and monitoring policies and operating objectives of the Company. Mr. Huo also is involved in the decision making process of establishing all of the Company’s subsidiaries in Hubei, Shanghai, Shenzhen and Zhuhai. Mr. Huo joined Winner Zhuhai in 1991. He graduated from Beijing International Studies University.

There are no agreements or understandings for any of the Company’s executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of five members, Jianquan Li, Xiuyuan Fang, Larry Goldman, Richard B. Goodner and Dr. Horngjon Shieh. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Committees of the Company’s Board of Directors

Audit Committee. On May 9, 2006, the Company’s board of directors formed an audit committee, which is chaired by Mr. Goldman, who is determined to be an independent board member and qualifies as the audit committee financial expert. Mr. Goodner and Dr. Shieh also serve on the audit committee. The audit committee reviews and monitors the Company’s internal controls, financial reports and accounting practices, as well as the scope and extent of the audits performed by both the independent and internal auditors, reviews the nature and scope of the Company’s internal audit program and the results of internal audits, and meets with the independent auditors.

Compensation Committee. On May 9, 2006, the Company’s board of directors formed a compensation committee, which is chaired by Dr. Shieh, Mr. Goldman and Mr. Goodner also serve on the compensation committee. The compensation committee oversees the Company’s compensation and employee benefit plans and practices and produces a report on executive compensation.

Governance and Nominating. On May 9, 2006, the Company’s board of directors formed a governance and nominating committee, which is chaired by Mr. Goodner, Mr. Goldman and Dr. Shieh also serve on the governance and nominating committee. The primary purpose of governance and nominating committee is to identify and to recommend to the board individuals qualified to serve as directors of the Company and on committees of the board, advise the board with respect to the board composition, procedures and committees, develop and recommend to the board a set of corporate governance principles and guidelines applicable to the Company; and oversee the evaluation of the board and the Company’s management.

Other Committees. The Company’s board of directors may on occasion establish other committees, as it deems necessary or required.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers has served as a member of a compensation committee, or other committee serving an equivalent function, of any other entity whose executive officers serve as a director of the Company or member of the Company’s compensation committee.

Independent Director

The Company’s board of directors has determined that each of Messrs. Goldman, Goodner and Shieh qualify as an “independent director” within the meaning of that term under the rules and regulations of the NASDAQ National Market.

Family Relationships

There are no family relationships among the Company’s directors or officers.

Code of Ethics

On May 9, 2006, the Company’s board of directors adopted a new Code of Ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer, and principal accounting officer. The new code replaces the Company’s prior code of ethics that applied only to its principal executive officer, principal financial officer, principal accounting officer or controller and any person who performed similar functions, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics has been filed as Exhibit 14.1 to the Company’s current report on Form 8-K filed on May 11, 2006. The Code of Ethics will also be posted on the corporate governance page of the Company’s website at www.winnermedical.com as soon as practicable. The Company intends to post any amendments and any waivers to its code of conduct on its website in accordance with Item 5.05 of Form 8-K and Item 406 of Regulation S-K.

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

The primary goals of the Company’s Board Compensation Committee with respect to executive compensation are to attract and retain highly talented and dedicated executives and to align executives’ incentives with stockholder value creation. The Compensation Committee will evaluate individual executive performance with a goal of setting compensation at levels the Compensation Committee believes are comparable with executives at Chinese companies, which are of similar size and stage of development operating in the same area and same industry.

The Compensation Committee will conduct an annual review of the aggregate level of the Company’s executive compensation, as well as the mix of elements used to compensate the Company’s executive officers. The Company compares compensation levels with amounts currently being paid to executives at the similar companies in the same area and the same industry, and most importantly the Company compares compensation levels with local practices in China. The Company believes that its compensation levels are competitive with local conditions.

Elements of compensation

The Company’s executive compensation consists of the following elements:

Base Salary. Base salaries for the Company’s executives are established to be amounts of compensation that are similar to those paid by other companies to executives in similar positions and with similar responsibilities. Base salaries are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The compensation committee established a salary structure to determine base salaries and is responsible for initially setting executive officer compensation in employment arrangements with each individual. The base salary amounts are intended to reflect the Company’s philosophy that the base salary should attract experienced individuals who will contribute to the success of the Company’s business goals and represent cash compensation that is commensurate with the compensation of individuals at similarly situated companies. The Company’s structure includes a basic annual salary amount for each category of directors and officers. Individuals then receive a salary enhancement in connection with their position. Finally, the initial base salary is increased by a “household subsidy” which represents a living allowance.

Discretionary Annual Bonus. The compensation committee has the authority to award discretionary annual bonuses to the Company’s executive officers. Bonuses are intended to compensate officers for achieving financial and operational goals, and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the accomplishment of the planned target of the sales revenue, the net profit, and the asset turnover rate. In addition, except CEO, other executive officers’ annual bonuses are also dependent upon the performance measurement score of the departments that he/she is charge of. The bonus targets are set in a reasonable level, and the Compensation Committee believes that a majority of the executive officers could achieve these targets. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to the Company’s strategic goals conducted during the first quarter of the next fiscal year following the year subject to review. For example, in fiscal year 2009 the Company’s CEO, Mr. Jianquan Li was awarded a bonus of $46,477 (RMB 317,437). The Company’s CFO, Mr. Xiuyuan Fang was awarded a bonus of $16,301 (RMB 111,338) in fiscal year 2009.

Equity Incentive Plan. The Company’s 2006 Equity Incentive Plan, the “2006 Plan”, was initially adopted by the Company’s Board of Directors in April 2006 and approved by the Company’s stockholders in April 2006. The 2006 Plan provides for the grant to the Company’s employees, directors, consultants and advisors of stock options, stock appreciation rights and stock awards, including restricted stock, performance grants, stock bonuses and other similar types of awards, including other awards under which recipients are not required to pay any purchase or exercise price, such as phantom stock rights. All equity awards granted under the Plan will be granted with respect to shares of the Company’s common stock.

During the last fiscal year, neither the Company nor its subsidiaries granted any stock options or stock appreciation rights to any executive officers . In fiscal year 2007, the Company made individual grants of options to purchase shares to directors, as reported below in the Director Compensation Table.

On October 7, 2007, the Company’s Board of Directors approved certain amendments to the 2006 Plan.

Among other things, the 2006 Plan was amended to:

•
Clarify that, in the event the Company experiences a change of control of the Company, the Board or a committee of the Board may (i) provide for the assumption or substitution of or adjustment to each outstanding award, (ii) accelerate the vesting of options and terminate any restrictions on stock awards, and/or (iii) provide for termination of awards as a result of the change in control on such terms as it deems appropriate, including providing for the cancellation of awards for a cash or other payment to the participant.

•
Clarify that, in the event of a proposed dissolution or liquidation of the Company, unless otherwise determined by the administrator, all outstanding awards will terminate immediately prior to such transaction.

•
Provide that the administrator may permit participants under the 2006 Plan to defer compensation payable under the terms of a written award agreement, so long as each such deferral arrangement complies with Section 409A of the U.S. Internal Revenue Code.

On October 7, 2007, the Company’s Board of Directors also approved the 2008-2009 Restricted Stock Unit Incentive Plan, the “2008-2009 Plan”, an equity incentive compensation program for fiscal years 2008 and 2009 that is a sub-plan of the Company’s 2006 Plan.

Eligible participants under the 2008-2009 Plan are directors who are employees of the Company, and the Company’s senior management and key employees as designated by the Company’s Chief Executive Officer or the Company’s Board of Directors. All equity awards to participants in the 2008-2009 Plan will be restricted stock unit awards, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

The material terms of the 2008-2009 Plan include the following:

• The maximum number of restricted stock units that will be available for issuance under the 2008-2009 Plan is 1,200,000 units. The 1,200,000 units became 600,000 units after the reverse stock split. The shares of the Company’s common stock issuable upon vesting of the restricted stock units will be issued from the Company’s 2006 Plan.

• The Company’s Board of Directors has established the target corporate net income and annual sales objectives for each of fiscal years 2008 and 2009, and each participant’s individual performance objectives have been set by the Company’s Chief Executive Officer. The Company’s Board of Directors or the Compensation Committee of the Company’s Board will certify the satisfaction of each target.

• On each of October 7, 2010 and October 7, 2011, a participant is eligible to vest in up to 50% of the total number of restricted stock units underlying an award. 25% of the potential vesting at each vesting date is tied to satisfaction of each of the target corporate net income and annual sales objectives, respectively, and 50% of the potential vesting is tied to achievement of a participant’s individual performance objectives.

The Company’s Board of Directors also approved the following restricted stock unit awards to certain executives on October 7, 2007 and October 16, 2008:

Name and Principal Position	Restricted Stock Unit Award in 2007 (shares)	Restricted Stock Unit Award in 2007 ($) (1)	Restricted Stock Unit Award in 2008 (shares)	Restricted Stock Unit Award in 2008 ($) (2)
Jianquan Li, President and Chief Executive Officer	20,000	$72,000	-	-
Xiuyuan Fang, Chief Financial Officer, Vice President, and Treasurer	20,000	$72,000	5,000	$2,500
Jiagan Chen, Vice President	20,000	$72,000	5,000	$2,500
Nianfu Huo, Senior Vice President and Chairman of Supervisory Board of Winner Group Limited	20,000	$72,000	-	-

(1) Estimated value of award as of grant date is based on the last sale price of the Company’s common stock as quoted on the NASDAQ.com as of October 5, 2007, which was $3.60 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.
(2) Estimated value of award as of grant date is based on the last sale price of the Company’s common stock as quoted on the NASDAQ.com as of October 15, 2008 which was $0.50 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.

On September 8, 2009, the Company’s Board of Directors also approved the 2010-2011 Restricted Stock Unit Incentive Plan, the “2010-2011 Plan”, an equity incentive compensation program for fiscal years 2010 and 2011 that is a sub-plan of the Company’s 2006 Plan.

Eligible participants under the 2010-2011 Plan are directors who are employees of the Company, and the Company’s senior management and key employees as designated by the Company’s Chief Executive Officer or the Company’s Board of Directors. All equity awards to participants in the 2010-2011 Plan will be restricted stock unit awards, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

The material terms of the 2010-2011 Plan include the following:

• The maximum number of restricted stock units that will be available for issuance under the 2010-2011 Plan is 600,000 units. The 600,000 units became 300,000 units after the reverse stock split. The shares of the Company’s common stock issuable upon vesting of the restricted stock units will be issued from the Company’s 2006 Plan.

• The Company’s Board of Directors has established the target corporate net income and annual sales objectives for each of fiscal years 2010 and 2011, and each participant’s individual performance objectives have been set by the Company’s Chief Executive Officer. The Company’s Board of Directors or the Compensation Committee of the Company’s Board will certify the satisfaction of each target.

• On each of September 8, 2012 and September 8, 2013, a participant is eligible to vest in up to 50% of the total number of restricted stock units underlying an award. 25% of the potential vesting at each vesting date is tied to satisfaction of each of the target corporate net income and annual sales objectives, respectively, and 50% of the potential vesting is tied to achievement of a participant’s individual performance objectives.

The Company’s Board of Directors also approved the following restricted stock unit awards to certain executives on September 8, 2009.

Name and Principal Position	Restricted Stock Unit Award in 2009 (shares)	Restricted Stock Unit Award in 2009 ($) (1)
Jianquan Li, President and Chief Executive Officer	10,000	$44,000
Xiuyuan Fang, Chief Financial Officer, Vice President, and Treasurer	10,000	$44,000
Jiagan Chen, Vice President	5,000	$22,000
Nianfu Huo, Senior Vice President and Chairman of Supervisory Board of Winner Group Limited	2,500	$11,000

(1) Estimated value of award as of grant date is based on the last sale price of the Company’s common stock as quoted on the NASDAQ.com as of September 8, 2009, which was $4.40 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.

Other Compensation. Other than the annual salary for the Company’s executive officers, the bonus that may be awarded to executive officers at the discretion of the Compensation Committee and arrangements with executive officers for the use of a Company car, and the household subsidies referred to above, the Company does not have any other benefits and perquisites for its executive officers. However, the Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems it advisable.

Employment contracts and termination of employment

All of the Company’s executive officers have executed standard employment agreements with the Company, which are governed under Chinese law. Other than the amount of compensation, the terms and conditions of the employment agreements with the executive officers are substantially the same as those of the Company’s standard employment agreements with non-executive employees. The Company’s standard employment agreements are for a fixed period of three years and may be renewed upon notice from the employee and consent of the Company. The Company may terminate an employment agreement upon thirty days’ notice if an employee is not suitable for the job due to medical or other reasons. An employee may terminate his or her employment agreement without cause upon one month’s notice.

Jianquan Li, the Company’s CEO and President’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Li is receiving an annual salary of approximately $140,000 under the agreement (RMB 1,000,000).

Xiuyuan Fang, the Company’s CFO, Vice President and Treasurer’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Fang is receiving an annual salary of approximately $56,000 under the agreement (RMB 400,000).

Jiagan Chen, the Company’s Vice President of Project Management’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Chen is receiving an annual salary of approximately $42,000 under the agreement (RMB 300,000).

Nianfu Huo, the Company’s Senior Vice President’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Huo is receiving an annual salary of approximately $28,000 under the agreement (RMB 200,000).

The compensation stated in the agreement is the basic salary, and it is subject to adjustment on an annual basis.

Accounting and tax treatment

Given the Company’s current levels of compensation, the accounting and tax considerations have not significantly impacted the Company’s forms of compensation. The board considers as one factor the impact of accounting and tax treatment on compensation in the Company’s compensation programs.

Director Compensation

On May 8, 2006, the Company entered into separate Independent Directors’ Contracts and Indemnification Agreements with each of the independent directors. Under the terms of the Independent Directors’ Contracts, Mr. Goldman is entitled to $35,000, Mr. Goodner is entitled to $25,000 and Dr. Shieh is entitled to $15,000 as compensation for the services to be provided by them as the Company’s independent directors, and as chairpersons of various board committees, as applicable.

The following table summarizes director compensation during the fiscal year 2009.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jianquan Li,	-	-	-	-	-	-	-
Xiuyuan Fang	-	-	-	-	-	-	-
Larry Goldman	$35,000	-	-	-	-	-	$35,000
Richard Goodner	$25,000	-	-	-	-	-	$25,000
Horngjon Shieh	$15,000	-	-	-	-	-	$15,000

Under the terms of the Indemnification Agreements, the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in the best interests of the Company. The Independent Directors’ Contracts and Indemnification Agreements were filed as Exhibits 10.1 through 10.6 to the Company’s current report on Form 8-K filed on May 11, 2006.

None of the employee directors receives additional compensation solely as a result of his position as a director.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Winner Medical Group Inc. has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report on Form 10-K with management. Based on the Company’s Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Company’s Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee: Horngjon Shieh, Larry Goldman and Richard B. Goodner.

Summary Compensation Table

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2009 received by the individual who served as the Company’s Chief Executive Officer as well as one individual who served as the Company’s Chief Financial Officer, “Named Executive Officers”. The total compensation of other executive officers did not exceed $100,000 per year.

Name And Principal Position	Year	Salary (1) (3)	Bonus (1)	Stock Awards (1)	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation	All Other Compensation (2)	Total (1)
Jianquan Li, CEO and	2009	113,547	46,477	-	-	-	-	-	160,024
President	2008	100,280	49,820	-	-	-	-	-	150,100
	2007	77,823	51,882	-	-	-	-	-	129,705
Xiuyuan Fang, CFO,	2009	63,017	16,301	-	-	-	-	-	79,318
Vice President,	2008	49,350	13,310	-	-	-	-	-	62,660
and Treasurer	2007	35,799	23,995	-	-	-	-	-	59,794

(1) Salary, bonus amounts, stock awards and total compensation are reported in United States dollars.

(2) During fiscal year 2008, the executive officers of the Company were not granted any perquisites or other personal benefits other than an arrangement with Mr. Li to use a company car. The total value of this perquisite is less than $10,000, therefore the Company has not disclosed any amount in the Summary Compensation Table as permitted under Item 402(c)(2)(ix)(A).

(3) On August 20, 2005, the board of directors of the Company’s subsidiary, Winner Group Limited, declared a dividend to all shareholders of Winner Group Limited. As a stockholder, Mr. Li received such dividend in the amount of $1,352,515.72 and $504,315.90 from Winner Group Limited in fiscal year 2006 and fiscal year 2007.

Option Exercises and Stock Vested. None of the Company’s executive officers exercised any options during the last fiscal year, nor did any such officer hold any restricted stock that vested during the last fiscal year.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company served as a member of the compensation committee or the equivalent of another entity during fiscal year 2007, 2008 or 2009. No executive officer of the Company served as a director of another entity, other than affiliates of the Company, during fiscal year 2007, 2008 and 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of December 6, 2009 (i) by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) by each of the Company’s officers and directors; and (iii) by all of the Company’s officers and directors as a group.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership1	Percent of Class2
Common Stock $0.001 par value	Jianquan Li 3 Ping Tse 3 6-15D, Donghai Garden, Futian District, Shenzhen, China	CEO, President and Director	18,042,264	80.68%
Common Stock $0.001 par value	Xiuyuan Fang Room 5B Building 2 Jun’an Garden, Futian District, Shenzhen City, Guangdong Province, China	CFO, Vice President, Treasurer and Director	232,256	1.04%
Common Stock $0.001 par value	Larry Goldman 5 Victory Road, Suffern, NY 10901	Director	0	*
Common Stock $0.001 par value	Richard B. Goodner, Esq. 6608 Emerald Drive Colleyville, Texas 76034	Director	0	*
Common Stock $0.001 par value	Dr. Horngjon Shieh Flat 37B, Tower 3 The Victoria Towers 188 Canton Road, TST Kowloon, Hong Kong	Director	0	*
Common Stock $0.001 par value	Jiagan Chen No.25 Zhazhu Front Road, Wuchang District, Wuhan City, China	Vice President of Project Management	12,395	*
Common Stock $0.001 par value	Nianfu Huo Hai Yi Wan Pan, No. 333 Jin Tang Road, Tang Jia Wan Zhuhai, China 519000	Senior Vice President and Chairman of Supervisory Board of Winner Group Limited	98,417	*
Common Stock $0.001 par value	All officers and directors as a group (7 persons named above)		18,385,332	82.21%
Common Stock $0.001 par value	Pinnacle China Fund, L.P. 4 4965 Preston Park Blvd. Suite 240, Plano, Texas 75093		1,745,210	7.80%
* Less than 1%

1Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock.

2A total of 22,363,675 shares of the Company’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3 Mr. Jianquan Li and his wife, Ping Tse, hold a total of 18,042,264 shares of the Company’s Common Stock. Mr. Jianquan Li disclaims the power to vote and dispose of the 4,510,565 shares of the Company’s Common Stock to Ping Tse. As such, Mr. Jianquan owns 13,531,699 shares of the Company’s Common Stock.

4 Barry Kitt is the sole officer of Pinnacle China Advisors, L.P. which is the general partner of Pinnacle China Fund, L.P.

Item 13. Certain Relationships and Related Transactions

Mr. Jianquan Li, a director with a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd. (“Safe Secure”), sold all of his controlling interest in Safe Secure to a third party as of September 30, 2007. During the years ended September 30 2007, the Company sold goods to Safe Secure for US$1,740 and purchased goods from it for US$491,463.

During the years ended September 30, 2009, 2008 and 2007, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$Nil, US$894,560 and US$809,168 respectively. During the years ended September 30, 2009, 2008 and 2007, the Company purchased goods from Winner Medical & Textile (HK) Limited for US$5,846, US$Nil and US$Nil respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of September 30, 2009, 2008 and 2007, the outstanding balance due from Winner Medical &Textile (HK.) Limited were US$Nil, US$183,247 and US$252,999 respectively.

During the years ended September 30, 2009, 2008 and 2007, the Company purchased goods from L+L Healthcare Hubei Co., Ltd. for US$67,848, US$716,248, and US$490,818 respectively. As of September 30, 2009, 2008 and 2007, amount due from L+L was US$Nil, US$166,112 and US$150,796 respectively. As of September 30, 2009, 2008 and 2007, amount due to L+L was US$56,349, US$24,219 and US$41,809 respectively.

The amounts due from/to the above affiliated companies with the exception of L+L Healthcare Hubei are unsecured, interest free and payable according to the trading credit terms. The amount due from L+L Healthcare Hubei Co., Ltd. are unsecured, 5% interest bearing and payable according to the trading credit terms.

The Company’s independent directors approve the related party transactions based on their fiduciary duties under Nevada state law and based on the best interest of the company.

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees in 2009 and 2008 for performing the audit of the Company’s financial statements included in the Company’s Annual Reports on Form 10-K during the fiscal years ended September 30, 2009 and 2008 were approximately $100,000 and $114,000 , respectively. The fees relating to the review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q during the fiscal years ended September 30, 2009 and 2008 were approximately $90,000 and $127,500, respectively.

Audit-Related Fees

The fees in 2009 and 2008 for audit-related services for the fiscal years ended September 30, 2009 and 2008 were approximately $Nil and $Nil, respectively.

Tax Fees

The fees in the fiscal years ended September 30, 2009 and 2008 for tax services were $Nil and $13,883 respectively.

All Other Fees

The Company’s independent auditor did not provide any services other than as described above under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” during the fiscal year ended September 30, 2009 and 2008.

Policy on Pre-Approval of Services

The Company’s Board of Directors pre-approved all auditing services and non-audit services to be performed by the independent auditors during the fiscal year ended September 30, 2009.

PART IV

Item 15. Exhibits and Financial Statements Schedules

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

Date: December 7, 2009

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

By:	/s/ Jianquan Li
Jianquan Li Chief Executive Officer, President and Chairman of the Board of the Directors (Principal Executive Officer) Dated: December 7, 2009

By:	/s/ Xiuyuan Fang
Xiuyuan Fang Chief Financial Officer, Vice President, Treasurer and Director (Principal Accounting and Financial Officer) Dated: December 7, 2009

By:	/s/ Larry Goldman
Larry Goldman Director Dated: December 7, 2009

By:	/s/ Richard B. Goodner
Richard B. Goodner, Esq. Director Dated: December 7, 2009

By:	/s/ Horngjon Shieh
Dr. Horngjon Shieh Director Dated: December 7, 2009

WINNER MEDICAL GROUP INC.

Consolidated Financial Statements
For the years ended September 30, 2009, 2008 and 2007

WINNER MEDICAL GROUP INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Winner Medical Group Inc.

We have audited the accompanying consolidated balance sheets of Winner Medical Group Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winner Medical Group Inc. and subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Limited

Hong Kong, December 7, 2009

WINNER MEDICAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	9,493,026	6,462,505
Restricted bank deposits	123,868	126,749
Accounts receivable, less allowances for doubtful accounts of US$244,401 and US$100,964 at September 30, 2009 and 2008 respectively	13,148,462	13,516,688
Amounts due from affiliated companies	-	349,359
Inventories	14,932,740	15,839,587
Prepaid expenses and other receivable	3,614,567	4,734,503
Income taxes recoverable	30,910	99,126
Deferred tax assets	359,151	207,798
Total current assets	41,702,724	41,336,315
Property, plant and equipment, net	55,770,870	57,937,881
Held-for-sale asset	-	607,423
Investment in equity investees	1,923,956	1,518,848
Intangible assets, net	147,008	126,141
Non-current restricted bank deposits	34,917	-
Prepaid expenses and other receivable	1,104,344	233,203
Deferred tax assets	252,190	158,280
Total assets	100,936,009	101,918,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	6,589,545	15,033,073
Accounts payable	4,843,404	8,271,926
Accrued payroll and employee benefits	2,072,892	1,891,410
Customer deposits	603,824	458,303
Other accrued liabilities	2,574,736	2,518,326
Amounts due to affiliated companies	56,349	136,481
Income taxes payable	1,938,941	656,550
Total current liabilities	18,679,691	28,966,069

Deferred tax liabilities	41,899	41,965
Total liabilities	18,721,590	29,008,034

Commitments and contingencies

Minority interests	82,815	148,306

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000 shares; issued and outstanding September 30, 2009 – 22,363,675 shares; September 30, 2008 – 22,363,675 shares	22,364	22,364
Additional paid-in capital	31,166,123	30,865,690
Retained earnings	36,797,172	28,791,259
Statutory reserves	3,428,095	2,305,434
Accumulated other comprehensive income	10,717,850	10,777,004
Total stockholders’ equity	82,131,604	72,761,751
Total liabilities and stockholders’ equity	100,936,009	101,918,091

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2009	2008	2007
	US$	US$	US$

Net sales	98,385,603	85,505,762	70,280,960

Cost of sales	(70,444,383)	(64,086,581)	(52,869,597)
Gross profit	27,941,220	21,419,181	17,411,363

Other operating income, net	1,411,069	416,654	789,253
Exchange difference, net	(1,054,882)	(1,378,289)	(422,261)
Selling, general and administrative expenses	(16,874,131)	(14,437,539)	(11,959,184)

Income from operations	11,423,276	6,020,007	5,819,171
Interest income	68,928	41,338	72,650
Interest expenses	(459,127)	(591,477)	(408,123)
Equity in earnings of 50 percent or less owned persons	388,099	93,298	178,693
Income before income taxes and minority interests	11,421,176	5,563,166	5,662,391

Income taxes	(2,358,093)	(591,118)	15,015
Income before minority interests	9,063,083	4,972,048	5,677,406

Minority interests	65,491	94,247	(52,552)
Net income	9,128,574	5,066,295	5,624,854

Other comprehensive income
Foreign currency translation difference	(59,154)	6,290,969	2,907,981

Comprehensive income	9,069,420	11,357,264	8,532,835

Net income per share
- basic	0.41	0.23	0.25
- diluted	0.41	0.23	0.25

Weighted average common stock outstanding
- basic	22,363,675	22,363,675	22,338,675
- diluted	22,403,237	22,510,962	22,338,675

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock					Accumulated	Total
	Stock		Additional			other	stock-
	outstanding (Note)	Amount	paid-in capital	Retained earnings	Statutory reserves	comprehensive income	holders’ equity
		US$	US$	US$	US$	US$	US$

Balance at September 30, 2006	22,338,675	22,339	30,259,535	19,182,866	1,222,678	1,578,054	52,265,472
Stock options granted	-	-	23,350	-	-	-	23,350
Net income	-	-	-	5,624,854	-	-	5,624,854
Foreign currency translation difference	-	-	-	-	-	2,907,981	2,907,981
Transfer to statutory reserves	-	-	-	(691,666)	691,666	-	-
Balance at September 30, 2007	22,338,675	22,339	30,282,885	24,116,054	1,914,344	4,486,035	60,821,657
Issuance of common stock	25,000	25	199,975	-	-	-	200,000
Restricted stock units granted	-	-	382,830	-	-	-	382,830
Net income	-	-	-	5,066,295	-	-	5,066,295
Foreign currency translation difference	-	-	-	-	-	6,290,969	6,290,969
Transfer to statutory reserves	-	-	-	(391,090)	391,090	-	-
Balance at September 30, 2008	22,363,675	22,364	30,865,690	28,791,259	2,305,434	10,777,004	72,761,751
Restricted stock units granted	-	-	300,433	-	-	-	300,433
Net income	-	-	-	9,128,574	-	-	9,128,574
Foreign currency translation difference	-	-	-	-	-	(59,154)	(59,154)
Transfer to statutory reserves	-	-	-	(1,122,661)	1,122,661	-	-
Balance at September 30, 2009	22,363,675	22,364	31,166,123	36,797,172	3,428,095	10,717,850	82,131,604

Note: The common stock issued has been retroactively restated to reflect a reverse stock split of one new share of common stock for two old shares of common stock, effectively October 6, 2009. The authorized shares and the par value per share, as referred to in these financial statements have been restated where applicable to give retroactive effect of the reverse stock split.

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2009	2008	2007
	US$	US$	US$
Cash flows from operating activities
Net income	9,128,574	5,066,295	5,624,854
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property, plant and equipment	4,738,733	4,029,453	3,105,376
Impairment of property, plant and equipment	524,285	209,041	-
Amortization of intangible assets	20,359	16,776	6,276
Deferred tax	(245,836)	(108,234)	5,354
(Gain)/ Loss on disposal of property, plant and equipment	(147,874)	125,985	9,944
Minority interests	(65,491)	(94,247)	52,552
Equity in earnings of 50 percent or less owned persons	(388,099)	(93,298)	(178,693)
Stock based compensation expenses	300,433	382,830	57,556
Changes in operating assets and liabilities:
Restricted bank deposits	(38,193)	(126,749)	-
Accounts receivable	347,047	(1,091,244)	(3,368,780)
Amounts due from affiliated companies	86,694	191,864	108,261
Inventories	882,029	(3,189,830)	446,283
Prepaid expenses and other receivable	1,301,394	2,608,935	(131,790)
Income taxes recoverable	68,061	5,189	(86,766)
Accounts payable	(3,415,560)	224,354	2,886,369
Accrued payroll and employee benefits	184,445	460,100	51,797
Customer deposits	146,239	58,546	78,633
Other accrued liabilities	60,356	525,251	(549,260)
Amounts due to affiliated companies	(79,919)	90,426	(172,997)
Income taxes payable	1,280,674	352,958	(282,545)
Net cash provided by operating activities	14,688,351	9,644,401	7,662,424

Cash flows from investing activities
Purchase of property, plant and equipment	(3,630,912)	(11,055,205)	(12,088,215)
Purchase of intangible assets	(41,441)	-	(96,006)
Deposits paid for property, plant and equipment	(1,054,419)	-	-
Proceeds from disposal of property, plant and equipment	1,200,296	64,438	129,892
Proceeds from disposal of an equity investee	141,753	-	-
Investment in an equity investee	(358,764)	-	(184,722)
Dividends received from an equity investee	200,000	-	-
Repayment received from (advanced to) affiliated companies	262,118	(94,077)	(7,804)
Net cash used in investing activities	(3,281,369)	(11,084,844)	(12,246,855)

Cash flows from financing activities
Proceeds from bank borrowings	17,956,534	20,823,780	18,809,343
Repayment of bank borrowings	(26,383,047)	(19,916,504)	(11,981,294)
Amount due to a shareholder	-	-	(1,638)
Repayment of dividend payable	-	-	(531,034)
Proceeds from minority interest	-	51,277	-
Net cash (used in)/ provided by financing activities	(8,426,513)	958,553	6,295,377

Effect of exchange rate changes on cash balance	50,052	566,907	346,963

Net increase in cash and cash equivalents	3,030,521	85,017	2,057,909
Cash and cash equivalents, beginning of year	6,462,505	6,377,488	4,319,579
Cash and cash equivalents, end of year	9,493,026	6,462,505	6,377,488

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	459,127	591,477	408,123
Income taxes	1,252,093	387,795	314,470

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

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

Winner Group Limited, (subsequently became a subsidiary of the Company), is a limited liability company registered under the laws of the Cayman Islands and was incorporated in Cayman Islands on April 8, 2003. On July 1, 2003, the major shareholder of Winner Group Limited contributed all of his equity interest in 11 entities to Winner Group Limited. Winner Group Limited then became the holding company of the reorganized group with a total of 11 subsidiaries. The transaction was a group reorganization entered into among entities under common control. The reorganization was treated similar to the pooling of interest method with carry over basis. In July 2005, Winner Group Limited entered into a financial advisory agreement with HFG International, Limited, HFG, pursuant to which HFG agreed to provide financial advisory and consulting services in facilitating the transaction by which Winner Group Limited would go public, which, among other things, included locating a proper shell company. In November 2005, HFG recommended Winner Medical Group Inc. to the management of Winner Group Limited and Winner Group Limited started negotiations with Winner Medical Group Inc. on a possible reverse acquisition transaction. Other than fees paid to HFG International, Limited pursuant to that certain Financial Advisory Agreement, no finder’s fees or other forms of consideration were paid by Winner Group Limited or the Company or the Company’s respective officers, directors or shareholders in connection with the share exchange.

On December 16, 2005, Winner Medical Group Inc. and Winner Group Limited entered into a share exchange agreement pursuant to which the stockholders of Winner Group Limited were issued 21,140,420 shares of Winner Medical Group Inc. common stock, in exchange for all 1,143,000 shares of Winner Group Limited that were issued and outstanding as of December 16, 2005. In connection with the acquisition transaction, Winner Group Limited became the wholly owned subsidiary. Even though, from a legal perspective, Winner Medical Group Inc. was the acquirer in this transaction, Winner Group Limited is treated as the acquirer from an accounting perspective.

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

A one for two reverse stock split of all of the Company’s outstanding common stock was effective on October 6, 2009, The Company also reduced its authorized capital to 247,500,000 shares of common stock, par value US$0.001 per share at that date accordingly. All share and weighted average share in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the one for two reverse stock split.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

2.	Summary of Significant Accounting Policies

The principal activities of the Company consist of research and development, manufacturing and trading of medical dressings and medical disposables. All activities of the Company are principally conducted by subsidiaries operating in the People’s Republic of China (“PRC”).

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

Inventories- Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

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

Construction in progress- Assets under construction are stated at cost, which includes all direct cost relating to acquisition or construction cost, including interest charges on borrowings, are capitalized as construction in progress. No depreciation is provided until the construction is completed and the assets are ready for their intended use.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

2.	Summary of Significant Accounting Policies- Continued

Revenue recognition- The Company derives its revenue primarily from the sales of medical dressings and disposals and PurCotton products. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.

Comprehensive income- Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of stockholders’ equity.

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended September 30, 2009, 2008 and 2007, shipping and handling costs expensed to selling expenses were US$3,152,135, US$4,415,131 and US$4,891,760 respectively.

Research and development costs- Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended September 30, 2009, 2008 and 2007, research and development costs expensed to operating expenses were approximately US$1,662,971, US$1,801,821 and US$2,050,000 respectively.

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

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48), which is codified as ASC 740. ASC740 provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

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

The subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency. The subsidiary in Hong Kong has its local currency, Hong Kong Dollar (“HK$”), as its functional currency. On consolidation, the financial statements of the subsidiaries in PRC and in Hong Kong are translated from RMB and HK$ into US$ in accordance with SFAS No. 52, “Foreign Currency Translation”, which is codified as ASC 830. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years. The exchange rate between the RMB and the US$ and used for the years ended September 30, 2009, 2008 and 2007 were RMB6.8290 to US$1, RMB6.8183 to US$1 and RMB7.5108 to US$1, respectively. The exchange rate between the Hong Kong Dollar and the US$ and used for the years ended September 30, 2009 and 2008 were HK$7.7502 to US$1 and HK$7.7787 to US$1, respectively. Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gain and losses resulting from foreign currency translations are included in other comprehensive income.

Fair Value of financial instruments- The carrying amounts of cash and cash equivalents, accounts receivable, deposits and other receivable and other current assets, bank loans, accounts payable and other current liabilities are reasonable estimates of their fair values. All the financial instruments are for trade purposes. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

Post-retirement and post-employment benefits- The Company’s subsidiaries contribute to a state pension scheme in respect of their PRC employees and a mandatory provident fund scheme in respect of its Hong Kong employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Net income per share- Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period. Diluted net income per share gives effect to all dilutive potential ordinary shares outstanding during the year. The weighted average number of common stock outstanding is adjusted to include the number of additional common stock that would have been outstanding if the dilutive potential common stock had been issued. In computing the dilutive effect of potential common stock, the average stock price for the period is used in determining the number of treasury shares assumed to be purchased with the proceeds from the exercise options.

As of September 30, 2009 and 2008, basic and diluted net income per share calculated in accordance with SFAS No. 128, “Earnings Per Share”, which is codified as ASC 260, are reconciled as follows:

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

2.	Summary of Significant Accounting Policies- Continued

	Year ended September 30
	2009	2008
	US$	US$
Basic income per share

Net Income for the year - numerator	9,128,574	5,066,295

Weighted average common stock outstanding - denominator	22,363,675	22,363,675

Net income per share	0.41	0.23

Diluted income per share

Net Income for the year - numerator	9,128,574	5,066,295

Weighted average common stock outstanding - denominator	22,363,675	22,363,675

Effect of dilution

Restricted stock	39,562	147,287
Options	-	-

Weighted average common stock outstanding - denominator	22,403,237	22,510,962

Net income per share	0.41	0.23

On May 7, 2009, 4,167 potential common stock expired. As of September 30, 2009, 10,000 potential common stock relating to options at the exercise price of US$9.50 per share, and representing the total options granted, were excluded from the computation of diluted income per share as the exercise price was higher than the average market price for the year ended September 30, 2009.

Government subsidies- Certain subsidiaries of the Company located in PRC received government subsidies from local PRC government agencies. In general, the Company records the government subsidies received as part of other income unless the subsidies received was earmarked for capital and operating expenditures or to compensate certain expense, which has been accounted for in offsetting the respective expenses.

Value added tax- All the PRC subsidiaries of the Company are subject to value added tax (“VAT”) imposed by PRC government on its purchase and sales of goods. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when it purchases goods from its vendors. VAT rate is 17% in general, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT. Debit balance of VAT payable represents a credit against future collection of output VAT instead of a receivable.

Recent changes in accounting standards- In December 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R, which is codified as ASC 805. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. SFAS No. 141R is effective for the Company’s fiscal year that begins on April 1, 2009. The Company is evaluating the impact, if any, of the adoption of SFAS No. 141R.  The impact will depend on future acquisitions.  It is not expected to have material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interest in Consolidated Financial Statements”, which is codified as ASC 810. ASC 810 amends Accounting Research Bulletin No.51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  ASC 810 defines “a non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent”.  The objective of ASC 810 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company is evaluating the impact, if any, of the adoption of ASC 810.  It is not expected to have material impact on the Company’s consolidated financial position, results of operations and cash flows.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

2.	Summary of Significant Accounting Policies- Continued

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities amendment of FASB Statement No. 133”, which is codified as ASC 815.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  ASC 815 is effective in fiscal years beginning after November 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of ASC 815 will have a material impact on the Company’s disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, which is codified as ASC 350. ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of ASC 350 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements”, which is codified as ASC 840. ASC 840 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. ASC 840 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of ASC 840 on its consolidated financial position and results of operations and is currently not yet in a position to determine such effects.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is codified as ASC 260. ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance of ASC 260, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the effect of ASC 260 on the earnings per share calculation.

In October 2008, the Company adopted SFAS No.157, “Fair Value Measurements”, which is codified as ASC 820, it defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of ASC 820 related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis do not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows. The FASB provided for a one-year deferral of the provisions of ASC 820 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. Accordingly, the Company is still evaluating the impact of the provisions of ASC 820 for non-financial assets and liabilities and is not yet in a position to determine such effects.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which is codified as ASC 805. ASC 805 amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect of ASC 805 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166”). This standard has not yet been codified in the FASB Accounting Standards Codification. SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company is currently evaluating the effect of ASC 805 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

2.	Summary of Significant Accounting Policies- Continued

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles”, which is codified as ASC 105. ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted ASC 105 for the quarter ending September 30, 2009. The adoption of this Statement will not impact the results of operations or financial position, as it only required disclosures.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s consolidated financial statements.

3.	Inventories

Inventories by major categories are summarized as follows:
	September 30,
	2009	2008
	US$	US$

Raw materials	7,083,409	5,400,887
Work in progress	3,768,446	5,839,042
Finished goods	4,080,885	4,599,658
	14,932,740	15,839,587

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2009	2008
	US$	US$
At cost:
Leasehold land and buildings	34,593,816	34,331,569
Plant and machinery	30,826,963	26,905,302
Furniture, fixtures and equipment	3,422,188	2,380,817
Motor vehicles	859,679	866,630
Leasehold improvements	3,750,692	3,514,271
Total	73,453,338	67,998,589

Less: accumulated depreciation and amortization	(20,314,803)	(17,023,596)
Construction in progress	2,632,335	6,962,888
Net book value	55,770,870	57,937,881

All the land in the PRC is owned by the PRC government. The government, according to PRC laws, may grant to entities the right to use of land for a specified period of time (the period of the land used for ordinary industry is 50 years).  Thus, all of the Company’s land purchased in the PRC is considered to be leasehold land and amortized on a straight-line basis over the respective term of the right to use the land. Construction in progress mainly comprises capital expenditures for machinery not yet put to use by the Company either under installation or quality inspection stages.

Included in the cost of the plant and machinery for the production of the Company’s traditional products are sets of machineries amounting to US$118,231 and US$1,969,730 against which total impairment provision of US$33,581 and US$410,312 was made as of September 30, 2009 and 2008 respectively. Interest charges on borrowings totaling US$578,943 and US$434,998 have been capitalized in the cost of property, plant and equipment as of September 30, 2009 and 2008 respectively.

5.	Held-for-sale asset

On July 17, 2008, board of directors passed a resolution to liquidate a Company’s subsidiary in Zhuhai, PRC and obtained the approval from the local government in PRC on July 24, 2008. On September 10, 2008, Board of Directors authorized to sell out a building held by that subsidiary. On September 18, 2008, a sales contract has been signed with an independent third party to transfer the building at a consideration of US$868,333. The Company received the amount of US$868,333 on December 9, 2008 and the gain of this disposal was US$199,527. The carrying amount of the held-for-sale asset as of September 30, 2009 and 2008 were US$Nil and US$607,423, respectively.

Held-for-sale asset consist of the following:
	September 30,
	2009	2008
	US$	US$
At cost:
Building	-	1,051,320
Less: accumulated depreciation	-	(443,897)
Net book value	-	607,423

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

6.	Credit Facilities and Pledged Assets

The subsidiaries in Shenzhen, Tianmen and Huanggang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China, Tianmen Branch of the Industrial and Commercial Bank of China, Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

As of September 30, 2009, the Company had approximately US$25.82 million bank credit facilities from four commercial banks; and after drawdown of US$6.59 million banks loans as of September 30, 2009, there are US$19.23 million unused bank credit facilities.  The maturities of these facilities are generally up to October 2010. For bank loans obtained by other subsidiaries, there were no unused credit lines.  The weighted average interest rates on short-term borrowings as of September 30, 2009 and 2008 were 5.92% and 7.39% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that at September 30, 2009 and 2008, leasehold land and buildings, plant and machinery with net book values of US$6,375,568 and US$6,590,342 respectively, have been pledged as collateral for the above facilities.

As of September 30, 2009 and 2008, the Company has the following short-term bank loans:
	September 30,
	2009	2008
	US$	US$

Bank loans repayable within one year	6,589,545	15,033,073

Original currency in RMB	45,000,000	102,500,000

Bank loans as of September 30, 2009 consist of the following:
				2009
Loan	Loan period	Interest rate	Secured by	US$
A	2009.06.08-2010.06.08	4.78%	Land use rights & buildings	1,464,343
B	2009.06.10-2010.06.10	4.78%	Land use rights & buildings	1,464,343
C	2009.06.30-2010.06.30	4.78%	Land use rights & buildings	1,464,343
D	2009.09.20-2010.09.20	5.31%	Land use rights & buildings	732,173
E	2009.02.27-2010.02.26	5.31%	Land use rights & buildings	1,464,343
				6,589,545

Bank loans as of September 30, 2008 consist of the following:
				2008
Loan	Loan period	Interest rate	Secured by	US$
A	2008.07.03-2009.06.29	8.22%	Land use rights & buildings	1,466,641
B	2008.07.21-2009.06.29	8.22%	Land use rights & buildings	733,321
C	2008.08.22-2009.08.21	8.22%	Land use rights & buildings	733,321
D	2008.08.29-2009.08.28	8.22%	Land use rights & buildings	1,466,641
E	2008.09.27-2009.03.24	6.21%	Land use rights & buildings	1,466,641
F	2008.01.02-2009.01.02	7.47%	Land use rights & buildings	1,173,313
G	2008.01.02-2009.01.02	7.47%	Land use rights & buildings	1,026,649
H	2008.05.27-2009.05.27	7.47%	Land use rights & buildings	1,173,313
I	2008.06.30-2009.04.15	6.57%	Land use rights & buildings	1,319,977
J	2008.09.22-2009.03.22	6.21%	Land use rights & buildings	1,466,641
K	2008.01.22-2009.01.20	7.47%	Land use rights & buildings	2,126,630
L	2008.06.26-2009.06.25	7.84%	Land use rights & buildings	879,985
				15,033,073

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

7.	Prepaid Expenses and Other Receivable

Prepaid expenses and other receivable consist of the following:
	September 30,
	2009	2008
	US$	US$

Value added tax receivable	1,907,195	2,747,965
Deferred expenditure	120,849	122,779
Advance to suppliers	771,565	489,472
Advance to plant and machinery vendors	-	628,499
Others	814,958	745,788
	3,614,567	4,734,503

8.	Investment in Equity Investees

	September 30,
	2009	2008
	US$	US$

Investment cost of L+L Healthcare Hubei Co. Ltd.	1,045,130	1,045,130
Investment cost of Winner Medical Jordan Ltd.	-	184,722
Investment cost of Chengdu Winner Likang Medical Appliance Co. Ltd	358,763	-
Share of accumulated equity in earnings of 50 percent or less owned persons	520,063	288,996
	1,923,956	1,518,848

As of September 30, 2009, the Company holds a 40% equity interest in L+L Healthcare Hubei Co. Ltd. (“L+L”) in PRC, and 49% equity interest in Chengdu Winner Likang Medical Appliance Co. Ltd.

In October 2008, in order to execute a change of the Company’s marketing strategy in Middle East Countries, the Board of Directors of Winner Medical Jordan Ltd., “Winner Jordan”, decided to deregister Winner Jordan. Instead, the Company appointed marketing agents in Jordan for its business in Middle East. The total investment previously put into Winner Jordan is US$184,722, representing a 35% ownership of Winner Jordan. There was no operation in Winner Jordan since its establishment in May 2007. The total loss from Winner Jordan, mainly representing the setting-up expense, since its date of incorporation attributable to the Company, was approximately US$42,967.

In May 2009, Winner Industries (Shenzhen) Co., Ltd.("Winner Shenzhen"), a wholly owned subsidiary of the Company, invested an amount of US$358,764 to Chengdu Winner Likang Medical Appliance Co. Ltd. representing 49% equity interest held.

The share of equity in earnings of equity investees during the years ended September 30, 2009, 2008 and 2007 were US$388,099, US$93,298 and US$178,693 respectively.

9.	Intangible Assets

	September 30,
	2009	2008
	US$	US$

Patent, cost	51,643	51,317
Trademark, cost	154,734	113,911
Less: accumulated amortization	(59,369)	(39,087)
Net book value	147,008	126,141

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

10.	Other Accrued Liabilities

Other accrued liabilities consist of the following:
	September 30,
	2009	2008
	US$	US$

Transportation costs	272,800	470,186
Accrued expenses	306,600	362,223
Deposit received	281,191	255,558
Advance from staff	105,492	110,621
Payable to vendors	305,746	184,472
Government subsidy receipt in advance	419,309	428,479
Value added tax payable	238,217	407,601
Other taxes payable	255,948	90,822
Commission expenses	190,690	-
Withholding tax payable	116,582	116,582
Others	82,161	91,782
	2,574,736	2,518,326

11.	Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States of federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the years. The applicable income tax rate for the Company for each of the years ended September 30, 2009, 2008 and 2007 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for this subsidiary for each of the years ended September 30, 2009 and 2008 is 16.5%.

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

Winner Medical (Huanggang) Co., Ltd. enjoys its full tax exemption from January 1, 2008, and the 50% tax exemption from January 1, 2010. The preferential tax incentives will expire on December 31, 2012. Winner Medical & Textile Ltd., Chongyang enjoys the 50% tax exemption from January 1, 2008, and from January 1, 2011, Winner Medical & Textile Ltd., Chongyang will be subject to an enterprise income tax rate of 25%. Shanghai Winner Medical Apparatus Co., Ltd. enjoys the 50% tax exemption from January 1, 2009 and will be expired on December 31, 2011.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

11.	Income Taxes- Continued

PRC

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd., Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen were separately reported to the local tax office to reflect the different tax incentive status enjoyed by both entities. The applicable income tax rates for Winner Hubei and Winner Tianmen was 12.5% and 25% respectively for calendar years 2008 and 2009. The preferential tax incentives will be expired on December 31, 2009.

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained the High and New Technology Enterprise Certificate granted by the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the year end of 2011. The applicable corporate income tax rates of Winner Shenzhen were 18% and 20% for the first 9 months and the last 3 months of 2008 respectively, which was in accordance to the grandfather period arrangement in Shenzhen PRC under the EIT Law.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, which is codified as ASC 740. The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until September 30, 2009, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended September 30, 2009 and 2008, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

The provision for income taxes consists of the following:
	Year ended September 30,
	2009	2008	2007
	US$	US$	US$
Current tax
- PRC	1,997,095	912,954	204,900
- HK	607,012	(218,829)	(225,130)
Deferred tax	(246,014)	(103,007)	5,215
	2,358,093	591,118	(15,015)

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Year ended September 30,
	2009	2008	2007
	US$	US$	US$

Tax calculated at domestic statutory rate (2009: 25%; 2008: 25%; 2007: 33%)	2,855,294	1,390,792	1,868,875
Effect of different tax rates in various jurisdictions	(19,255)	52,490	-
Effect on opening deferred tax balances resulting from change in applicable tax rate	12,847	(90,436)	-
Tax effect of preferential tax treatment	(1,139,766)	(730,373)	(1,365,613)
Tax effect of expenses not deductible for tax purpose	137,559	15,805	(1,105)
Tax effect of government subsidies not subject to tax	(106,256)	(69,418)	(90,650)
Tax effect of withholding tax on distributed profits of a PRC subsidiary	601,038	-	-
(Over)/Under provision in previous year	(747)	22,315	(400,500)
Others	17,379	(57)	(26,022)
	2,358,093	591,118	(15,015)

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

11.	Income Taxes- Continued

Had the all above tax holidays and concessions not been available, the tax charge would have been higher by  US$1,139,766, US$730,373 and US$1,365,613 and the basic and diluted net income per share would have been lower by US$0.05, US$0.03 and US$0.06 for the years.No income tax arose in the United States of America in any period presents.

The components of deferred tax assets recognized is as follows:

	September 30,
	2009	2008
	US$	US$
Deferred tax assets

Current: -
Future benefit of tax losses	85,349	59,368
Temporary differences in accrued liabilities	41,744	35,380
Temporary differences in inventories	173,782	87,641
Temporary difference in bad debt	58,276	25,409
	359,151	207,798

Non current: -
Future benefit of tax losses	153,634	-
Temporary differences in property, plant and equipment	98,556	158,280
	252,190	158,280

The component of deferred tax liabilities recognized is as follows:

	September 30,
	2009	2008
	US$	US$
Non current: -
Temporary differences in property, plant and equipment	41,899	41,965

The net operating loss attributable to those PRC subsidiaries can only be carried forward for a maximum period of five years. The tax losses will be expired in fiscal years 2014 and 2015 were US$2,142,665 and US$20,507 respectively.

12.	Related Party Transactions

Mr. Jianquan Li, a director with a controlling interest in Safe Secure Packing (Shenzhen) Co., Ltd (“Safe Secure”), sold all of his controlling interest in Safe Secure to a third party as of September 30, 2007. During the year ended September 30 2007, the Company sold goods to Safe Secure for US$1,740, and purchased goods from it for US$491,463.

During the years ended September 30, 2009, 2008 and 2007, the Company sold goods to Winner Medical & Textile (H.K.) Limited for US$Nil, US$894,560 and US$809,168 respectively. During the years ended September 30, 2009, 2008 and 2007, the Company purchased goods from Winner Medical & Textile (H.K.) Limited for US$5,846, US$Nil and US$Nil respectively. Mr. Jianquan Li, director of the Company, has a controlling interest in Winner Medical & Textile (H.K.) Limited. As of September 30, 2009 and 2008, the outstanding balance due from Winner Medical &Textile (H.K.) Limited were US$Nil and US$183,247 respectively.

During the years ended September 30, 2009, 2008 and 2007, the Company purchased goods from L+L Healthcare Hubei Co., Ltd. (“L+L”) for US$67,848, US$716,248, and US$490,818 respectively.  During the years ended September 30, 2009, the Company purchased a set of machineries and received dividend from L+L for US$36,593 and US$200,000, respectively. As of September 30, 2009, 2008 and 2007, amount due from L+L was US$Nil, US$166,111 and US$150,796 respectively. As of September 30, 2009 and 2008, amount due to L+L was US$56,349 and US$24,219 respectively.

The amounts due from/to the above affiliated companies with the exception of L+L are unsecured, interest free and payable according to the trading credit terms. The amount due from L+L.is unsecured, 5% interest bearing and payable according to the trading credit terms.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

13.	Stock-Based Compensation

Stock-Based Compensation- The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS No. 123(R)"), which is codified as ASC 718. ASC 718 requires that share-based payment transactions with employees, such as share options, are measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. Compensation expense is recognized for those awards that are expected to vest, which the Company estimates based upon historical forfeitures.

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions, are fully transferable and negotiable in a free trading market, to value its options under the independent director’s contract.  Use of an option valuation model, as required by ASC 718, includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.

	Year ended September 30,
	2009

Risk free interest rate		0.38%
Volatility		224.89%
Expected life (years)		3
Dividends		-
Weighted average fair value of options granted during the period	US$	1.24

In a contract signed on May 8, 2006, the Company agreed to grant to two of its independent directors each year non-qualified options for purchasing up to 10,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date.  On May 8, 2006, a total of 4,167 non-qualified options was granted and expired on May 7, 2009. On February 6, 2007, a total of 10,000 non-qualified options was granted. On October 1, 2007, the Company and two of its independent directors agreed to increase the cash compensation to them of US$5,000 each, and in order to substitute the option compensation terms agreed in the previous contracts.  The options granted on February 6, 2007 according to the previous contracts are still valid.  There was no stock-based compensation cost relating to the non-qualified options recorded for the years ended September 30, 2009 and 2008, respectively. Instead, the total cash compensation costs for independent directors for the year ended September 30, 2009 and 2008 are US$75,000 and US$ 75,000, respectively. Instead, the total cash compensation costs for independent directors for the year ended September 30, 2009, 2008 and 2007 are US$75,000, US$75,000 and US$62,000, respectively.

A summary of option activity under the Plan as of September 30, 2009, and changes during the year ended is presented below:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years

Outstanding at September 30, 2007	14,167	12.15	2.12
Granted (from October 1, 2007 to September 30, 2008)
Exercised (from October 1, 2007 to September 30, 2008)	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2008	14,167	12.15	1.13
Granted (from October 1, 2008 to September 30, 2009)	-	-	-
Exercised (from October 1, 2008 to September 30, 2009)	-	-	-
Forfeited or expired	(4,167)	-	-
Outstanding at September 30, 2009	10,000	9.50	0.35

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

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

13.	Stock-Based Compensation- Continued

Following this incentive plan, the Company granted 500,000 units out of the total 600,000 authorized restricted stock units on October 7, 2007. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income, annual sales objectives, and the participant’s individual performance objectives are fulfilled. Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 7, 2007, which was $3.60 per share, and assumes that the individual achieves the applicable corporate and individual objectives set forth in the award.

On October 15, 2008, the Company’s Board of Directors approved to grant the remaining 100,000 units out of the total 600,000 authorized restricted stock units. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net, income, annual sales objectives, and the participant’s individual performance objectives are fulfilled. Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 15, 2008, which was US$0.50 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

On September 8, 2009, the Board of Directors approved a 2010-11 Restricted Stock Unit Incentive Plan, the “2010-2011 Plan”, an equity incentive compensation program for fiscal years 2010 and 2011. This 2010-2011 plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees, where a participant will be eligible to receive one share of our common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

Following this incentive plan, the Company granted 250,000 units out of the total 300,000 authorized restricted stock units on September 8, 2009. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on September 7, 2012 and the second 50% on September 7, 2013 if the target of corporate net income, annual sales objectives, and the participant’s individual performance objectives are fulfilled. Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of September 8, 2009, which was $4.40 per share, and assumes that the individual achieves the applicable corporate and individual objectives set forth in the award.

As of September 30, 2009, a total of 75,500 units were cancelled due to the resignation of employees.

A summary of the restricted stock units activity under the 2008-2009 Plan and 2010 –2011 Plan is as follows:
	2008-09 plan	2010-11 plan	Total
	Number of units	Number of units	Number of units

Units outstanding at October 1, 2007	-	-	-
Granted	500,000	-	500,000
Cancelled	(44,250)	-	(44,250)
Units outstanding at September 30, 2008	455,750	-	455,750
Granted	100,000	250,000	350,000
Cancelled	(31,250)	-	(31,250)
Units outstanding at September 30, 2009	524,500	250,000	774,500

The Company recorded share-based compensation expense of US$300,433, US$382,830 and US$23,350 for the years ended September 30, 2009, 2008 and 2007 respectively.

Management considered that the fair value of outstanding restricted share units is approximate to the market value of the Company’s common stock, as at September 30, 2009, the market value of the Company’s common stock is US$4.20.

14.	Commitments and Contingencies

Operating leases- The Company was obligated under operating leases requiring minimum rentals as follows:

Year ending September 30,	US$

2010	179,673
2011	92,073
2012	23,293
Total minimum lease payments	295,039

Rental expenses under operating leases included in the income statement were US$372,479, US$291,431 and US$266,382 for the years ended September 30, 2009, 2008 and 2007 respectively.

Marketing service agreement-The Company’s subsidiary in Shenzhen entered into a 5-year consulting agreement with a consulting firm on July 27, 2009 for receiving services of developing marketing, brand building and promotion planning of the Company’s own branded consumer products in China. Pursuant to the agreement, the Company is committed to pay the consulting firm an annual fee of US$146,548 each year in the following five years with a total of US$732,740. The Company has also promised to award a maximum of 1 million restricted stock units to the consulting firm in 5 years upon the achievement of agreed marketing objectives by the consulting firm, subject to the approval of the Company.

 Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$2,840,864 and US$417,466 as of September 30, 2009 and 2008 respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

15.	Stockholders’ Equity

Common Stock

In November 2007, the Company issued a total of 25,000 shares of common stock to Heritage Management Consultants, Inc. (“Heritage”), representing the share-based compensation to Heritage for the service obtained from January 25, 2006 to 2007. The total compensation expense of such consulting service was US$200,000, in which US$34,206 and US$165,794 representing the compensation expense recorded for the period from October 1, 2006 to January 24, 2007 and the period from January 25, 2006 to September 30, 2006, respectively.

On October 6, 2009, the Company’s Board of Directors approved, authorized and recommended to the Company’s stockholders to amend and restate the Company’s Restated Certificate of Incorporation to affect a one-for-two reverse split of each of the outstanding shares of the Company’s common stock. All share, weighted average share as well as stock option, non-vested restricted stock units and contingently issuable share amounts, in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the one-for-two reverse stock split. The one-for-two reverse stock split did not affect the par value per share. The Company also reduced its authorized capital to 247,500,000 shares of common.

16.	Employee Retirement Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expenses related to this plan, which is calculated at a range of 8%-29% of the average monthly salary, was US$626,606, US$515,232 and US$356,113 for the years ended September 2009, 2008 and 2007 respectively.

According to the Mandatory Provident Fund ("MPF") legislation regulated by the Mandatory Provident Fund Schemes Authority in Hong Kong, with effect from December 1, 2000, the Company is required to participate in a MPF scheme operated by approved trustees in Hong Kong and to make contributions for its eligible employees.  The contributions borne by the Company are calculated at 5% of the salaries and wages (monthly contribution is limited to 5% of HK$20,000 for each eligible employee) as calculated under the MPF legislation.  The expense related to the MPF in the years ended September 30, 2009, 2008 and 2007 amounted to US$16,434, US$1,608 and US$Nil respectively.

17.	Operating Risk

Concentrations of credit risk, major customers and suppliers-A substantial percentage of the Company’s sales is made to one customer, Sakai Shoten Co., Ltd. and is typically sold on an open account basis.  The sales to Sakai Shoten Co., Ltd. accounted for 15%, 16% and 19% of the total net sales for the years ended September 30, 2009, 2008 and 2007, respectively. Sales to the above customer relate to traditional product segment.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.  There was bad debt expense US$143,436, US$85,976 and US$13,667 during the years ended September 30, 2009, 2008 and 2007 respectively.

Interest rate risk-The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 6.  Other financial assets and liabilities do not have material interest rate risk.

Credit risk- In order to reduce the risk of inability to collect the accounts receivable, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective on April 25, 2009 and automatically renewable subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is US$4 million.

Foreign currency risk- The Company’s reporting currency is US dollar and the majority of its revenues will be settled in RMB and US dollars. All of the Company’s assets are denominated in RMB except for cash and accounts receivable. The Company’s subsidiaries used the functional currency to pay material purchased, labor and other operating costs. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US dollars and RMB.

The value of the RMB, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in PRC's political and economic conditions. In addition, the RMB is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

17.	Operating Risk- Continued

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

On September 30, 2009 and 2008, the exchange rates of RMB against US dollar were 6.8290 and 6.8183, respectively; the appreciation of RMB against US dollar was 0.16%. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various adverse effects on the Company’s business.

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

19.	Subsequent Events

On October 6, 2009 the Board of Directors approved a one-for-two reverse stock split of the Company’s authorized common and a decrease in the Company’s authorized capital from 495,000,000 shares of common stock (par value US$0.001) to 247,500,000 shares of common stock (par value US$0.001). All share numbers in these financial statements and footnotes have been retroactively adjusted to account for the reverse split.

The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosure through December 7, 2009, the date of the financial statements were issued, and has reflected or disclosed those items within the consolidated financial statements as deemed appropriate.

20.	Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposables. All of the Company’s sales are from the Company’s operation within PRC, and all of the Company’s long-lived assets are located in PRC. The Company’s sales to customers by geographic destination are analyzed as follows:

	Year ended September 30,
	2009	2008	2007
	US$	US$	US$

Europe	39,599,367	40,582,122	30,969,642
Japan	17,607,093	16,340,084	15,182,130
America	18,824,050	12,403,209	8,824,161
PRC	16,601,617	10,963,382	8,526,756
Others	5,753,476	5,216,965	6,778,271
Total net sales	98,385,603	85,505,762	70,280,960

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

21.	Segment Information

The Company has two reportable segments: traditional products (Medical Care, Wound Care, and Home Care) and new style PurCotton Products.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the years ended September 2009 and 2008 are as follows:

	Year ended September 30,
	2009	2008
Net sales:	US$	US$
Segment:
Traditional products	92,917,388	84,147,242
PurCotton products	5,468,215	1,358,520
Consolidated total	98,385,603	85,505,762

Gross profits:
Segment:
Traditional products	26,489,536	21,323,950
PurCotton products	1,451,684	95,231
Consolidated total	27,941,220	21,419,181

Income before income taxes and minority interests:
Segment:
Traditional products	11,485,885	6,760,503
PurCotton products	(64,709)	(1,197,337)
Consolidated total	11,421,176	5,563,166

Net income:
Segment:
Traditional products	8,930,653	6,263,632
PurCotton products	197,921	(1,197,337)
Consolidated total	9,128,574	5,066,295

Depreciation and amortization:
Segment:
Traditional products	3,573,817	3,261,966
PurCotton products	1,185,275	784,263
Consolidated total	4,759,092	4,046,229

	September 30,
	2009	2008
Total assets:
Segment:
Traditional products	71,599,230	75,552,814
PurCotton products	32,925,196	29,587,955
Segment total	104,524,426	105,140,769
Reconciliation to consolidated totals:
Elimination of other receivable from inter-segments	(3,588,417)	(3,222,678)
Consolidated total	100,936,009	101,918,091

EXHIBIT INDEX

Exhibit No.	Description

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

10.6
Independent Director’s Contract, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Larry Goldman, CPA [incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.7
Independent Director’s Contract, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Richard B. Goodner, Esq. [incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.8
Independent Director’s Contract, dated as of May 8, 2006, by and between Winner Medical Group Inc. Dr. Horngjon Shieh [incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.9
Indemnification Agreement, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Larry Goldman, CPA [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.10
Indemnification Agreement, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Richard B. Goodner, Esq. [incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.11
Indemnification Agreement, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Dr. Horngjon Shieh [incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.12
English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Jianquan Li. [incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 10-K filed on December 9, 2008]

10.13
English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Xiuyuan Fang. [incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 10-K filed on December 9, 2008]

10.14
English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Jiagan Chen. [incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 10-K filed on December 9, 2008]

10.15
English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Nianfu Huo. [incorporated by reference to Exhibit 10.15 to the registrant’s current report on Form 10-K filed on December 9, 2008]

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

14	Code of ethics, dated May 9, 2006. [incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 11, 2006]

21	List of subsidiaries of the registrant*

23.1	Consent of BDO Limited*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith