Form 10-Q
period 2009-12-31
WINNER MEDICAL GROUP INC
filed 2010-02-10
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 10, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,363,675

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three months ended December 31, 2009 and 2008

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F1
Condensed Consolidated Statements of Income and Comprehensive Income	F2
Condensed Consolidated Statements of Stockholders’ Equity	F3
Condensed Consolidated Statements of Cash Flows	F4
Notes to Condensed Consolidated Financial Statements	F5-F12

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
	2009	2009
	(Unaudited)	(Unaudited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	7,476,616	9,493,026
Restricted bank deposits	133,929	123,868
Accounts receivable, less allowances for doubtful accounts of US$578,831 and US$244,401 at December 31, 2009 and September 30, 2009, respectively	13,401,545	13,148,462
Amount due from an affiliated company	26,491	-
Inventories	14,974,014	14,932,740
Prepaid expenses and other receivables	5,976,808	3,614,567
Income taxes recoverable	31,638	30,910
Deferred tax assets	462,878	359,151
Total current assets	42,483,919	41,702,724
Property, plant and equipment, net	56,036,622	55,770,870
Investment in equity investees	1,893,677	1,923,956
Intangible assets, net	140,565	147,008
Non-current restricted bank deposits	34,904	34,917
Prepaid expenses and other receivables	1,780,298	1,104,344
Deferred tax assets	104,075	252,190
Total assets	102,474,060	100,936,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	3,661,287	6,589,545
Accounts payable	5,412,730	4,843,404
Accrued payroll and employee benefits	2,300,876	2,072,892
Customer deposits	493,168	603,824
Other accrued liabilities	3,085,505	2,574,736
Amounts due to affiliated companies	21,137	56,349
Income taxes payable	1,237,027	1,938,941
Total current liabilities	16,211,730	18,679,691

Deferred tax liabilities	41,904	41,899
Total liabilities	16,253,634	18,721,590

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share;
authorized 247,500,000, issued and
outstanding December 31, 2009 –22,363,675 shares; September 30, 2009 –22,363,675 shares	22,364	22,364
Additional paid-in capital	31,469,026	31,166,123
Retained earnings	40,802,138	36,797,172
Statutory reserves	3,343,841	3,428,095
Accumulated other comprehensive income	10,544,977	10,717,850
Total Winner Medical Group Inc stockholders’ equity	86,182,346	82,131,604
Non-controlling interests	38,080	82,815
Total equity	86,220,426	82,214,419

Total liabilities and equity	102,474,060	100,936,009

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended December 31
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$

Net sales	29,786,805	25,730,274

Cost of sales	(20,354,958)	(19,126,878)
Gross profit	9,431,847	6,603,396

Other operating income, net	440,463	484,964
Exchange difference, net	(24,380)	(885,012)
Selling, general and administrative expenses	(5,323,719)	(4,458,526)

Income from operations	4,524,211	1,744,822
Interest income	17,872	12,516
Interest expense	(53,846)	(208,409)
Equity in earnings of 50 percent or less owned persons	(30,322)	89,876
Income before income taxes	4,457,915	1,638,805

Income taxes	(581,887)	(260,128)
Net income	3,876,028	1,378,677

Net loss attributable to non-controlling interests	44,684	96,207
Net income attributable to Winner Medical Group Inc.	3,920,712	1,474,884

Comprehensive income:
Net income	3,876,028	1,378,677
Foreign currency translation difference	(172,924)	(167,682)
Comprehensive income attributable to non-controlling interests	44,735	96,207

Comprehensive income attributable to Winner Medical Group Inc.	3,747,839	1,307,202

Net income attributable to Winner Medical Group Inc. per share
- basic	0.18	0.07
- diluted	0.17	0.07

Weighted average common stock outstanding
- basic	22,363,675	22,363,675
- diluted	22,473,167	22,417,239

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Equity attributable to Winner Medical Group Inc.
	Common stock		Additional			Accumulated other
	Stock		paid-in	Retained	Statutory	comprehensive	Non- controlling	Total
	outstanding	Amount	capital	earnings	reserves	income	interests	equity
		US$	US$	US$	US$	US$	US$	US$

Balance at September 30, 2008	22,363,675	22,364	30,865,690	28,791,259	2,305,434	10,777,004	148,306	72,910,057
Restricted stock units granted	-	-	300,433	-	-	-	-	300,433
Net income	-	-	-	9,128,574	-	-	(65,491)	9,063,083
Foreign currency translation difference	-	-	-	-	-	(59,154)	-	(59,154)
Transfer to statutory reserves	-	-	-	(1,122,661)	1,122,661	-	-	-
Balance at September 30, 2009	22,363,675	22,364	31,166,123	36,797,172	3,428,095	10,717,850	82,815	82,214,419
Restricted stock units granted	-	-	302,903	-	-	-	-	302,903
Net income	-	-	-	3,920,712	-	-	(44,684)	3,876,028
Foreign currency translation difference	-	-	-	-	-	(172,873)	(51)	(172,924)
Transfer from statutory reserves	-	-	-	84,254	(84,254)	-	-	-
Balance at December 31, 2009	22,363,675	22,364	31,469,026	40,802,138	3,343,841	10,544,977	38,080	86,220,426

Note: The common stock issued has been retroactively restated to reflect a reverse stock split of one new share of common stock for two old shares of common stock, effectively October 6, 2009. The authorized shares and the par value per share, as referred to in these condensed consolidated financial statements have been restated where applicable to give retroactive effect of the reverse stock split.

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	3,876,028	1,378,677
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	1,184,312	1,102,644
Amortization of intangible assets	6,460	4,402
Gain on disposal of property, plant and equipment	(4,245)	(192,333)
Impairment of property, plant and equipment	-	51,290
Equity in earnings of 50 percent or less owned persons	30,322	(89,876)
Stock based compensation expenses	302,902	101,541
Deferred tax	44,459	(31,385)
Changes in operating assets and liabilities:
Restricted bank deposits	(10,149)	(538)
Accounts receivable	(251,542)	595,210
Amounts due from affiliated companies	(26,491)	46,268
Inventories	(39,524)	(1,560,918)
Prepaid expenses and other receivables	(2,360,296)	1,113,839
Income taxes recoverable	(724)	62,882
Accounts payable	568,759	(1,447,886)
Accrued payroll and employee benefits	227,742	163,961
Customer deposits	(110,726)	94,076
Other accrued liabilities	510,467	13,974
Amounts due to affiliated companies	(35,218)	(9,973)
Income taxes payable	(701,814)	237,606
Net cash provided by operating activities	3,210,722	1,633,461

Cash flows from investing activities
Purchase of property, plant and equipment	(1,446,762)	(668,588)
Deposits paid for property, plant and equipment	(677,348)	-
Proceeds from disposal of property, plant and equipment	7,470	856,810
Proceeds from disposal of an equity investee	-	121,799
Net cash (used in)/ provided by investing activities	(2,116,640)	310,021

Cash flows from financing activities
Proceeds from bank borrowings	-	4,760,858
Repayment of bank borrowings	(2,928,858)	(5,420,054)
Net cash used in financing activities	(2,928,858)	(659,196)

Effect of exchange rate changes on cash balance	(181,634)	(11,960)

Net (decrease)/ increase in cash and cash equivalents	(2,016,410)	1,272,326
Cash and cash equivalents, beginning of period	9,493,026	6,462,505
Cash and cash equivalents, end of period	7,476,616	7,734,831

Supplemental disclosures of cash flow information:
Cash paid (refund) during the period for:
Interest	53,846	208,409
Income taxes	1,240,176	(9,635)

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended December 31, 2009 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2009. The Company follows the same accounting policies in preparation of interim reports.

On October 6, 2009, the Company’s Board of Directors approved and authorized the Company to complete a one-for-two reverse split of the Company’s common stock, decreasing the Company’s authorized capital to 247,500,000 shares of common stock and 2,500,000 shares of preferred stock, par value $0.001 per share. Pursuant to the Nevada Revised Statues, shareholder approval of this action was not required. The authorized shares, the par value per share, earning per share, common stock outstanding and weighted average common stock outstanding as referred to in these condensed consolidated financial statements have been restated where applicable to give retroactive effect of the reverse stock split.

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

3.  Recently Issued Accounting Pronouncements

   In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Company’s financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Recently Issued Accounting Pronouncements-Continued

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

4.  Net Income Attributable to Winner Medical Group Inc. Per Share

Net income attributable to Winner Medical Group Inc. per share- Basic net income attributable to Winner Medical Group Inc. per share is computed by dividing net income attributable to Winner Medical Group Inc. available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income attributable to Winner Medical Group Inc. per share gives effect to all dilutive potential ordinary shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  At December 31, 2009 and 2008, the basic and diluted net income attributable to Winner Medical Group Inc. per share calculated in accordance with SFAS No. 128, "Earnings Per Share", which is codified as ASC 260, are reconciled as follows:
	Three months ended December 31
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	3,920,712	1,474,884

Weighted average common stock outstanding	22,363,675	22,363,675

Net income attributable to Winner Medical Group Inc. per share	0.18	0.07

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	3,920,712	1,474,884

Weighted average common stock outstanding	22,363,675	22,363,675

Effect of dilution

Restricted stock	109,492	53,564
Options	-	-

Weighted average common stock outstanding	22,473,167	22,417,239

Net income attributable to Winner Medical Group Inc. per share	0.17	0.07

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Net Income Attributable to Winner Medical Group Inc. Per Share- Continued

           On May 7, 2009, 4,167 potential common shares expired. As of December 31, 2009, 10,000 potential common shares relating to options at the exercise price of US$9.50 per share, and representing the total options granted, were excluded from the computations of diluted income per share as the exercise price was higher than the average market price for the three months ended December 31, 2009.

5.  Inventories

Inventories by major categories are summarized as follows:
	December 31	September 30
	2009	2009
	(Unaudited)	(Unaudited)
	US$	US$
Raw materials	6,121,850	7,083,409
Work in progress	3,997,599	3,768,446
Finished goods	4,854,565	4,080,885
	14,974,014	14,932,740

6.  Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the first quarter. The applicable income tax rate for the Company for the three months ended December 31, 2009 and 2008 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for the subsidiary for the three months ended December 31, 2009 and 2008 is 16.5%.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes-Continued

               In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd., Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen were separately reported to the local tax office to reflect the different tax incentive status enjoyed by both entities. The applicable income tax rates for Winner Hubei and Winner Tianmen was 12.5% and 25% respectively for calendar years 2008 and 2009. The preferential tax incentives expired on December 31, 2009.

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained the High and New Technology Enterprise Certificate granted by the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the year end of 2011. The applicable income tax rates for Winner Shenzhen was 15% and 18% for the three months ended December 31, 2009 and 2008, respectively.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd., or “Shenzhen PurCotton” was established.  The applicable income tax rates for Shenzhen PurCotton was 25% for the three months ended December 31, 2009.

               On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, which is codified as ASC 740. The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until December 31, 2009, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended December 31, 2009 and 2008, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

7.  Related Party Transactions

During the three months ended December 31, 2009 and 2008, the Company purchased goods from L+L Healthcare Hubei Co., Ltd.(“L+L”), an equity investee, for US$375 and US$5,219. As of December 31, 2009 and September 30, 2009, amount due to L+L were US$119 and US$56,349, respectively.

During the three months ended December 31, 2009 and 2008, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd. (“Winner Chengdu”), an equity investee, for US$22,641 and US$Nil and purchased from it for US$17,964 and US$Nil, respectively. As of December 31, 2009 and September 30, 2009, amount due from Winner Chengdu were US$26,491 and US$Nil, respectively, and amount due to Winner Chengdu were US$21,018 and US$Nil, respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and payable according to the trading credit terms.

8.  Stock-Based Compensation

Stock-Based Compensation - The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS No. 123(R)"), ''Share-based Payment'', which is codified as ASC 718, ''Compensation-Stock Compensation'', which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock-Based Compensation- Continued

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions, are fully transferable and negotiable in a free trading market, to value its options under the independent director’s contract.  Use of an option valuation model, as required by SFAS No. 123(R), “Accounting for Stock-Based Compensation”, which is codified as ASC 718, ''Compensation-Stock Compensation'', includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.
Three months ended December 31
2009
(Unaudited)

Risk free interest rate	0.44%
Volatility	118.38%
Expected life (years)	3
Dividends	-
Weighted average fair value of options outstanding	US$0.46

In a contract signed on May 8, 2006, the Company agreed to grant to two of its independent directors each year non-qualified options for purchasing up to 10,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date.  On May 8, 2006, a total of 4,167 non-qualified options was granted and expired on May 7, 2009. On February 6, 2007, a total of 10,000 non-qualified options was granted. On October 1, 2007, the Company and two of its independent directors agreed to increase the cash compensation to them of US$5,000 each, and in order to substitute the option compensation terms agreed in the previous contracts.  The options granted on February 6, 2007 according to the previous contracts are still valid.  There was no stock-based compensation cost relating to the non-qualified options recorded for the three months ended December 31, 2009 and 2008, respectively. Instead, the total cash compensation costs for independent directors for the three months ended December 31, 2009 and 2008 are US$18,750 and US$Nil respectively.

A summary of option activity under the Plan as of December 31, 2009, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(Unaudited)	(Unaudited)	(Unaudited)
		US$	Years

Outstanding at September 30, 2008	14,167	12.15	1.13
Granted (from October 1, 2008 to September 30, 2009)	-	-	-
Exercised (from October 1, 2008 to September 30, 2009)	-	-	-
Forfeited or expired	(4,167)	-	-
Outstanding at September 30, 2009	10,000	9.50	0.35
Granted (from October 1, 2009 to December 31, 2009)	-	-	-
Exercised (from October 1, 2009 to December 31, 2009)	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2009	10,000	9.50	0.10

             On October 7, 2007, the Board of Directors approved a 2008-09 Restricted Stock Unit Incentive Plan, the “2008-2009 Plan”, a stock incentive compensation program for fiscal years 2008 and 2009.  This 2008-2009 Plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

               Following this incentive plan, the Company granted 500,000 units out of the total 600,000 authorized restricted stock units on October 7, 2007. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 7, 2007, which was $3.60 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation-Continued

On October 15, 2008, the Company’s Board of Directors approved to grant the remaining 100,000 units out of the total 600,000 authorized restricted stock units. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 15, 2008, which was US$0.50 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

On September 8, 2009, the Board of Directors approved a 2010-11 Restricted Stock Unit Incentive Plan, the “2010-2011 Plan”, a stock incentive compensation program for fiscal years 2010 and 2011. This 2010-2011 plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

Following this incentive plan, the Company granted 250,000 units out of the total 300,000 authorized restricted stock units on September 8, 2009. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on September 7, 2012 and the second 50% on September 7, 2013 if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of September 8, 2009, which was $4.40 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

               As of December 31, 2009, a total of 102,000 units were cancelled due to the resignation of employees.

              A summary of the restricted stock units activity under the 2008-2009 Plan and 2010 –2011 Plan is as follows:

	2008-09 plan	2010-11 plan	Total
	Number of units	Number of units	Number of units
	(Unaudited)	(Unaudited)	(Unaudited)

Units outstanding at October 1, 2007	-	-	-
Granted	500,000	-	500,000
Cancelled	(44,250)	-	(44,250)
Units outstanding at September 30, 2008	455,750	-	455,750
Granted	100,000	250,000	350,000
Cancelled	(31,250)	-	(31,250)
Units outstanding at September 30, 2009	524,500	250,000	774,500
Granted	-	-	-
Cancelled	(26,500)	-	(26,500)
Units outstanding at December 31, 2009	498,000	250,000	748,000

             On July 27, 2009, the Company’s subsidiary in Shenzhen entered into a 5-year consulting agreement with a consulting firm for receiving services of developing marketing, brand building and promotion planning of the Company’s own branded consumer products in China. Pursuant to the agreement, the Company is committed to pay the consulting firm a cash compensation of US$146,548 each year in the following five years with a total of US$732,740. The Company has also granted 500,000 restricted stock units to the consulting firm for the 5-year services. Vesting condition of these restricted stock units depends upon the achievement of the agreed marketing objectives by the consulting firm, subject to the approval of the Company. The service contract explicitly stated that if the consulting firm withdraws from the contract, the consulting firm has to pay a compensation of US$1,350,000 to the Company. The Company’s management considers that this compensation clause established a sufficiently large disincentive for non-performance and therefore the related share-based compensation would be determined by the grant date fair value of the common stock as of July 27, 2009, which was $2.70 per share. The Company recorded share-based compensation expense related to this marketing service agreement of US$71,263 and cash compensation expense of US$36,637 for the three months ended December 31, 2009.

             The total share-based compensation expense including both the employee incentive plan and the marketing service agreement mentioned above was US$302,903 for the three months ended December 31, 2009.

             Management considered that the fair value of outstanding restricted share units is approximate to the market value of the Company’s common stock, as at December 31, 2009, the market value of the Company’s common stock is US$7.38.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

(Unaudited)
US$
Nine months ending September 30, 2010 Year ending September 30	186,734
2011	185,720
2012	82,424
2013	11,167
2014	-
Total minimum lease payments	466,045

Rental expenses under operating leases included in the statement of income were US$95,307 and US$80,849 for the three months ended December 31, 2009 and 2008 respectively.

Purchase obligations- The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$2,014,190 and US$229,133 as of December 31, 2009 and 2008 respectively.

10.  Fair Value Measurement

The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, accounts receivable, deposits and other receivable and other current assets, bank loans, accounts payable and other current liabilities are reasonable estimates of their fair values. All the financial instruments are for trade purposes. Fair value of the amounts due to or from affiliates cannot readily determined because of the nature of the related party transactions.

11.  Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis.  The sales to this customer accounted for 13% and 16%, of the total net sales for the three months ended December 31, 2009 and 2008, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.  There was bad debt expense US$334,430, and bad debt recovery of US$24,855 during the three months ended December 31, 2009 and 2008 respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 4.78% to 5.31%.  Other financial assets and liabilities do not have material interest rate risk.

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

Foreign currency risk - The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2009 and 2008, the exchange rates of RMB against US dollar were 6.8282 and 6.8346 respectively; the appreciation of RMB against US dollar was 0.09%. The exchange rates of RMB against Euro were 9.7971 and 9.6590 respectively. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposables.  The Company's sales by geographic destination are analyzed as follows:
	Three months ended December 31
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Europe	8,995,424	11,102,938
China	8,136,473	2,601,658
North and South America	5,822,712	4,961,408
Japan	5,279,039	4,809,399
Others	1,553,157	2,254,871
Total net sales	29,786,805	25,730,274

13.  Segment Information

The Company has two reportable segments: traditional products (Medical Care, Wound Care, and Home Care) and new style PurCotton® products.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three months ended December 31, 2009 and 2008 are as follows:

	Three months ended December 31
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Net Sales:
Segment:
Traditional products	27,264,750	24,887,117
PurCotton® products	2,522,055	843,157
Consolidated total	29,786,805	25,730,274

Gross Profits:
Segment:
Traditional products	8,421,730	6,387,469
PurCotton® products	1,010,117	215,927
Consolidated total	9,431,847	6,603,396

Income before income taxes:
Segment:
Traditional products	3,822,821	1,891,281
PurCotton® products	635,094	(252,476)
Consolidated total	4,457,915	1,638,805

Net Income attributable to Winner Medical Group Inc.:
Segment:
Traditional products	3,359,107	1,727,360
PurCotton® products	561,605	(252,476)
Consolidated total	3,920,712	1,474,884

14.  Subsequent events

The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosure through February 10, 2010, the date these interim financial statements were issued, and has reflected or disclosed those items within the condensed consolidated financial statements as deemed appropriate.

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

Overview

Winner Medical’s business operations consist of the manufacturing and marketing, research and development of medical dressings and medical disposable products. The Company has eight wholly-owned operating subsidiaries and four joint venture companies. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical care, wound care, home care products and PurCotton® products, a non-woven fabric made from 100% natural cotton. The Company manufactures its products in China and sells them both in China and abroad in other countries and areas such as Japan, Germany, Italy, the Netherlands, the United Kingdom, Australia, France, South America, Africa, the Middle East and the United States.

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended December 31, 2009 and 2008, and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto included elsewhere in this Report.

The Company’s History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. From July 1993 until late 2005, the Company’s immediate predecessor, Las Vegas Resorts Corporation, and its predecessors had no meaningful business operations.

On December 16, 2005, Winner Medical Group Inc. and Winner Group Limited entered into a share exchange agreement pursuant to which the stockholders of Winner Group Limited were issued 42,280,840 shares of Winner Medical Group Inc. common stock in exchange for all 1,143,000 shares of Winner Group Limited that were issued and outstanding as of December 16, 2005. In connection with the acquisition transaction, Winner Group Limited became the Company’s wholly-owned subsidiary. Even though, from a legal perspective, Winner Medical Group Inc. was the acquirer in this transaction, Winner Group Limited is treated as the acquirer from an accounting perspective. On October 6, 2009, the Company’s board of directors approved a 1-for -2 reverse stock split of its issued and outstanding common shares and authorized shares. 42,280,840 shares had been restated to 21,140,420 shares in the Company’s financial statements. Upon effectiveness of the reverse stock split, the outstanding and issued shares were approximately 22,363,675 shares, before rounding up of fractional shares. Effective on October 8, 2009, the Company has migrated from the OTC Bulletin Board or OTCBB to the New York Stock Exchange AMEX, changing its symbol from “WMDG.OB.” to “WWIN”.

Winner Medical Group Inc. presently conducts its business operations through its operating subsidiaries located in China and elsewhere.

The Company’s Business Operations

Winner Medical’s present business operations commenced February 1991 and involve the manufacture and marketing of its products primarily out of its facilities in China. The Company generates revenue through domestic (China) and foreign sales of a variety of medical dressings and medical disposables products, such as medical care, wound care, home care products and PurCotton® products, a non-woven fabric made from 100% natural cotton.

The Company has integrated manufacturing lines that provide its clients with the ability to procure certain products from a single supplier. The Company sells its own brand products in developing countries and regions including China, the Middle East, South America, Africa, and Southeast Asia. In the developed countries where it sells its products, the Company provides its customers with its specialized design, manufacturing and packaging services. When the Company works on this basis, its clients are able to select the design, size, type and scale of the products the Company manufactures for them.

Industry Wide Trends that are Relevant to the Company’s Business

The medical dressings and medical disposables manufacturing market are continually evolving due to technological advances and new demands in the healthcare industry. The Company believes the trends in the industry towards improving medical care and patient conditions, changes in patient treatment approaches and technological advances will impact favorably on the demand for its products. The Company anticipates that these factors will result in a growth in sales of medical dressings and medical disposables products and increased revenue for the Company.

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

Also affecting the Company’s industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may result in restrictions on these products under environmental protection regulations which may negatively affect sales of these products. Moreover, such materials are non-biodegradable and exploit petroleum, a non-renewable energy resource. The Company believes this trend will benefit the Company in competing with its competitors because its new PurCotton® products are primarily made of natural cotton, which is an environmentally friendly raw material, and the Company’s new non-woven fabric manufacturing capabilities enables it to make new products with natural cotton at lower costs. The Company believes PurCotton® products are a medium- to long-term growth contributor to its revenue, because they can be applied to the medical industry as well as to other consumer products.

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

Finally, the Company estimates that China’s local market demand for medical dressings and medical disposables products will continue to grow. This presents a significant opportunity for the Company. The Company is developing a distribution network to capture opportunities in China, mainly through local distributors, over-the-counter drugstore chains, and direct sales to hospitals.

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

The Company’s competitive advantages

Customers in the medical field employ high quality standards, since product quality and safety are their primary consideration.  They will perform strict factory and production system verification and product quality testing on their target suppliers. Once a supplier passed their test, it is costly for the customers to switch to others.  Compared with the Company’s competitors, its competitive advantages include the following:

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

- Innovation. The Company is dedicated to invest in research and development to drive innovation. The focus is on the PurCotton® manufacturing process to improve product quality and enhance efficiency, and also continuing to expand PurCotton® line through line extensions and value-added features. The Company has already obtained invention patents in China, the U.S., Russia, Singapore, South Africa, Mexico, Nigeria, the Philippines, and member states of the European Patent Office for the invention of spunlace cotton nonwoven manufacture process.

The Company’s Strategy

The Company’s primary business strategy is to achieve annual growth in revenue by building its brand and reputation. The Company seeks to implement its business strategy by focusing on:

Marketing Its Own Branded Products in China

The surgical dressing and medical disposable market in China is expanding quickly. According to Research and Markets http://www.researchandmarkets.com, certain marketing research showed that the demand for disposable medical products has experienced rapid growth. In the future, the medical market in China will become increasingly regulated as a result of the Chinese government’s efforts to reform its medical care system. These factors create opportunities for companies, such as Winner Medical, that had already followed such strict conduct and quality control regulations.

During the three months ended December 31, 2009, approximately 27.32% of the Company’s sales revenue was generated in China, and this percentage is expected to increase. The Company’s sales channels in China include: hospitals, local distributors, and chain drugstores.

PurCotton® Products

The PurCotton® products, new spunlace cotton nonwoven products, is expected to have advantages over woven cotton or synthetic nonwoven fabric, as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. The Company intends to utilize its patented manufacturing process to produce PurCotton® at a lower cost than woven cotton products, so it believes the launch of the cotton nonwoven spunlace products will provide a significant advantage to the Company. Patent applications covering the invention of spunlace cotton nonwoven process have been made in more than 50 countries. Patents have been granted in China, the United States, Russia, Singapore, South Africa, Mexico, Nigeria, the Philippines, and member states of the European Patent Office.

To execute its strategy, the Company entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters, approximately 140 acre, of land that will mostly be dedicated to the construction of 100% cotton spunlace nonwoven fabric production facilities in the Company’s subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang”. Land use right certificates of this land were issued to the Company in November 2005 and July 2007.

In order to build and market PurCotton® brand in China, the Company set up a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd. which aims at selling its PurCotton® branded products through establishing chain stores by its own marketing and sales efforts in the Chinese marketplace. The Company will open more stores if there is a growth in the market demand for PurCotton® products in the future.

During the three months ended December 31, 2009 and 2008, gross profit from these products reached approximately $1,010,000 and $216,000 respectively.

 - Focus on higher margin products. As its long term plan, the Company is executing a systematic plan for the marketing and sales of PurCotton® products, which have a higher margin than its traditional products. Even though it experienced low margins during the initial stage of the PurCotton® product launch, the Company believes it will generate a higher margin than its traditional products once PurCotton® products commence mass production. At the same time, the Company is working on technical improvements to its equipment at Winner Huanggang to increase production efficiency.

Recent Development

The Company’s board of directors decided it was in its best interest to transfer all the business operations of the Company’s subsidiary Winner Medical & Textile Ltd. Zhuhai, “Winner Zhuhai”, to Winner Industrial (Shenzhen) Co. Ltd. and Winner Medical & Textile Ltd. Jingmen. On February 1, 2008, the Company stopped all the business operations of Winner Zhuhai and filed for the deregistration of Winner Zhuhai with various government authorities in the PRC. The deregistration procedures were completed after Winner Zhuhai received approval notices from various government authorities in the PRC in January 2010.

In December 2009, the Company set up a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd. which aims at selling its PurCotton® branded products through establishing chain stores by its own marketing and sales efforts in the Chinese marketplace. On December 31, 2009, the Company opened its first three PurCotton® pilot chain stores in Shenzhen, Guangdong province. Each store contains four ranges of PurCotton® branded personal products and healthcare supplies, which include PurCotton® baby personal products, feminine personal products, daily home care products and medical care products. The total projected average cost to open each initial pilot store is approximately $60,000 to $80,000, including securing the lease, deposit, build out, instruments, inventory stocking and one month salary for salespersons. This is the trial step that the Company enters into the retail consumer personal products and healthcare suppliers markets in China, the Company will open more stores if there is a growth in the market demand for PurCotton® products.

Results of Operations

The following sets forth certain of the Company’s income statement information for the three months ended December 31, 2009 and 2008.

Comparison of the Three Months Ended December 31, 2009 and 2008

(All amounts, other than percentages, in thousand of U.S. dollars)

	THREE MONTHS ENDED 12/31/09		THREE MONTHS ENDED 12/31/08
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$29,787	100.00%	$25,730	100.00%	$4,057	15.77%
Cost of Sales	$20,355	68.34%	$19,127	74.34%	$1,228	6.42%
Gross profit	$9,432	31.66%	$6,603	25.66%	$2,829	42.84%
Other Operating Income, Net	$440	1.48%	$485	1.88%	$-45	-9.28%
Exchange Difference, Net	$-24	-0.08%	$-885	-3.44%	$861	-97.29%
Selling, general and administrative expenses	$5,324	17.87%	$4,459	17.33%	$865	19.41%
Interest Expense	$54	0.18%	$208	0.81%	$-154	-74.04%
Interest Income	$18	0.06%	$13	0.05%	$5	38.46%
Investment yields	$-30	-0.10%	$90	0.35%	$-120	-133.33%
Income tax	$582	1.95%	$260	1.01%	$322	123.85%
Net income attributable to Winner Medical Group Inc	$3,921	13.16%	$1,475	5.73%	$2,446	165.83%
Non-controlling interests	$45	0.15%	$96	0.37%	$-51	-53.13%

Sales Revenue

Sales revenue increased by $4,057,000, or 15.77%, to $29,787,000 for the three months ended December 31, 2009 from $25,730,000 for the three months ended December 31, 2008. This increase was mainly attributable to increased sales orders from existing North and South American customers, growing product demand from Chinese customers, as well as rapid PurCotton® product sales from customers in China and Japan. The net sales to customers in North and South America were $5,823,000 for the three months ended December 31, 2009, an increase of 17.38% compared to $4,961,000 during the same period of 2008. Winner Medical has cooperated with several large companies in developed countries to outsource some of their production lines to the countries where labor and manufacturing costs are generally lower, such as China. The Company has been gradually shifting its resources and services to larger clients, and expects consecutive growth in the future. The increase of sales in North and South America is also due to the increased demand for face masks as a result of H1N1. The net sales to customers in the European market were $8,995,000 for the three months ended December 31, 2009, a decrease of 18.99% compared to $11,103,000 during the same period of 2008. The decreased sales in the European market were due to a decrease of sales orders as a result of the financial crisis, as well as the temporarily postponed delivery because of the damaged sterilization equipment of one of its outside suppliers.

The net sales to customers in China were $8,137,000 for the three months ended December 31, 2009, an increase of 212.72% compared to $2,602,000 during the same period of last year. The Company put great efforts on building its own Winner® brand in China through hospitals, distributors, and chain drugstores. The Company has established sales distributors in major cities, including Beijing, Shanghai, Guangzhou, Shenzhen, Wuhan, and Fuzhou and has cooperated with 7 out of the top 10 chain drugstores in China which have a combined network of approximately 20,000 locations in all major cities. Winner®, as a well-known trademark, recognized by the Trademark Office of the Chinese State Administration for Industry and is well accepted by the Company’s clients and end customers. The increase of sales in China also contributed to the increased demand for protective products as a result of H1N1 in China. The Company has been gradually building up more distributor agents and cooperating with more chain drugstores in the Chinese marketplace.

Revenue from PurCotton® products increased by $1,679, 000, or 199.17%, to $2,522,000 for the three months ended December 31, 2009 from $843,000 for the three months ended December 31, 2008. Such sales were mainly from the selling of PurCotton® raw materials (jumbo rolls) to customers in China and Japan who produce consumer products, including sanitary and incontinence products. The Company is also processing orders of PurCotton® finished medical products, such as operation room towel and sponges, for customers in China, Europe and the United States. As of December 31, 2009, the first two PurCotton® manufacturing lines are producing in full capacity, with a total production capacity of 200 tons per month. The third manufacturing line has started production and has been improving capacity. In August 2009, the Company entered into a contract with a machine producer in China to purchase new machinery for the fourth production line, these machines are expected to start production in May of 2010.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which the Company sells its products for the three months ended December 31, 2009 and 2008. The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Three Months Ended on 12/31/09 in Thousand	As a Percentage of Total Revenues	Three Months Ended on 12/31/08 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change

Europe	8,995	30.20%	11,103	43.15%	-2,108	-18.99%

Japan	5,279	17.72%	4,809	18.69%	470	9.77%

North and South America	5,823	19.55%	4,961	19.28%	862	17.38%

China	8,137	27.32%	2,602	10.11%	5,535	212.72%

Other	1,553	5.21%	2,255	8.76%	-702	-31.13%

Total	29,787	100.00%	25,730	100.00%	4,057	15.77%

Other Operating Income, Net

The Company’s other operating income, net, for the three months ended December 31, 2009, decreased by $45,000 to $440,000, from $485,000 for the three months ended December 31, 2008. Other operating income, net mainly consists of income from unused raw materials, sales of leftover materials, and government subsidies, which are incentives awarded by the PRC local government to the Company.

Exchange Difference, Net

The Company’s exchange difference, net, for the three months ended December 31, 2009, decreased by $861,000 to a loss of $24,000, from a loss of $885,000 for the three months ended December 31, 2008. The decrease is mainly due to (1) the Renminbi (RMB) was stable against the US Dollar for the three months ended December 31, 2009 compared with the same period last year, and (2) the Company has shifted currency collection from the Euro, Pound Sterling and Australian Dollar to the US Dollar, because RMB is more stable against the US Dollar than against these other currencies. As of December 31, 2008, after its customers placed orders with the Company at an agreed selling price in Euro, Pound Sterling or Australian Dollar, the Renminbi (RMB) appreciated against the Euro, Pound Sterling or Australian Dollar; as a result, the Company suffered a foreign currency exchange loss on the actual payment date. On December 31 and September 30, 2009, the exchange rates of RMB against the Euro were 9.7971 and 9.9659 respectively; the appreciation of RMB against the Euro was 1.72%. The exchange rates of RMB against Pound Sterling were 10.9780 and 10.9090 respectively; the depreciation of RMB against Pound Sterling was 0.63%. The exchange rates of RMB against Australian dollar were 6.1294 and 5.9788 respectively; the depreciation of RMB against Australian dollar was 2.46%. The exchange rates of RMB against the US dollar were 6.8282 and 6.8290 respectively; the appreciation of RMB against the US dollar was 0.01%.

The Company estimates that the exchange rate of RMB against the US dollar will be appreciate in the future. The Company aims to reinforce and expand its businesses in the Chinese market to minimize the currency exchange rate risk.

Cost of Sales

The Company’s cost of sales increased $1,228,000 to $20,355,000 for the three months ended December 31, 2009 from $19,127,000 for the same period last year. The cost of sales as a percentage of net revenues, decreased to 68.34% for the three months ended December 31, 2009 from 74.34% for the three months ended December 31, 2008.  The percentage decrease was mainly attributable to: (1) the improvement of the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, and (2) effective from June 1, 2009, the tax rebate rate for exports of all the Company’s medical dressing products, and also some types of medical equipment increased from 13% to 15%; the tax rebate rate for exports of the Company’s plastic and glass products increased from 11% to 13%. Cotton is the core component of the Company’s raw material, and its price increased to approximately $2,200 per ton in January 2010 from $1,900 per ton in September of 2009, which is an increase of approximately 15%. The Company considers that the increase of cotton price may increase its cost of sales. In order to reduce this risk, the Company is under negotiation with its customers to increase the selling price.

Gross Profit

The Company’s gross profit increased by $2,829,000 to $9,432,000 for the three months ended December 31, 2009 from $6,603,000 for the three months ended December 31, 2008.  Gross profit as a percentage of net revenues was 31.66% for the three months ended December 31, 2009, compared to 25.66% for the three months ended December 31, 2008.  The increase in gross profit as a percentage of net revenue was mainly due to (1) increased production capacity and sales of high margin PurCotton® products; the existing two PurCotton® production lines is running at full capacity; the gross profit from PurCotton® products was $1,010,000 for the three months ended December 31, 2009, compared to $216,000 in the same period of last year. The gross profit margin for PurCotton® products was 40.05% during the three months ended December 31, 2009, compared to 25.61% the same period of last year, (2) massive sales increase of the Company’s own branded Winner® products to hospitals and chain drugstores in the Chinese marketplace as a result of the expanding distributors and chain drugstores’ network in major cities, (3) the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, and (4) a relatively stable RMB exchange rate against foreign currencies during the three months ended December 31, 2009 compared with the same period of last year.

Selling Expenses

The Company’s selling expenses increased by $89,000 to $1,985,000 for the three months ended December 31, 2009 from $1,896,000 for the three months ended December 31, 2008.  As a percentage of net revenues, the Company’s selling expenses decreased to 6.67% for the three months ended December 31, 2009, compared with 7.37% for the three months ended December 31, 2008.  The increase in selling expenses was primarily due to the increase of approximately $90,000 in transportation expenses for domestic and export markets compared with the same period of last year.

The Company’s transportation expenses for domestic sales, i.e., transportation costs within China, were $331,000, 1.11% of total sales, and $287,000, 1.12% of total sales, for the three months ended December 31, 2009 and 2008, respectively.  The Company’s transportation expenses for export sales were $733,000, 2.46% of total sales, and $686,000, 2.67% of total sales, in the three months ended December 31, 2009 and 2008, respectively.  The Company’s transportation fees for export sales increased by $47,000 from the three months ended December 31, 2008 to the three months ended December 31, 2009, or approximately 6.85%.

Administrative Expenses

The Company’s administrative expenses increased by $775,000, or 30.24%, to $3,338,000 for the three months ended December 31, 2009 from $2,563,000 for the three months ended December 31, 2008.  As a percentage of net revenues, administrative expenses increased to 11.21% for the three months ended December 31, 2009 from 9.96% for the same period of 2008.  This increase was primarily due to: (1) a $351,000, or 53.84% increase in salary and stock incentive plans for employees during the three month ended December 31, 2009, compared with the same period of last year, (2) a $183,000 increase in consultant fees and a stock incentive plan for a marketing and brand building consulting firm compared with the same period of last year, and (3) an increase of approximately $360,000 for provisions of bad debts compared with the same period of last year.

Interest Expense

Interest expenses decreased to approximately $54,000, 0.18% of total revenue, for the three months ended December 31, 2009 as compared to approximately $208,000, 0.81% of total revenue, for the same period of 2008, a decrease of approximately $154,000, or 74.04%.  The Company’s interest expense relates to bank loans which are primarily used to maintain daily operations. The percentage decrease of interest expense was mainly due to a decrease in the Company’s comparatively low average outstanding balance of bank loans during the three months period ended December 31, 2009, as compared with that of 2008.

Income taxes

The Company’s provision for income taxes for the three months ended December 31, 2009 was $582,000 as compared to $260,000 for the three months ended December 31, 2008, which is an increase of $322,000. Income tax as a percentage of income before income taxes and non-controlling interest was 13.05% for the three months ended December 31, 2009, compared with 15.87% for the same period of last year. The percentage decrease of income tax is mainly due to (1) Winner Industries (Shenzhen) Co., Ltd, which accounts for approximately 80 percent of the Company’s total sales of revenue, obtained the High and New Technology Enterprise Certificate on June 27, 2009. As a result of this new status, Winner Shenzhen enjoyed a 15% income tax rate in 2009 compared with 18% for the same period of last year, (2) Winner Medical (Huanggang) Co., Ltd., a subsidiary dedicates to PurCotton® production, although it experienced high growth of sales revenue for the three months ended December 31, 2009, it was entitled to a two-year exemption (or nil) from enterprise income tax for the three months ended December 31, 2009, and (3) the cancellation of a tax return policy for purchasing domestic machinery.

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatment. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, which is followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Four of the Company’s PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. The following table sets forth the tax rates applicable to the Company’s PRC subsidiaries that enjoy existing preferential tax treatment.

	Calendar Year Ending December 31
	2009	2010	2011	2012	2013

Winner Medical (Huanggang) Co., Ltd.	0%	12.5%	12.5%	12.5%	25%
Winner Medical & Textile Ltd. Chongyang	12.5%	12.5%	25%	25%	25%
Hubei Winner Textiles Co., Ltd.	12.5% to 25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	12.5%	12.5%	25%	25%

In October 2006, for the purpose of improving operational efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd. Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen was separately reported to the local tax office to reflect the different tax incentive status enjoyed by each entity. The applicable income tax rate for Winner Hubei and Winner Tianmen was 12.5% and 25% for calendar year 2009. The preferential tax incentives will expire at the end of 2009.

Winner Industries (Shenzhen) Co., Ltd obtained the High and New Technology Enterprise Certificate which will be evaluated by the government authorities every 3 years. As a result of this new status in September, 2009, Winner Shenzhen is eligible to enjoy a 15% income tax rate in 2009, 2010 and 2011. For year 2012 and 2013, the tax rate will be subject to whether Winner Shenzhen can obtain the High and New Technology Enterprise Certificate status.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd., or “ Shenzhen PurCotton” was established. The applicable income tax rates for Shenzhen PurCotton was 25% for the three months ended December 31, 2009.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended December 31, 2009 and 2008. The enterprise income tax rate in the US is 34%.

Net income attributable to Winner Medical Group Inc.

Net income attributable to Winner Medical Group Inc. increased to approximately $3,921,000 for the three months ended December 31, 2009, as compared to approximately $1,475,000 for the same period of 2008, an increase of approximately $2,446,000, or approximately 165.83%.  Such increase is mainly attributable to (1) rapid demand for high net margin PurCotton® products, with a net margin of 22.27% for the three months ended December 31, 2009 from –29.94% for the same period of 2008, (2) soaring sales of traditional medical products in the China marketplace as a result of the Company’s broad sales network and the high recognition of its own branded Winner® products by its customers, (3) improved production management which reduced manufacture unit cost and improved production efficiency, and (4) a relatively stable RMB against foreign currency exchange rates for the three months ended December 31, 2009 compared with the same period of last year.

Non-controlling interests

The Company’s financial statements reflect an adjustment to its consolidated group net income of $45,000 and $96,000 in the three months ended December 31, 2009 and 2008, respectively, reflecting third party non-controlling interests in two of the Company’s subsidiaries, with 40% interests in Shanghai Winner Medical Apparatus Co., Ltd., and 40% interests in Winner Medical (Hong Kong) Limited.

Inventory turnover

The Company’s inventory increased to approximately $14,974,000 for the three months ended December 31, 2009 as compared to approximately $14,933,000 as of September 30, 2009, an increase of approximately $41,000, or 0.28%. The Company’s inventory turnover was 5.47 and 4.60 times for the three months ended December 31, 2009 and September 30, 2009, respectively. The increase of inventory turnover was mainly due to the Company’s inventory control through a SAP ERP system to monitor the inventory status. In order to improve and supervise its product quality, the Company controls a wider range of production chains from raw materials to finished products. As a result, the Company has lower inventory turnover compared with its peers.

Accounts receivable collection period

Accounts receivable increased to approximately $13,402,000 as of December 31, 2009 as compared to approximately $13,148,000 as of September 30, 2009, an increase of approximately $254,000, or 1.93%. The Company’s average accounts receivable collection period was 40.20 days and 44.97 days for the three months ended December 31, 2009 and September 30, 2009, respectively.

The account receivable collection age as of December 31, 2009 is illustrated as follows:

(All amounts, other than percentages, in thousand of U.S. dollars)

Periods	Amount in Thousand	As a Percentage

Less than or equal to 3 months	$13,317	99.36%

3 to 6 months	$52	0.39%

6 to 12 months	$19	0.14%

1 to 2 years	$14	0.11%

Total	$13,402	100.00%

The decrease of accounts receivable collection period is mainly due to the Company’s using SAP ERP system to evaluate and monitor the accounts receivables risks of each individual client so as to minimize past due situations.

Besides, in order to reduce the loss on bad debts, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective on April 25, 2009 and will be automatically renewed subject to a one month written notice given by either party.

Liquidity and Capital Resources

As of December 31, 2009, the Company had cash and cash equivalents of approximately $7,477,000.

Cash Flow
(in Thousand US$)
	Three Months Ended December 31,
	2009	2008

Net cash provided by operating activities	3,211	1,633
Net cash (used in)/ provided by investing activities	(2,117)	310
Net cash (used in) financing activities	(2,929)	(659)
Effect of exchange rate changes on cash balance	(181)	(12)
Net (decrease)/ increase in cash and cash equivalents	(2,016)	1,272
Cash and cash equivalents at the beginning of period	9,493	6,463
Cash and cash equivalents at the end of period	7,477	7,735

Operating Activities:

Net cash provided by operating activities was $3,211,000 for the three months ended December 31, 2009, which increased by an amount of $1,578,000 from net cash provided by operating activities of $1,633,000 in the same period of 2008. The increase was mainly due to the increase of cash payments from customers as a result of better account receivables management during the three months ended December 31, 2009 compared to the same period of last year.

Investing Activities:

The Company’s main uses of cash for investing activities were payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the three months ended December 31, 2009 was $2,117,000, a decrease of $2,427,000 from net cash provided by investing activities of $310,000 in the same period of 2008.  This was mainly due to the increase of investment in the fourth PurCotton® manufacturing lines, plant construction and equipment in Winner Medical (Huanggang) Co., Ltd. The total investment for the fourth production line is estimated to be approximately $2 million and the deposit paid for this production line was approximately $387,000 during the three months ended December 31, 2009.

Financing Activities:

Net cash used in financing activities for the three months ended December 31, 2009 totaled $2,929,000, as compared to $659,000 used by financing activities in the same period of 2008. Such increase of cash used in financing activities was mainly attributable to the reduction in bank borrowing.

The Company’s debt to asset ratio was 15.82% as of December 31, 2009. The Company plans to maintain its debt to asset ratio below 40%. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans, as identified in the table below.

As of December 31, 2009, the Company has loans with Chinese banks totaling $3,661,000. The annual interest rates of these loans range from 4.78% to 5.31%.

The Company’s subsidiaries in Shenzhen, Tianmen and Huang Gang have credit lines with Shenzhen Branch of China Merchants Bank, the Shenzhen Branch of the Industrial and Commercial Bank of China, the Tianmen Branch of the Industrial and Commercial Bank of China, and the Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

Bank loans as of December 31, 2009
					Balance as of December 31, 2009
Loan	Bank	Loan period	Interest rate	Secured by	US$
A	China Merchants Bank, Shenzhen Branch	06-08-2009 to 06-08-2010	4.78%	Land use rights & buildings	1,464,515
B	China Merchants Bank, Shenzhen Branch	06-10-2009 to 06-10-2010	4.78%	Land use rights & buildings	–
C	China Merchants Bank, Shenzhen Branch	06-30-2009 to 06-30-2010	4.78%	Land use rights & buildings	1,464,515
D	Huanggang Industrial and Commercial Bank of China	02-27-2009 to 02-26-2010	5.31%	Land use rights & buildings	–
E	Shenzhen Industrial and Commercial Bank of China	09-20-2009 to 09-20-2010	5.31%	Land use rights & buildings	732,257
		Total			3,661,287

As of December 31, 2009, the Company had approximately $25.82 million bank credit facilities available from four commercial banks, and excluding the $3.66 million banks loans as of December 31, 2009, there are $22.16 million worth of unused bank credit facilities, consisting of approximately $5.86 million from the Shenzhen Branch of China Merchants Bank, approximately $10.98 million from the Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $0.44 million from the Tianmen Branch of the Industrial and Commercial Bank of China, and approximately $4.88 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by the Company’s real estate and other assets. These revolving lines of credit allow the Company to make short-term loans repeatedly, and the banks re-evaluate the Company’s credit line annually. These bank credit facilities enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Revenue Recognition –The Company derives its revenue primarily from the sales of medical dressings and disposables and PurCotton® products. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectability is reasonably assured. Customers do not have a general right of return on products shipped. Product returns to the Company were insignificant.

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

•
Property, plant and equipment –Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expenses as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land	Over the lease term

Buildings	10 - 30 years

Plant and machinery	10 - 12 years

Furniture, fixtures and equipment	5 - 8 years

Motor vehicles	5 - 8 years

Leasehold improvements	Over the lease term

•
Impairment of long-lived assets –The Company evaluates all of its long-lived assets for impairment in accordance with the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company assesses the impairment of fixed assets on an annual basis or whenever events or changes in circumstances indicate that the fair value or future discounted cash flows of these assets is less than the carrying value. Should events indicate that any of the Company’s long-lived assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value, or the difference between the carrying value and future discounted cash flows of the impaired assets, and recorded in earnings during the period of such impairment.

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

New Accounting Policies

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Seasonality

The Company’s operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2009. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

DATED: February 10, 2010

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