Form 10-Q
period 2010-03-31
WINNER MEDICAL GROUP INC
filed 2010-05-11
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	23,743,740

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended March 31, 2010 and 2009

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Income and Comprehensive Income	F-2
Condensed Consolidated Statements of Stockholders’ Equity	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5 – F-15

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	10,812,184	9,493,026
Restricted bank deposits	127,579	123,868
Accounts receivable, less allowances for doubtful accounts of US$231,328 and US$244,401 at March 31, 2010 and September 30, 2009, respectively	12,475,279	13,148,462
Amount due from an affiliated company	3,333	-
Inventories	16,547,490	14,932,740
Prepaid expenses and other current assets	4,876,139	3,614,567
Income taxes recoverable	38,942	30,910
Deferred tax assets	384,451	359,151
Total current assets	45,265,397	41,702,724
Property, plant and equipment, net	57,299,662	55,770,870
Investment in equity investees	1,968,983	1,923,956
Intangible assets, net	134,145	147,008
Non-current restricted bank deposits	34,854	34,917
Prepaid expenses and other receivables	336,793	1,104,344
Deferred tax assets	109,616	252,190
Total assets	105,149,450	100,936,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	3,662,413	6,589,545
Accounts payable	5,612,041	4,843,404
Accrued payroll and employee benefits	1,847,932	2,072,892
Customer deposits	565,870	603,824
Other accrued liabilities	2,685,940	2,574,736
Amounts due to affiliated companies	68,128	56,349
Income taxes payable	1,546,278	1,938,941
Total current liabilities	15,988,602	18,679,691
Deferred tax liabilities	41,916	41,899
Total liabilities	16,030,518	18,721,590

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000, issued and outstanding March 31, 2010 – 22,363,740 shares; September 30, 2009 –22,363,740 shares	22,364	22,364
Additional paid-in capital	31,713,241	31,166,123
Retained earnings	43,478,676	36,797,172
Statutory reserves	3,343,841	3,428,095
Accumulated other comprehensive income	10,569,945	10,717,850
Total Winner Medical Group Inc. stockholders’ equity	89,128,067	82,131,604

Non-controlling interests	(9,135)	82,815
Total equity	89,118,932	82,214,419

Total liabilities and equity	105,149,450	100,936,009

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Net sales	26,074,927	20,627,146	55,861,732	46,357,420

Cost of sales	(18,718,742)	(14,825,262)	(39,073,700)	(33,952,140)
Gross profit	7,356,185	5,801,884	16,788,032	12,405,280

Other operating income, net	48,624	406,285	489,087	891,249
Exchange difference, net	(55,801)	(244,685)	(80,181)	(1,129,697)
Selling, general and administrative expenses	(4,139,927)	(3,864,748)	(9,463,646)	(8,323,274)

Income from operations	3,209,081	2,098,736	7,733,292	3,843,558
Interest income	9,871	11,303	27,743	23,819
Interest expense	(44,657)	(118,647)	(98,503)	(327,056)
Equity in earnings of 50 percent or less owned persons	75,347	133,262	45,025	223,138
Income before income taxes	3,249,642	2,124,654	7,707,557	3,763,459

Income taxes	(620,209)	(459,537)	(1,202,096)	(719,665)
Net income	2,629,433	1,665,117	6,505,461	3,043,794

Net loss attributable to non-controlling interests	47,105	(20,828)	91,789	75,379
Net income attributable to Winner Medical Group Inc.	2,676,538	1,644,289	6,597,250	3,119,173

Comprehensive income:
Net income	2,629,433	1,665,117	6,505,461	3,043,794
Foreign currency translation difference	24,858	42,540	(148,066)	(125,142)
Comprehensive income attributable to non-controlling interests	47,215	(20,828)	91,950	75,379

Comprehensive income attributable to Winner Medical Group Inc.	2,701,506	1,686,829	6,449,345	2,994,031

Net income attributable to Winner Medical Group Inc. per share
- basic	0.12	0.07	0.29	0.14
- diluted	0.12	0.07	0.29	0.14

Weighted average common stock outstanding
- basic	22,363,740	22,363,740	22,363,740	22,363,740
- diluted	22,805,030	22,384,083	22,639,131	22,400,693

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Equity attributable to Winner Medical Group Inc.
	Common stock		Additional			Accumulated other
	Stock		paid-in	Retained	Statutory	comprehensive	Non- controlling	Total
	outstanding	Amount	capital	earnings	reserves	income	interests	equity
		US$	US$	US$	US$	US$	US$	US$

Balance at September 30, 2008	22,363,740	22,364	30,865,690	28,791,259	2,305,434	10,777,004	148,306	72,910,057
Restricted stock units granted	-	-	300,433	-	-	-	-	300,433
Net income	-	-	-	9,128,574	-	-	(65,491)	9,063,083
Foreign currency translation difference	-	-	-	-	-	(59,154)	-	(59,154)
Transfer to statutory reserves	-	-	-	(1,122,661)	1,122,661	-	-	-
Balance at September 30, 2009	22,363,740	22,364	31,166,123	36,797,172	3,428,095	10,717,850	82,815	82,214,419
Restricted stock units granted	-	-	547,118	-	-	-	-	547,118
Net income	-	-	-	6,597,250	-	-	(91,789)	6,505,461
Foreign currency translation difference	-	-	-	-	-	(147,905)	(161)	(148,066)
Transfer from statutory reserves	-	-	-	84,254	(84,254)	-	-	-
Balance at March 31, 2010	22,363,740	22,364	31,713,241	43,478,676	3,343,841	10,569,945	(9,135)	89,118,932

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

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	6,505,461	3,043,794
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	2,452,298	2,223,513
Amortization of intangible assets	12,923	8,802
Gain on disposal of property, plant and equipment	(9,550)	(193,503)
Impairment of property, plant and equipment	-	273,572
Change in fair value of financial instruments, net	(4,416)	-
Equity in earnings of 50 percent or less owned persons	(45,025)	(223,138)
Stock based compensation expenses	547,118	203,082
Deferred tax	117,532	(99,244)
Changes in operating assets and liabilities:
Restricted bank deposits	(3,939)	(119,333)
Accounts receivable	678,769	3,083,540
Amounts due from affiliated companies	(3,333)	86,607
Inventories	(1,608,407)	918,256
Prepaid expenses and other receivables	(1,111,173)	695,601
Income taxes recoverable	(8,019)	59,956
Accounts payable	766,579	(4,017,837)
Accrued payroll and employee benefits	(225,840)	(99,918)
Customer deposits	(38,210)	237,657
Other accrued liabilities	(31,537)	(353,301)
Amounts due to affiliated companies	11,755	(130,083)
Income taxes payable	(393,110)	644,865
Net cash provided by operating activities	7,609,876	6,242,888

Cash flows from investing activities
Purchase of property, plant and equipment	(2,287,863)	(1,277,001)
Proceeds from disposal of property, plant and equipment	14,947	863,991
Deposits paid for property, plant and equipment	(909,443)	-
Proceeds from disposal of an equity investee	-	141,755
Repayment received from affiliated companies	-	96,169
Net cash used in investing activities	(3,182,359)	(175,086)

Cash flows from financing activities
Proceeds from bank borrowings	-	12,088,588
Repayment of bank borrowings	(2,929,287)	(16,551,684)
Net cash used in financing activities	(2,929,287)	(4,463,096)

Effect of exchange rate changes on cash balance	(179,072)	48,151

Net increase in cash and cash equivalents	1,319,158	1,652,857
Cash and cash equivalents, beginning of period	9,493,026	6,462,505
Cash and cash equivalents, end of period	10,812,184	8,115,362
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	98,503	327,056
Income taxes	1,485,722	108,629

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the six months ended March 31, 2010 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2009. The Company follows the same accounting policies in preparation of interim reports.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In February 2010, the FASB issued FASB Accounting Standards Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

4.  Net Income Attributable to Winner Medical Group Inc. Per Share

Net income attributable to Winner Medical Group Inc. per share- Basic net income attributable to Winner Medical Group Inc. per share is computed by dividing net income attributable to Winner Medical Group Inc. available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income attributable to Winner Medical Group Inc. per share gives effect to all dilutive potential ordinary shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. At March 31, 2010 and 2009, the basic and diluted net income attributable to Winner Medical Group Inc. per share calculated in accordance with SFAS No. 128, "Earnings Per Share", which is codified as ASC 260, are reconciled as follows:

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Net Income Attributable to Winner Medical Group Inc. Per Share-Continued

	Three months ended March 31
	2010	2009
	US$	US$
	(Unaudited)	(Unaudited)
Basic income per share
Net income attributable to Winner Medical Group Inc. for the period	2,676,538	1,644,289
Weighted average common stock outstanding	22,363,740	22,363,740
Net income attributable to Winner Medical Group Inc. per share	0.12	0.07
Diluted income per share
Net income attributable to Winner Medical Group Inc. for the period	2,676,538	1,644,289
Weighted average common stock outstanding	22,363,740	22,363,740
Effect of dilution
Restricted stock	441,290	20,343
Options	-	-
Weighted average common stock outstanding	22,805,030	22,384,083
Net income attributable to Winner Medical Group Inc. per share	0.12	0.07

	Six months ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share
Net income attributable to Winner Medical Group Inc. for the period	6,597,250	3,119,173
Weighted average common stock outstanding	22,363,740	22,363,740
Net income attributable to Winner Medical Group Inc. per share	0.29	0.14
Diluted income per share
Net income attributable to Winner Medical Group Inc. for the period	6,597,250	3,119,173
Weighted average common stock outstanding	22,363,740	22,363,740
Effect of dilution
Restricted stock	275,391	36,953
Options	-	-
Weighted average common stock outstanding	22,639,131	22,400,693
Net income attributable to Winner Medical Group Inc. per share	0.29	0.14

On May 7, 2009, 4,167 potential common shares expired. On February 5, 2010, 10,000 potential common shares expired. As of March 31, 2010, there was no potential common shares relating to options in the Company.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Inventories

Inventories by major categories are summarized as follows:
	March 31	September 30
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Raw materials	6,771,235	7,083,409
Work in progress	4,501,393	3,768,446
Finished goods	5,274,862	4,080,885
	16,547,490	14,932,740

6.  Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the first quarter. There are no current taxes due to Internal Revenue Service of United States as of March 31, 2010. The applicable income tax rate for the Company for the six months ended March 31, 2010 and 2009 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for the subsidiary for the six months ended March 31, 2010 and 2009 is 16.5%.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes-Continued

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd., Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen were separately reported to the local tax office to reflect the different tax incentive status enjoyed by both entities. The applicable income tax rates for Winner Hubei and Winner Tianmen was 12.5% and 25% respectively for calendar years 2008 and 2009 and was 25% for both entities starting from January 1, 2010.

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained the High and New Technology Enterprise Certificate granted by the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the year end of 2011. The applicable income tax rates for Winner Shenzhen was 15% and 18% for the three months ended December 31, 2009 and 2008, respectively and was 15% for the three months ended March 31, 2010 and 2009.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd., or “Shenzhen PurCotton” was established. The applicable income tax rates for Shenzhen PurCotton was 25% for the six months ended March 31, 2010.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, which is codified as ASC 740. The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until March 31, 2010, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the six months ended March 31, 2010 and 2009, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

7.  Related Party Transactions

During the six months ended March 31, 2010 and 2009, the Company purchased goods from L+L Healthcare Hubei Co., Ltd., an equity investee, for US$40,858 and US$5,175 and sold goods to it for US$252 and US$Nil, respectively. As of March 31, 2010 and September 30, 2009, amount due to L+L Healthcare Hubei Co., Ltd. were US$47,814 and US$56,349, respectively.

During the six months ended March 31, 2010 and 2009, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd. (“Winner Chengdu”), an equity investee, for US$25,595 and US$Nil and purchased goods from it for US$17,358 and US$Nil, respectively. As of March 31, 2010 and September 30, 2009, amount due to Winner Chengdu were US$16,981 and US$Nil, respectively.

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

In a contract signed on May 8, 2006, the Company agreed to grant to two of its independent directors each year non-qualified options for purchasing up to 10,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date. On May 8, 2006, a total of 4,167 non-qualified options was granted and expired on May 7, 2009. On February 6, 2007, a total of 10,000 non-qualified options was granted. On October 1, 2007, the Company and two of its independent directors agreed to increase the cash compensation to them of US$5,000 each, and in order to substitute the option compensation terms agreed in the previous contracts.  The options granted on February 6, 2007 according to the previous contracts are still valid.  On February 5, 2010, 10,000 non-qualified options was expired. There was no stock-based compensation cost relating to the non-qualified options recorded for the six months ended March 31, 2010 and 2009. Instead, the total cash compensation costs for independent directors for six months end March 31, 2010 and 2009 were US$47,500 and US$37,500, respectively.

 A summary of option activity under the Plan as of March 31, 2010, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(Unaudited)	(Unaudited)	(Unaudited)
		US$	Years

Outstanding at September 30, 2008	14,167	12.15	1.13
Granted (from October 1, 2008 to September 30, 2009)	-	-	-
Exercised (from October 1, 2008 to September 30, 2009)	-	-	-
Forfeited or expired	(4,167)	-	-
Outstanding at September 30, 2009	10,000	9.50	0.35
Granted (from October 1, 2009 to March 31, 2010)	-	-	-
Exercised (from October 1, 2009 to March 31, 2010)	-	-	-
Forfeited or expired	(10,000)	-	-
Outstanding at March 31, 2010	-	-	-

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

On July 27, 2009, the Company’s subsidiary in Shenzhen entered into a 5-year consulting agreement with a consulting firm for receiving services of developing marketing, brand building and promotion planning of the Company’s own branded consumer products in China. Pursuant to the agreement, the Company is committed to pay the consulting firm a cash compensation of US$146,548 each year in the following five years with a total of US$732,740. The Company has also granted 500,000 restricted stock units from the Company’s 2006 Equity Incentive Plan to the consulting firm for the 5-year services. Vesting condition of these restricted stock units depends upon the achievement of the agreed marketing objectives by the consulting firm, subject to the approval of the Company. The service contract explicitly stated that if the consulting firm withdraws from the contract, the consulting firm has to pay a compensation of US$1,350,000 to the Company. The Company’s management considers that this compensation clause established a sufficiently large disincentive for non-performance and therefore the related share-based compensation would be determined by the grant date fair value of the common stock as of July 27, 2009, which was $2.70 per share.

The total share-based compensation expense for the six months ended March 31, 2010 was US$547,118, representing an amount of US$404,592 share-based compensation expense for the employee incentive plan and an amount of US$142,526 share-based compensation expense for the marketing service to the consulting firm respectively. In addition, according to the marketing service agreement mentioned above, the Company has also paid an amount of US$73,232 cash compensation expense to the consulting firm for the six months ended March 31, 2010.

            Management considered that the fair value of outstanding restricted share units is approximate to the market value of the Company’s common stock, as at March 31, 2010, the market value of the Company’s common stock is US$7.05.

As of March 31, 2010, a total of 102,000 units were cancelled due to the resignation of employees.

A summary of the restricted stock units activity is as follows:
	Incentive plan on marketing service	2008-09 plan	2010-11 plan	Total
	Number of units	Number of units	Number of units	Number of units
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Units outstanding at October 1, 2007	-	-	-	-
Granted	-	500,000	-	500,000
Cancelled	-	(44,250)	-	(44,250)
Units outstanding at September 30, 2008	-	455,750	-	455,750
Granted	500,000	100,000	250,000	850,000
Cancelled	-	(31,250)	-	(31,250)
Units outstanding at September 30, 2009	500,000	524,500	250,000	1,274,500
Granted	-	-	-	-
Cancelled	-	(26,500)	-	(26,500)
Units outstanding at March 31, 2010	500,000	498,000	250,000	1,248,000

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

(Unaudited)
US$
Six months ending September 30, 2010	151,155
Year ending September 30
2011	272,764
2012	169,630
2013	100,223
2014	89,832
On and after 2015	37,430
Total minimum lease payments	821,034

Rental expenses under operating leases included in the statement of income were US$256,409 and US$180,808 for the six months ended March 31, 2010 and 2009 respectively.

Purchase obligations- The Company has signed agreements with suppliers and other parties to purchase plant and machinery and computer equipment with estimated non-cancelable obligations of US$3,345,502 and US$309,577 as of March 31, 2010 and 2009 respectively.

10.  Fair Value Measurement

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and requires certain disclosures about fair value measurement. FASB ASC topic 820 also establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

Level 1 – Quoted unadjusted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in market that are not active, and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, accounts receivable, deposits and other receivable, other current assets, bank loans, accounts payable, other current liabilities and other liabilities are reasonable estimates of their fair values. These financial assets and liabilities are classified either Level 1 or Level 2 in the fair value hierarchy as of March 31, 2010. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

11.  Financial Instruments and Derivatives

The Company does not use derivative financial instruments for speculative or trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The total outstanding foreign currency forward contracts were amounted to US$62,000,000 as of March 31, 2010. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank. The following table summarizes the Company’s fair value of outstanding derivatives:

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Financial Instruments and Derivatives- Continued

	Condensed Consolidated	March 31	September 30
	Balance Sheet Presentation	2010	2009
		(Unaudited)	(Unaudited)
		US$	US$
Derivatives not designated as hedging instruments
Fair value of foreign currency forward exchange contract	Other current assets	146,064	-

	Other liabilities	141,648	-

        The impact on earnings from derivatives activity, including changes in the fair value of derivatives is as follows for the six months ended March 31:

	Presentation of gain or loss
	recognized on derivatives	2010	2009
		(Unaudited)	(Unaudited)
		US$	US$
Derivatives not designated as hedging instruments
Foreign currency forward exchange contract	Unrealised exchange gain	146,064	-
	Unrealised exchange loss	141,648	-
	Other operating income, net	4,416	-

12.  Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co. Ltd., and are typically sold on an open account basis. The sales to this customer accounted for 13% and 16%, of the total net sales for the six months ended March 31, 2010 and 2009, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was bad debt recovery of US$12,442 and bad debt expenses of US$60,163 during the six months ended March 31, 2010 and 2009 respectively.

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

Foreign currency risk - The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On March 31, 2010 and 2009, the exchange rates of RMB against US dollar were 6.8261 and 6.8359 respectively; the appreciation of RMB against US dollar was 0.14%. The exchange rates of RMB against Euro were 9.1588 and 9.0323 respectively. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposable products. The Company's sales by geographic destination are analyzed as follows:

	Three months ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Europe	10,026,113	8,450,865
China	5,279,456	3,875,648
North and South America	5,084,916	4,028,393
Japan	4,149,434	3,707,079
Others	1,535,008	565,161
Total net sales	26,074,927	20,627,146

	Six months ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Europe	19,021,537	19,553,803
China	13,415,929	6,477,306
North and South America	10,907,628	8,989,801
Japan	9,428,473	8,516,478
Others	3,088,165	2,820,032
Total net sales	55,861,732	46,357,420

14.  Segment Information

The Company has two reportable segments: traditional products (Medical Care, Wound Care, and Home Care) and new style PurCotton® products. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three and six months ended March 31, 2010 and 2009 are as follows:
	Three months ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
Net Sales:	US$	US$
Segment:
Traditional products	24,180,649	19,519,681
PurCotton® products	1,894,278	1,107,465
Consolidated total	26,074,927	20,627,146

Gross Profit:
Segment:
Traditional products	6,795,076	5,597,679
PurCotton® products	561,109	204,205
Consolidated total	7,356,185	5,801,884

Income from operations before taxes:
Segment:
Traditional products	3,168,257	2,188,254
PurCotton® products	81,385	(63,600)
Consolidated total	3,249,642	2,124,654

Net income attributable to Winner Medical Group Inc. :
Segment:
Traditional products	2,613,119	1,706,490
PurCotton® products	63,419	(62,201)
Consolidated total	2,676,538	1,644,289

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Segment Information-Continued

	Six months ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
Net Sales:	US$	US$
Segment:
Traditional products	51,445,399	44,406,798
PurCotton® products	4,416,333	1,950,622
Consolidated total	55,861,732	46,357,420

Gross Profit:
Segment:
Traditional products	15,216,806	11,985,148
PurCotton® products	1,571,226	420,132
Consolidated total	16,788,032	12,405,280

Income from operations before taxes:
Segment:
Traditional products	6,991,078	4,079,535
PurCotton® products	716,479	(316,076)
Consolidated total	7,707,557	3,763,459

Net income attributable to Winner Medical Group Inc. :
Segment:
Traditional products	5,972,226	3,433,850
PurCotton® products	625,024	(314,677)
Consolidated total	6,597,250	3,119,173

15.  Subsequent events

The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosure, and considered the following events are significant to the Company.

On April 27, 2010, the Company entered into a purchase agreement with Roth Capital Partners, LLC, relating to the public offering of 1,380,000 shares of the Company’s common stock, par value $0.001 per share at a price of $6.10 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 207,000 shares of the Company’s common stock for over-allotments, if any. Accordingly, the Company expects to receive approximately US$7,600,000 from the issuance of common stock after deducting an estimated cost amounting to US$813,000 for equity fund raising.

On April 15, 2010, the Company employed Mr. Zihan Wu as the general manager of Shenzhen PurCotton Technology Co., Ltd. Being a member of senior management, Mr. Wu is awarded by the Company’s board of director a maximum of 500,000 restricted stock units in 4 years upon the achievement of agreed marketing objectives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Company’s registration statement on Form S-3 and the Company’s annual report on Form 10-K; and any statements of assumptions underlying any of the foregoing. Except as otherwise indicated by the context, references in this report to “the Company”, “Winner”, “Winner Medical”, “we”, “us”, or “our”, are references to the combined business of Winner Medical Group Inc. and its subsidiaries.

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

The following analysis discusses changes in the financial condition and results of operations at and for the six months ended March 31, 2010 and 2009, and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto included elsewhere in this Report.

The Company’s History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. From July 1993 until late 2005, the Company’s immediate predecessor, Las Vegas Resorts Corporation, and its predecessors had no meaningful business operations.

On December 16, 2005, Winner Medical Group Inc. and Winner Group Limited entered into a share exchange agreement pursuant to which the stockholders of Winner Group Limited were issued 42,280,840 shares of Winner Medical Group Inc. common stock in exchange for all 1,143,000 shares of Winner Group Limited that were issued and outstanding as of December 16, 2005. In connection with the acquisition transaction, Winner Group Limited became the Company’s wholly-owned subsidiary. Even though, from a legal perspective, Winner Medical Group Inc. was the acquirer in this transaction, Winner Group Limited is treated as the acquirer from an accounting perspective. On October 6, 2009, the Company’s board of directors approved a 1-for -2 reverse stock split of its issued and outstanding common shares and authorized shares. 42,280,840 shares had been restated to 21,140,420 shares in the Company’s financial statements. Upon effectiveness of the reverse stock split, the outstanding and issued shares were approximately 22,363,740 shares, after rounding up of fractional shares. On April 30, 2010, the Company completed a public offering of 1,380,000 shares of common stock at a price of $6.10 per share. In connection with this public offering, the total outstanding and issued shares were approximately 23,743,740 shares.

Effective October 8, 2009, the Company has migrated from the OTC Bulletin Board or OTCBB to the New York Stock Exchange AMEX, changing its symbol from “WMDG.OB.” to “WWIN”. Effective April 6, 2010, the Company has migrated from the New York Stock Exchange AMEX to NASDAQ Global Market, under the same symbol of “WWIN”.

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

Also affecting the Company’s industry is the growing trend towards protecting the environment. Consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables products usually contain materials like rubber and polyester, which may result in restrictions on these products under environmental protection regulations which may negatively affect sales of these products. Moreover, such materials are non-biodegradable and exploit petroleum, a non-renewable energy resource. The Company believes this trend will benefit the Company in competing with its competitors because its new PurCotton® products are primarily made of natural cotton, which is an environmentally friendly raw material, and the Company’s new non-woven fabric manufacturing capabilities enables it to make new products with natural cotton at lower costs compared to woven cotton. The Company believes PurCotton® products are a medium- to long-term growth contributor to its revenue, because they can be applied to the medical industry as well as to other consumer products.

Competition

The Company competes based upon manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

The Company encounters significant competition within China and throughout the world. Some of the Company’s competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets than the Company does. The Company believes that its China-based competitors have lower labor costs, but their products often lack diversity. With respect to the Company’s competitors located outside China, it believes competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. The Company’s competition in Europe and North and South America may have a geographic advantage in the European Union and U.S. markets, however, the Company believes they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

The Company’s competitive advantages

Customers in the medical field employ high quality standards, since product quality and safety are their primary consideration.  They perform strict factory and production system verification and product quality testing on their target suppliers. Once a supplier passed their test, it is costly for the customers to switch to others.  Compared with the Company’s competitors, its competitive advantages include the following:

- Sound quality management system and certificates obtained. The Company has already established three quality management systems, ISO9001:2000 quality management system, ISO13485:2003 medical devices quality control system, and 21CFR Part 820 U.S. FDA (United States Food and Drug Administration) Medical Device Quality System Regulation. Also, the Company is proud to have received FDA clearance to import sterilized products into the US. The Company also has 47 types of products registered and listed with the FDA in the US, which include the sterilization pouches and face masks that have received 510K (US FDA) clearance. Currently, over 90% of the Company’s products have obtained European Union CE certificates. The remaining approximately 10% of the Company’s products are not required to obtain European Union CE certificates because these products are neither medical related products nor sold in international marketplace. The Japanese certificates, which are awarded to individual factories, have been granted to the Company’s Shenzhen, Jiayu, and Chongyang factories, which are factories qualified and entitled to export products to Japan.

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

- Innovation. The Company is dedicated to invest in research and development to drive innovation. The focus is on the PurCotton® manufacturing process to improve product quality and enhance efficiency, and also continuing to expand PurCotton® line through line extensions and value-added features. The Company has already obtained invention patents in China, the U.S., Russia, Singapore, South Africa, Mexico, Nigeria, the Philippines, and member states of the European Patent Office for the invention of 100% spunlace cotton nonwoven manufacture process.

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

During the six months ended March 31, 2010, approximately 24.02% of the Company’s sales revenue was generated in China, and this percentage is expected to increase. The Company’s sales channels in China include: hospitals, local distributors, and chain drugstores.

PurCotton® Products

The PurCotton® products, new spunlace cotton nonwoven products, is expected to have advantages over woven cotton or synthetic nonwoven fabric, as it is natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. The Company intends to utilize its patented manufacturing process to produce PurCotton® at a lower cost than woven cotton products, so it believes the launch of the cotton nonwoven spunlace products will provide a significant advantage to the Company. Patent applications covering the invention of spunlace cotton nonwoven process has been made in more than 50 countries. Patents have been granted in China, the United States, Russia, Singapore, South Africa, Mexico, Nigeria, the Philippines, and member states of the European Patent Office.

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

In order to build and market the PurCotton® brand in China, the Company’s subsidiary in Shenzhen China, set up a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd. which aims at selling PurCotton® branded products by its own marketing and sales efforts in the Chinese marketplace. The Company is expected to diversify its sales channels and product categories in the future. As of March 31, 2010, the first two PurCotton® manufacturing lines are producing in full capacity, with a total production capacity of 200 tons per month. The third manufacturing line has started production and has improving capacity. In August 2009, the Company entered into a contract with a supplier in China to purchase new machinery for setting up the fourth production line, which is expected to commence operation in June of 2010.

During the six months ended March 31, 2010 and 2009, gross profit from PurCotton® products reached approximately $1,571,000 and $420,000 respectively.

Focus on higher margin products

As its long term plan, the Company is executing a systematic plan for the marketing and sales of PurCotton® products, which have a higher margin than its traditional products. Even though it experienced low margins during the initial stage of the PurCotton® product launch, the Company believes it will generate a higher margin than its traditional products once PurCotton® products commence mass production and well accepted by its customers. At the same time, the Company is working on technical improvements to its equipment at Winner Huanggang to increase production efficiency and capacity.

Recent Development

On January 14, 2010, Richard Goodner resigned as a director of the Company.

Effective January 14, 2010, the Board of Directors of the Company appointed Lawrence Xiaoxia Pan as a director of the Company, to replace Mr. Goodner as a member of the Audit Committee, the Compensation Committee, and the Chairman of the Governance and Nominating Committee of the Company. Mr. Pan is the Founding Partner of China SageWater Capital Partners. He was the former China Chief Representative and Director of Asia Pacific Region of NASDAQ from 2004 until 2007. Mr. Pan obtained a B.S. and M.S. in Materials Science from Beijing Institute of Science, EMBA in International Business from University of London and a Certificate in Financial Analysis from New York University.

As of May 11, 2010, Shenzhen PurCotton Technology Co., Ltd., “Shenzhen PurCotton”, owned and operated 17 PurCotton® chain stores in Shenzhen, Guangdong Province. Shenzhen PurCotton promotes the concept of "Let medical products be close to your life, Let pure cotton take care of your health". Each store contains four types of PurCotton® branded personal products and healthcare supplies, which include PurCotton® baby personal products, feminine personal products, daily home care products and medical care products. The main distribution channels are expected to be chain stores (PurCotton® stores), on-line sales, supermarkets and wholesale to large customers. PurCotton® stores are mainly located in downtown shopping malls and high-end communities with high visibility and significant foot traffic. The projected average total cost of each store, with sizes ranging from 50 to 150 square meters, is approximately $40,000 to $60,000, which includes securing the lease, deposit, build out, instruments, inventory stocking and one month salary for salespersons.

On April 15, 2010, Winner Medical signed an employment agreement with Mr. Zihan Wu, who was appointed as the general manager of Shenzhen PurCotton Technology Co., Ltd. Mr. Wu graduated from Wuhan University with majors in Economic Management and Computer Science. He has solid experience in the internet and media businesses, as well as brand building expertise from when he was a partner of Shanghai Angel Venture Capital Management Company. Mr. Wu's strong e-commerce and brand building experience is expected to assist the Company's efforts in building PurCotton® business-to-consumer online stores in order to better meet consumer's diversified shopping requirements. Also effective April 15, 2010, the Company’s board approved the granting of Stock Units to Mr. Zihan Wu in the aggregate sum of five hundred thousand (500,000) units, subject to the fulfillment of certain annual operational targets during a period of four years. The Stock Units were issued under the 2006 Equity Incentive Plan of the Company.

On April 30, 2010, Winner Medical completed a public offering of 1,380,000 shares of common stock at a price of $6.10 per share. After the public offering, the Company has received net proceeds of approximately $7.6 million, paid approximately $0.46 million to the underwriters as underwriting discounts and commissions and paid approximately $0.35 million of miscellaneous offering expenses. The Company has granted a 30-day option to the underwriters to purchase up to an additional 207,000 shares of its common stock to cover over-allotments, if any. The Company intends to use the net proceeds from this offering to expand the production capacity of its PurCotton® product lines and for general corporate and working capital purposes.

The public offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-165164), which was filed with the Securities and Exchange Commission on March 3, 2010 and became effective March 18, 2010. Under the shelf registration statement, the Company may, from time to time, sell up to $50,000,000 in aggregate of common stock, preferred stock, warrants, debt securities, or a combination of these securities, or units.

Results of Operations

The following sets forth certain of the Company’s income statement information for the three months ended March 31, 2010 and 2009.

Comparison of the Three Months Ended March 31, 2010 and 2009
(All amounts, other than percentages, in thousand of U.S. dollars)

	THREE MONTHS ENDED 3/31/10		THREE MONTHS ENDED 3/31/09
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$26,075	100.00%	$20,627	100.00%	$5,448	26.41%
Cost of Sales	$18,719	71.79%	$14,825	71.87%	$3,894	26.27%
Gross profit	$7,356	28.21%	$5,802	28.13%	$1,554	26.78%
Other Operating Income, Net	$49	0.19%	$406	1.97%	$-357	-87.93%
Exchange Difference, Net	$-56	-0.21%	$-245	-1.19%	$189	-77.14%
Selling, general and administrative expenses	$4,140	15.88%	$3,865	18.74%	$275	7.12%
Interest Expense	$45	0.17%	$119	0.58%	$-74	-62.18%
Interest Income	$10	0.04%	$11	0.05%	$-1	-9.09%
Investment yields	$75	0.29%	$133	0.64%	$-58	-43.61%
Income tax	$620	2.38%	$460	2.23%	$160	34.78%
Non-controlling interests	$47	0.18%	$-21	-0.10%	$68	-323.81%
Net income attributable to Winner Medical Group Inc	$2,677	10.27%	$1,644	7.97%	$1,033	62.83%

Sales Revenue

Sales revenue increased by $5,448,000, or 26.41%, to $26,075,000 for the three months ended March 31, 2010 from $20,627,000 for the three months ended March 31, 2009. This increase was mainly attributable to increased sales orders from existing North and South American customers, as well as increased PurCotton® product sales from customers in China and Japan. The net sales to customers in North and South America were $5,085,000 for the three months ended March 31, 2010, an increase of 26.24% compared to $4,028,000 during the same period of 2009. Winner Medical has captured additional sales revenue through supplying products directly to several large companies in developed countries, which want to reduce their production cost. The Company has been gradually shifting its customer base to those larger companies in developed countries, and expects a continued revenue growth in the future from the large companies in developed countries which outsource their production to the Company.

Revenue from PurCotton® products increased by $787,000, or 71.09%, to $1,894,000 for the three months ended March 31, 2010 from $1,107,000 for the three months ended March 31, 2009. The sales were mainly from the sale of PurCotton® products in chain stores and PurCotton® jumbo rolls to customers in China and Japan who produce consumer products, including sanitary and incontinence products. The Company is also processing orders of PurCotton® finished medical products, such as operation room towel and sponges, for customers in China, Europe and the United States. From this quarter’s operation results, the Company is optimistic on its PurCotton® chain stores and future expansion.

Winner Medical’s operating results have varied on a quarterly basis during its operating history. Second quarter is usually a weaker quarter compared with the other three quarters, due to a two week holiday of the Chinese New Year. During the holiday, the fixed costs and expenses such as salary, depreciation and amortization, continued to occur; even though no sales and production had taken place.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which the Company sells its products for the three months ended March 31, 2010 and 2009. The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Three Months Ended on 3/31/10 in Thousand	As a Percentage of Total Revenues	Three Months Ended on 3/31/09 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change

Europe	10,026	38.45%	8,451	40.97%	1,575	18.64%

Japan	4,149	15.91%	3,707	17.97%	442	11.92%

North and South America	5,085	19.50%	4,028	19.53%	1,057	26.24%

China	5,279	20.25%	3,876	18.79%	1,403	36.20%

Others	1,536	5.89%	565	2.74%	971	171.86%

Total	26,075	100.00%	20,627	100.00%	5,448	26.41%

Other Operating Income, Net

The Company’s other operating income, net, for the three months ended March 31, 2010, decreased by $357,000 to $49,000, from $406,000 for the three months ended March 31, 2009. Other operating income, net mainly consists of income from sales of unused and leftover raw materials, and government subsidies, which are incentives awarded by the PRC local government to the Company. The decrease of other operating income was primarily due to the decrease of government subsidies. Government subsidies were approximately $11,000 for the three months ended March 31, 2010, compared to approximately $220,000 for the same period of 2009.

Exchange Difference, Net

The Company’s exchange difference, net, for the three months ended March 31, 2010, decreased by $189,000 to a loss of $56,000, from a loss of $245,000 for the three months ended March 31, 2009. The decrease is mainly due to (1) the Renminbi (RMB) was stable against the US Dollar for the three months ended March 31, 2010 compared with the same period of last year, and (2) the Company has shifted currency collection from the Euro, Pound Sterling and Australian Dollar to the US Dollar, because RMB is more stable against the US Dollar than against these other currencies. The Company estimates that the exchange rate of RMB against the US dollar will appreciate in the future. The Company aims to reinforce and expand its businesses in the Chinese market to minimize the currency exchange rate risk. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company also entered into several foreign currency forward contracts with a commercial bank to hedge future trade receipts in U.S. dollars against RMB. The total outstanding foreign currency forward contracts amounted to US$62,000,000 as of March 31, 2010. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quoted prices of these foreign currency forward contracts can be obtained directly from the commercial bank.

Cost of Sales

The Company’s cost of sales increased $3,894,000 to $18,719,000 for the three months ended March 31, 2010 from $14,825,000 for the same period of last year. The costs of sales as a percentage of net revenues were 71.79% and 71.87% for the three months ended March 31, 2010 and 2009, respectively. Cotton is the core component of the Company’s raw material, and its price increased to approximately $2,300 per ton in March 2010 from $2,200 per ton in December 2009, which is an increase of approximately 4.55%. The increase of cotton price was the main reason driving the increase of cost of sales.

Gross Profit

The Company’s gross profit increased by $1,554,000 to $7,356,000 for the three months ended March 31, 2010 from $5,802,000 for the three months ended March 31, 2009.  Gross profit as a percentage of net revenues was 28.21% for the three months ended March 31, 2010, which was modest growth compared with 28.13% for the three months ended March 31, 2009.  The modest increase in gross profit as a percentage of net revenues was mainly due to (1) increased sales of PurCotton® products in its chain stores in the China marketplace; the gross profit from PurCotton® products was $561,000 for the three months ended March 31, 2010, compared to $204,000 in the same period of last year, and (2) cotton is the core component of the Company’s raw material, and cotton price has increased by 4.55% compared to December 2009. The increase of raw material price has offset the increased sales of high margin PurCotton® products. The Company considers that the increase of cotton price will increase its cost of sales. In order to reduce this risk, the Company is under negotiation with its customers to increase selling price.

Selling Expenses

The Company’s selling expenses increased by $847,000, or 62.88%, to $2,194,000 for the three months ended March 31, 2010 from $1,347,000 for the three months ended March 31, 2009.  As a percentage of net revenues, the Company’s selling expenses increased to 8.41% for the three months ended March 31, 2010, compared with 6.53% for the three months ended March 31, 2009.  The increase in selling expenses was primarily due to (1) the increase of approximately $446,000 in transportation expenses for export markets compared with the same period of last year, (2) a $97,000, or 47.32%, increase in salary of the sales personnel during the three months ended March 31, 2010, compared with the same period of last year, (3) an increase of $59,000, or 100.00%, in leasing fee from PurCotton® stores during the three month ended March 31, 2010, compared with the same period of last year, and (4) an increase of approximately $253,000 for the indemnity to one of its customers due to different definitions on product description.

Administrative Expenses

The Company’s administrative expenses dropped by $572,000, or 22.72%, to $1,946,000 for the three months ended March 31, 2010 from $2,518,000 for the three months ended March 31, 2009. As a percentage of net revenues, administrative expenses decreased to 7.46% for the three months ended March 31, 2010 from 12.21% for the same period of 2009. This decrease was primarily due to (1) a total $220,000 increase in salary and stock incentive plans for employees as well as consultant fees and a stock incentive plan for a marketing and brand building consulting firm during the three months ended March 31, 2010, compared with the same period of last year, (2) a decrease of approximately $433,000 for provisions of bad debts compared with the same period of last year, (3) there was no reserve for fixed assets impairment during the three-month period ended March 31, 2010 compared with approximately $222,000 in the same period of last year, and (4) there was no inventory impairment during the three-month period ended March 31, 2010 compared with approximately $143,000 inventory impairment recorded in the same period of last year.

Interest Expense

Interest expenses decreased to approximately $45,000, 0.17% of total revenue, for the three months ended March 31, 2010 as compared to approximately $119,000, 0.58% of total revenue, for the same period of 2009, a decrease of approximately $74,000, or 62.18%.  The Company’s interest expense relates to bank loans which are primarily used to maintain daily operations. The percentage decrease of interest expense was mainly due to a decrease in the Company’s comparatively low average outstanding balance of bank loans during the three-month period ended March 31, 2010, as compared with that of 2009.

Income taxes

The Company’s income tax expense for the three months ended March 31, 2010 was $620,000 compared to $460,000 for the three months ended March 31, 2009, which is an increase of $160,000. Income tax as a percentage of income before income taxes and non-controlling interest was 19.08% for the three months ended March 31, 2010, compared with 21.67% for the same period of last year. The percentage decrease of income tax was primarily driven by Winner Industries (Shenzhen) Co., Ltd, or “Winner Shenzhen”, which accounts for approximately 75 percent of the Company’s total sales of revenue, after it had obtained the High and New Technology Enterprise Certificate in 2009. As a result of this new status, Winner Shenzhen enjoyed a 15% income tax rate in 2010 compared with 18% for the same period of last year.

Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%. Starting from January 1, 2010, the Company’s subsidiary, Hubei Winner Textiles Co., Ltd is subject to an enterprise income tax rate of 25%.

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatment. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, which is followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Three of the Company’s PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd. Chongyang, and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. The following table sets forth the tax rates applicable to the Company’s PRC subsidiaries that enjoy existing preferential tax treatment.

	Calendar Year Ending December 31
	2010	2011	2012	2013	2014

Winner Medical (Huanggang) Co., Ltd.	12.5%	12.5%	12.5%	25%	25%
Winner Medical & Textile Ltd. Chongyang	12.5%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	12.5%	25%	25%	25%

Winner Industries (Shenzhen) Co., Ltd obtained the High and New Technology Enterprise Certificate which would be evaluated by the government authorities every 3 years. As a result of this new status in 2009, Winner Shenzhen is eligible to enjoy a 15% income tax rate in 2010 and 2011. For years 2012, 2013 and 2014, the tax rate will be subject to whether Winner Shenzhen can obtain the High and New Technology Enterprise Certificate status.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd., or “Shenzhen PurCotton” was established. The applicable income tax rate for Shenzhen PurCotton was 25% for the three months ended March 31, 2010.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended March 31, 2010 and 2009. There are no current taxes due to the US Internal Revenue Service as of March 31, 2010. The enterprise income tax rate in the US is 34%.

Non-controlling interests

The Company’s financial statements reflect an adjustment to its consolidated net income of $47,000 and net loss of $21,000 in the three months ended March 31, 2010 and 2009, respectively, reflecting third party non-controlling interests in two of the Company’s subsidiaries, with 40% interest in Shanghai Winner Medical Apparatus Co., Ltd., and 40% interest in Winner Medical (Hong Kong) Limited.

Net income attributable to Winner Medical Group Inc.

Net income attributable to Winner Medical Group Inc. increased to approximately $2,677,000 for the three months ended March 31, 2010, as compared to approximately $1,644,000 for the same period of 2009, an increase of approximately $1,033,000, or approximately 62.83%.  Such increase is mainly attributable to (1) the sales of PurCotton® products started making profit during the three months ended March 31, 2010 compared to losses from these products during the same period of last year, (2) increase in sales of traditional medical products in China with a high margin as a result of the Company’s broad sales network and the high recognition of its own branded Winner® products by its customers, (3) improvements on production management which reduced manufacture unit cost and improved production efficiency, and (4) a relatively stable RMB exchange rates against foreign currency for the three months ended March 31, 2010 compared with the same period of last year.

Results of Operations

The following sets forth certain of the Company’s income statement information for the six months ended March 31, 2010 and 2009.

Comparison of the Six Months Ended March 31, 2010 and 2009

(All amounts, other than percentages, in thousand of U.S. dollars)

	SIX MONTHS ENDED 3/31/10		SIX MONTHS ENDED 3/31/09
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$55,862	100.00%	$46,357	100.00%	$9,505	20.50%
Cost of Sales	$39,074	69.95%	$33,952	73.24%	$5,122	15.09%
Gross profit	$16,788	30.05%	$12,405	26.76%	$4,383	35.33%
Other Operating Income, Net	$489	0.88%	$891	1.92%	$-402	-45.12%
Exchange Difference, Net	$-80	-0.14%	$-1,130	-2.44%	$1,050	-92.92%
Selling, general and administrative expenses	$9,464	16.94%	$8,323	17.95%	$1,141	13.71%
Interest Expense	$99	0.18%	$327	0.71%	$-228	-69.72%
Interest Income	$28	0.05%	$24	0.05%	$4	16.67%
Investment yields	$45	0.08%	$223	0.48%	$-178	-79.82%
Income tax	$1,202	2.15%	$720	1.55%	$482	66.94%
Non-controlling interests	$92	0.16%	$75	0.16%	$17	22.67%
Net income attributable to Winner Medical Group Inc	$6,597	11.81%	$3,119	6.73%	$3,478	111.51%

Sales Revenue

Sales revenue increased to approximately $55,862,000 for the six months ended March 31, 2010, compared to approximately $46,357,000 for the same period of 2009, an increase of approximately $9,505,000, or approximately 20.50%.  Such increase is mainly attributable to growing product demand from Chinese customers, increased sales orders from existing North and South American customers, as well as rapid PurCotton® product sales to customers in China and overseas market. The net sales to customers in North and South America were $10,908,000 for the six months ended March, 2010, an increase of 21.33% compared to $8,990,000 during the same period of 2009. Winner Medical has captured additional sales revenue through supplying products directly to several large companies in developed countries, which want to reduce their production cost. The Company has been gradually shifting its customer base to those larger companies in developed countries, and expects a continued revenue growth in the future from the large companies in developed countries which outsource their production to the Company.

The net sales to customers in China were $13,416,000 for the six months ended March 31, 2010, an increase of 107.13% compared to $6,477,000 during the same period of last year. The Company put great efforts on building its own Winner® brand in China through hospitals, distributors, and chain drugstores. Winner®, as a well-known trademark, is recognized by the Trademark Office of the Chinese State Administration for Industry and is well accepted by the Company’s clients and end customers. The increase of sales in China also contributed to the increased demand for protective products as a result of H1N1 in China during the six months ended March 31, 2010, compared with the same period of last year. The Company has been gradually building more distributor agents and cooperating with more chain drugstores in the Chinese marketplace.

During the six months ended March 31, 2010, revenue from PurCotton® products reached approximately $4,416,000 compared to approximately $1,951,000 in the same period last year. The sales were mainly from the sale of PurCotton® products in chain stores and PurCotton® jumbo rolls to customers in China and Japan who produce consumer products, including sanitary and incontinence products. The Company is also processing orders of PurCotton® finished medical products, such as operation room towel and sponges, for customers in China, Europe and the United States. From the second quarter’s operation results, the Company is optimistic on its PurCotton® chain stores and future expansion.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which the Company sells its products for the six months ended March 31, 2010 and 2009. The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Six Months Ended on 3/31/10 in Thousand	As a Percentage of Total Revenues	Six Months Ended on 3/31/09 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change

Europe	19,022	34.05%	19,554	42.18%	-532	-2.72%

Japan	9,428	16.88%	8,516	18.37%	912	10.71%

North and South America	10,908	19.53%	8,990	19.39%	1,918	21.33%

China	13,416	24.02%	6,477	13.97%	6,939	107.13%

Others	3,088	5.53%	2,820	6.08%	268	9.50%

Total	55,862	100.00%	46,357	100.00%	9,505	20.50%

Other Operating Income, Net

The Company’s other operating income, net for the six months ended March 31, 2010, decreased by $402,000 to $489,000, from $891,000 for the six months ended March 31, 2009. The decrease of other operating income was primarily due to the decrease of government subsidies. Government subsidies were approximately $166,000 for the six months ended March 31, 2010, compared to approximately $444,000 for the same period of 2009.

Exchange Difference, Net

The Company’s exchange difference, net, for the six months ended March 31, 2010, decreased by $1,050,000 to a loss of $80,000, from a loss of $1,130,000 for the six months ended December 31, 2009. The decrease is mainly due to (1) the Renminbi (RMB) was stable against the US Dollar for the six months ended March 31, 2010 compared with the same period of last year, and (2) the Company has shifted currency collection from the Euro, Pound Sterling and Australian Dollar to the US Dollar, because RMB is more stable against the US Dollar than against these other currencies. The Company estimates that the exchange rate of RMB against the US dollar will appreciate in the future. The Company aims to reinforce and expand its businesses in the Chinese market to minimize the currency exchange rate risk. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company also entered into several foreign currency forward contracts with a commercial bank to hedge future trade receipts in U.S. dollars against RMB. The total outstanding foreign currency forward contracts amounted to US$62,000,000 as of March 31, 2010. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quoted prices of these foreign currency forward contracts can be obtained directly from the commercial bank.

Cost of Sales

The Company’s cost of sales increased $5,122,000 to $39,074,000 for the six months ended March 31, 2010 from $33,952,000 for the same period of last year. The cost of sales as a percentage of net revenues, decreased to 69.95% for the six months ended March 31, 2010 from 73.24% for the six months ended March 31, 2009. The percentage decrease was mainly attributable to (1) the improvement of the Company’s cost control, equipment technical improvements and lean production management which increased production efficiency and reduced production waste, and (2) effective from June 1, 2009, the value added tax rebate rate for exports of all the Company’s medical dressing products, and also some types of medical equipment increased from 13% to 15%; the value added tax rebate rate for exports of the Company’s plastic and glass products increased from 11% to 13%.

Gross Profit

The Company’s gross profit increased by $4,383,000 to $16,788,000 for the six months ended March 31, 2010 from $12,405,000 for the six months ended March 31, 2009.  Gross profit as a percentage of net revenues was 30.05% for the six months ended March 31, 2010, compared to 26.76% for the six months ended March 31, 2009.  The increase in gross profit as a percentage of net revenue was mainly due to (1) the improvement of PurCotton® production capacity and sales of high margin PurCotton® products; the gross profit from PurCotton® products was $1,571,000 for the six months ended March 31, 2010, compared to $420,000 in the same period of last year, (2) increase in sales of the Company’s own branded Winner® products with a high margin, (3) the Company’s cost control, equipment technical improvements and lean production management that increased production efficiency and reduced production waste, and (4) a relatively stable RMB exchange rate against foreign currencies during the six months ended March 31, 2010 compared with the same period of last year.

Selling Expenses

The Company’s selling expenses increased by $937,000 to $4,179,000 for the six months ended March 31, 2010 from $3,242,000 for the six months ended March 31, 2009.  As a percentage of net revenues, the Company’s selling expenses raised to 7.48% for the six months ended March 31, 2010, compared with 6.99% for the six months ended March 31, 2009.  The increase in selling expenses was preliminary driven by the increase of approximately $536,000 in transportation expenses for domestic and overseas markets compared with the same period of last year; as well as a $168,000, or 42.11%, growth in salary for sales personnel during the six months ended March 31, 2010, compared with the same period of last year.

Administrative Expenses

The Company’s administrative expenses increased by $204,000, or 4.01%, to $5,285,000 for the six months ended March 31, 2010 from $5,081,000 for the six months ended March 31, 2009. As a percentage of net revenues, administrative expenses decreased to 9.46% for the six months ended March 31, 2010 from 10.96% for the same period of 2009. This increase was primarily due to (1) a total $743,000, or 49.80% increase in salary and stock incentive plans for employees as well as consultant fees and a stock incentive plan for a marketing and brand building consulting firm during the six months ended March 31, 2010, compared with the same period of last year, and (2) an increase of approximately $55,000 for internet and information utilization fee as a result of launching SAPHR system for the six months ended March 31, 2010, compared with that of last year. However, the increase was offset by (1) there was no reserve for fixed assets impairment during the six months ended March 31, 2010 compared with approximately $274,000 in the same period of last year, (2) there was no inventory impairment during the six-month period ended March 31, 2010 compared with approximately US$347,000 inventory impairment recorded in the same period of 2009, and (3) an approximately $73,000 decrease for provisions of bad debts compared with the same period of last year.

Interest Expense

Interest expenses dropped to approximately $99,000, 0.18% of total revenue, for the six months ended March 31, 2010, compared to approximately $327,000, 0.71% of total revenue, for the same period of 2009, a decrease of approximately $228,000, or 69.72%. The Company’s interest expense relates to bank loans which are primarily used to maintain daily operations. The percentage decrease of interest expense was mainly due to a decrease in the Company’s comparatively low average outstanding balance of bank loans during the six-month period ended March 31, 2010, as compared with that of 2009.

Income taxes

The Company’s income tax expense for the six months ended March 31, 2010 was $1,202,000 compared with $720,000 for the six months ended March 31, 2009, which is an increase of $482,000. Income tax as a percentage of income before income taxes and non-controlling interest was 15.60% for the six months ended March 31, 2010, compared with 19.13% for the same period of last year. The percentage decrease of income tax was primarily driven by Winner Industries (Shenzhen) Co., Ltd., which accounts for approximately 75 percent of the Company’s total sales of revenue, after it had obtained the High and New Technology Enterprise Certificate in 2009. As a result of this new status, Winner Shenzhen enjoyed a 15% income tax rate in 2010 compared with 18% for the same period of last year.

Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

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

	Calendar Year Ending December 31
	2009	2010	2011	2012	2013	2014

Winner Medical (Huanggang) Co., Ltd.	0%	12.5%	12.5%	12.5%	25%	25%
Winner Medical & Textile Ltd. Chongyang	12.5%	12.5%	25%	25%	25%	25%
Hubei Winner Textiles Co., Ltd.	12.5% to 25%	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	12.5%	12.5%	25%	25%	25%

In October 2006, for the purpose of improving operational efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd. Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen was separately reported to the local tax office to reflect the different tax incentive status enjoyed by each entity. The applicable income tax rate for Winner Hubei and Winner Tianmen was 12.5% and 25% for calendar year 2009. The preferential tax incentives expired at the end of 2009.

Winner Industries (Shenzhen) Co., Ltd obtained the High and New Technology Enterprise Certificate which would be evaluated by the government authorities every 3 years. As a result of this new status in 2009, Winner Shenzhen is eligible to enjoy a 15% income tax rate in 2009, 2010 and 2011. For years 2012, 2013 and 2014, the tax rate will be subject to whether Winner Shenzhen can obtain the High and New Technology Enterprise Certificate status.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd., or “Shenzhen PurCotton” was established. The applicable income tax rate for Shenzhen PurCotton was 25% for the six months ended March 31, 2010.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the six months ended March 31, 2010 and 2009. There are no current taxes due to the US Internal Revenue Service as of March 31, 2010. The enterprise income tax rate in the US is 34%.

Non-controlling interests

The Company’s financial statements reflect an adjustment to its consolidated net income of $92,000 and $75,000 in the six months ended March 31, 2010 and 2009, respectively, reflecting third party non-controlling interest in two of the Company’s subsidiaries, with 40% interest in Shanghai Winner Medical Apparatus Co., Ltd., and 40% interest in Winner Medical (Hong Kong) Limited.

Net income attributable to Winner Medical Group Inc.

Net income attributable to Winner Medical Group Inc. increased to approximately $6,597,000 for the six months ended March 31, 2010, as compared with approximately $3,119,000 for the same period of 2009, an increase of approximately $3,478,000, or approximately 111.51%.  Such increase is mainly attributable to (1) the sales of PurCotton® products started making profit during the six months ended March 31, 2010 compared to losses from these products during the same period of last year, (2) increase in sales of traditional medical products in China with a high margin as a result of the Company’s broad sales network and the high recognition of its own branded Winner® products by its customers, (3) improvements on production management which reduced manufacture unit cost and improved production efficiency, and (4) a relatively stable RMB exchange rates against foreign currency for the six months ended March 31, 2010 compared with the same period of last year.

Inventory turnover

The Company’s inventory increased to approximately $16,547,000 as of March 31, 2010 as compared with approximately $14,933,000 as of September 30, 2009, an increase of approximately $1,614,000, or 10.81%. The Company’s inventory turnover was 5.05 and 4.52 times for the six months ended March 31, 2010 and the year ended September 30, 2009, respectively. The increase of inventory was mainly due to more inventory was reserved for the Company’s traditional medical products and PurCotton® products in the domestic market as a result of its aggressive expansion in the Chinese market during the six months ended March 31, 2010 compared to the same period of last year. In addition, in order to improve and supervise its product quality, the Company controls a wider range of production chains from raw materials to finished products.

Accounts receivable collection period

Accounts receivable decreased to approximately $12,475,000 as of March 31, 2010, compared to approximately $13,148,000 as of September 30, 2009, an increase of approximately $673,000, or 5.12%. The Company’s average accounts receivable collection period was 41.92 days and 44.97 days for the six months ended March 31, 2010 and the year ended September 30, 2009, respectively. The decrease of accounts receivable collection period is mainly due to the Company’s using SAP ERP system to evaluate and monitor the accounts receivables risks for each individual client so as to minimize past due situations. Besides, in order to reduce loss on bad debts, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective April 25, 2009 and will be automatically renewed subject to a one month written notice given by either party.

The account receivable collection age as of March 31, 2010 is illustrated as follows:

(All amounts, other than percentages, in thousand of U.S. dollars)

Periods	Amount in Thousand	As a Percentage

Less than or equal to 3 months	$11,954	95.82%

3 to 6 months	$464	3.72%

6 to 12 months	$43	0.35%

1 to 3 years	$14	0.11%

Total	$12,475	100.00%

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash and cash equivalents of approximately $10,812,000.
.
Cash Flow
(in Thousand US$)
	Six Months Ended March 31,
	2010	2009

Net cash provided by operating activities	7,610	6,243
Net cash used in investing activities	(3,182)	(175)
Net cash used in financing activities	(2,929)	(4,463)
Effect of exchange rate changes on cash balance	(179)	48
Net increase in cash and cash equivalents	1,319	1,653
Cash and cash equivalents at the beginning of period	9,493	6,462
Cash and cash equivalents at the end of period	10,812	8,115

Operating Activities:

Net cash provided by operating activities was $7,610,000 for the six months ended March 31, 2010, which increased by an amount of $1,367,000 from net cash provided by operating activities of $6,243,000 in the same period of 2009. The increase was primarily driven by the growth in net income during the six months ended March 31, 2010 compared to the same period of last year.

Investing Activities:

The Company’s main uses of cash for investing activities were payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the six months ended March 31, 2010 was $3,182,000, an increase of $3,007,000 from net cash used in investing activities of $175,000 in the same period of 2009. This was mainly due to the increase of investment in the fourth PurCotton® manufacturing lines, plant construction and equipment in Winner Medical (Huanggang) Co., Ltd. The total investment for the fourth production line is estimated to be approximately $2 million and the amount paid for this production line was approximately $1,212,000 during the six months ended March 31, 2010.

Financing Activities:

Net cash used in financing activities for the six months ended March 31, 2010 totaled $2,929,000, compared with $4,463,000 used in financing activities in the same period of 2009. Such increase of cash used in financing activities was mainly attributable to the repayment of bank borrowing.

The Company’s debt to asset ratio was 15.21% as of March 31, 2010. The Company plans to maintain its debt to asset ratio below 40%. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans, as identified in the table below.

As of March 31, 2010, the Company has loans with Chinese banks totaling $3,662,000. The annual interest rates of these loans range from 4.78% to 5.31%.

The Company’s subsidiaries in Shenzhen has credit lines with Shenzhen Branch of China Merchants Bank, the Shenzhen Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

Bank loans as of March 31, 2010
					Balance as of March 31, 2010
Loan	Bank	Loan period	Interest rate	Secured by	US$
A	China Merchants Bank, Shenzhen Branch	06-08-2009 to 06-08-2010	4.78%	Land use rights & buildings	1,464,965
B	China Merchants Bank, Shenzhen Branch	06-30-2009 to 06-30-2010	4.78%	Land use rights & buildings	1,464,965
C	Shenzhen Industrial and Commercial Bank of China	09-20-2009 to 09-20-2010	5.31%	Land use rights & buildings	732,483
		Total			3,662,413

As of March 31, 2010, the Company had approximately $25.83 million bank credit facilities available from four commercial banks, and excluding the $3.66 million bank loans as of March 31, 2010, there are $22.17 million worth of unused bank credit facilities, consisting of approximately $5.86 million from the Shenzhen Branch of China Merchants Bank, approximately $10.99 million from the Shenzhen Branch of the Industrial and Commercial Bank of China, approximately $4.88 million from the Huanggang Branch of the Industrial and Commercial Bank of China, and approximately $0.44 million from the Tianmen Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by the Company’s real estate and other assets. These revolving lines of credit allow the Company to make short-term loans repeatedly, and the banks re-evaluate the Company’s credit line annually. These bank credit facilities enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

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

•
Financial Instruments and Derivatives –The Company does not use derivative financial instruments for speculative or trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. Such disclosure requirement will be effective for annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In February 2010, the FASB issued FASB Accounting Standards Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Seasonality

The Company’s operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in the Company’s Registration Statements on Form S-3 filed on March 03, 2010 and in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

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

DATED: May 11, 2010

WINNER MEDICAL GROUP INC.

By:	/s/ Jianquan Li
Jianquan Li Chief Executive Officer and Chairman (Principal Executive Officer)
By:	/s/ Xiuyuan Fang
Xiuyuan Fang Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith