Form 10-Q
period 2010-06-30
WINNER MEDICAL GROUP INC
filed 2010-08-11
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 001-34484

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	23,950,740

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended June 30, 2010 and 2009

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Income and Comprehensive Income	F-2
Condensed Consolidated Statements of Stockholders’ Equity	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5 – F-15

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	12,736,013	9,493,026
Restricted bank deposits	128,550	123,868
Accounts receivable, less allowances for doubtful accounts of US$313,147 and US$244,401 at June 30, 2010 and September 30, 2009, respectively	15,959,486	13,148,462
Amount due from an affiliated company	5,754	-
Inventories	17,105,048	14,932,740
Prepaid expenses and other current assets	7,654,839	3,614,567
Income taxes recoverable	33,525	30,910
Deferred tax assets	338,514	359,151
Total current assets	53,961,729	41,702,724
Property, plant and equipment, net	57,877,050	55,770,870
Investment in equity investees	2,072,935	1,923,956
Intangible assets, net	128,344	147,008
Non-current restricted bank deposits	101,029	34,917
Prepaid expenses and other receivables	657,073	1,104,344
Deferred tax assets	115,722	252,190
Total assets	114,913,882	100,936,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	736,279	6,589,545
Accounts payable	5,651,649	4,843,404
Accrued payroll and employee benefits	1,925,721	2,072,892
Customer deposits	397,688	603,824
Other accrued liabilities	2,704,998	2,574,736
Amounts due to affiliated companies	7,769	56,349
Income taxes payable	1,464,951	1,938,941
Total current liabilities	12,889,055	18,679,691
Deferred tax liabilities	42,134	41,899
Total liabilities	12,931,189	18,721,590

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000, issued and outstanding June 30, 2010 – 23,950,740 shares; September 30, 2009 –22,363,740 shares	23,951	22,364
Additional paid-in capital	40,740,622	31,166,123
Retained earnings	45,679,735	36,797,172
Statutory reserves	4,516,719	3,428,095
Accumulated other comprehensive income	11,009,153	10,717,850
Total Winner Medical Group Inc.
stockholders’ equity	101,970,180	82,131,604

Non-controlling interests	12,513	82,815
Total equity	101,982,693	82,214,419

Total liabilities and equity	114,913,882	100,936,009

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30		Nine months ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Net sales	30,926,910	24,357,878	86,788,642	70,715,298

Cost of sales	(21,993,948)	(17,176,129)	(61,067,648)	(51,128,269)
Gross profit	8,932,962	7,181,749	25,720,994	19,587,029

Other operating income, net	145,370	96,183	634,457	987,432
Exchange difference, net	(152,908)	47,432	(233,089)	(1,082,265)
Selling, general and administrative expenses	(5,277,382)	(3,600,442)	(14,741,028)	(11,923,716)

Income from operations	3,648,042	3,724,922	11,381,334	7,568,480
Interest income	13,295	19,069	41,038	42,888
Interest expense	(21,545)	(70,884)	(120,048)	(397,940)
Equity in earnings of 50 percent or less owned persons	103,954	86,446	148,979	309,584
Income before income taxes	3,743,746	3,759,553	11,451,303	7,523,012

Income taxes	(347,881)	(694,718)	(1,549,977)	(1,414,383)
Net income	3,395,865	3,064,835	9,901,326	6,108,629

Net (income)/ loss attributable to non-controlling interests	(21,928)	(1,183)	69,861	74,196
Net income attributable to Winner Medical Group Inc.	3,373,937	3,063,652	9,971,187	6,182,825

Comprehensive income:
Net income	3,395,865	3,064,835	9,901,326	6,108,629
Foreign currency translation difference	438,928	37,243	290,862	(87,899)
Comprehensive (income)/ loss attributable to non-controlling interests	(21,648)	(1,183)	70,302	74,196

Comprehensive income attributable to Winner Medical Group Inc.	3,813,145	3,100,895	10,262,490	6,094,926

Net income attributable to Winner Medical Group Inc. per share
- basic	0.14	0.14	0.44	0.28
- diluted	0.14	0.14	0.43	0.28

Weighted average common stock outstanding
- basic	23,378,040	22,363,740	22,701,840	22,363,740
- diluted	24,060,419	22,363,814	23,112,894	22,388,400

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Equity attributable to Winner Medical Group Inc.
	Common stock		Additional			Accumulated other	Non-
	Stock		paid-in	Retained	Statutory	comprehensive	controlling	Total
	outstanding	Amount	capital	earnings	reserves	income	interests	equity
		US$	US$	US$	US$	US$	US$	US$

Balance at September 30, 2008	22,363,740	22,364	30,865,690	28,791,259	2,305,434	10,777,004	148,306	72,910,057
Restricted stock units granted	-	-	300,433	-	-	-	-	300,433
Net income/(loss)	-	-	-	9,128,574	-	-	(65,491)	9,063,083
Foreign currency translation difference	-	-	-	-	-	(59,154)	-	(59,154)
Transfer to statutory reserves	-	-	-	(1,122,661)	1,122,661	-	-	-
Balance at September 30, 2009	22,363,740	22,364	31,166,123	36,797,172	3,428,095	10,717,850	82,815	82,214,419
Issuance of common stock	1,587,000	1,587	8,791,876	-	-	-	-	8,793,463
Restricted stock units granted	-	-	782,623	-	-	-	-	782,623
Net income/(loss)	-	-	-	9,971,187	-	-	(69,861)	9,901,326
Foreign currency translation difference	-	-	-	-	-	291,303	(441)	290,862
Transfer from statutory reserves	-	-	-	(1,088,624)	1,088,624	-	-	-
Balance at June 30, 2010	23,950,740	23,951	40,740,622	45,679,735	4,516,719	11,009,153	12,513	101,982,693

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

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net income	9,901,326	6,108,629
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	3,799,724	3,351,350
Amortization of intangible assets	19,435	13,891
Loss/(Gain) on disposal of property, plant and equipment	11,571	(116,991)
Impairment of property, plant and equipment	-	490,572
Change in fair value of financial instruments, net	(97,690)	-
Equity in earnings of 50 percent or less owned persons	(148,979)	(309,584)
Stock based compensation expenses	782,623	304,623
Deferred tax	160,534	(139,599)
Changes in operating assets and liabilities:
Restricted bank deposits	(71,646)	(130,411)
Accounts receivable	(2,737,255)	1,986,799
Amounts due from affiliated companies	(5,754)	86,657
Inventories	(2,088,530)	1,022,214
Prepaid expenses and other receivables	(3,857,471)	(438,401)
Income taxes recoverable	(2,441)	68,032
Accounts payable	781,071	(2,165,345)
Accrued payroll and employee benefits	(158,800)	(97,481)
Customer deposits	(209,524)	18,673
Other accrued liabilities	55,206	(455,772)
Amounts due to affiliated companies	(48,896)	(116,419)
Income taxes payable	(479,988)	460,580
Net cash provided by operating activities	5,604,516	9,942,017

Cash flows from investing activities
Purchase of property, plant and equipment	(3,713,082)	(2,150,846)
Purchase of intangible assets	-	(41,432)
Proceeds from disposal of property, plant and equipment	16,339	950,793
Deposits paid for property, plant and equipment	(1,455,096)	-
Proceeds from disposal of an equity investee	-	141,753
Investment in an equity investee	-	(358,612)
Repayment received from affiliated companies	-	96,225
Net cash used in investing activities	(5,151,839)	(1,362,119)

Cash flows from financing activities
Proceeds from bank borrowings	-	16,487,671
Repayment of bank borrowings	(5,873,715)	(23,740,311)
Proceeds from issuance of common stock	8,793,463	-
Net cash provided by/(used in) financing activities	2,919,748	(7,252,640)

Effect of exchange rate changes on cash balance	(129,438)	47,938

Net increase in cash and cash equivalents	3,242,987	1,375,196
Cash and cash equivalents, beginning of period	9,493,026	6,462,505
Cash and cash equivalents, end of period	12,736,013	7,837,701

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	120,048	397,316
Income taxes	1,872,343	1,022,119

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the nine months ended June 30, 2010, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2009. The Company follows the same accounting policies in preparation of interim reports.

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

2.  Description of Business

The principal activities of the Company and its subsidiaries consist of research and development, manufacturing and trading of medical dressings and medical disposable, as well as PurCotton® products. All activities of the Company are principally conducted by subsidiaries operating in the People’s Republic of China (the “PRC”).

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Net Income attributable to Winner Medical Group Inc. Per Share

Net income attributable to Winner Medical Group Inc. per share- Basic net income attributable to Winner Medical Group Inc. per share is computed by dividing net income attributable to Winner Medical Group Inc. available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income attributable to Winner Medical Group Inc. per share gives effect to all dilutive potential ordinary shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  At June 30, 2010 and 2009, the basic and diluted net income attributable to Winner Medical Group Inc. per share calculated in accordance with SFAS No. 128, "Earnings Per Share", which is codified as ASC 260, are reconciled as follows:

	Three months ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	3,373,937	3,063,652

Weighted average common stock outstanding	23,378,040	22,363,740

Net income attributable to Winner Medical Group Inc. per share	0.14	0.14

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	3,373,937	3,063,652

Weighted average common stock outstanding	23,378,040	22,363,740

Effect of dilution

Restricted stock awards	682,379	74
Options	-	-

Weighted average common stock outstanding	24,060,419	22,363,814

Net income attributable to Winner Medical Group Inc. per share	0.14	0.14

	Nine months ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	9,971,187	6,182,825

Weighted average common stock outstanding	22,701,840	22,363,740

Net income attributable to Winner Medical Group Inc. per share	0.44	0.28

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	9,971,187	6,182,825

Weighted average common stock outstanding	22,701,840	22,363,740

Effect of dilution

Restricted stock awards	411,054	24,660
Options	-	-

Weighted average common stock outstanding	23,112,894	22,388,400

Net income attributable to Winner Medical Group Inc. per share	0.43	0.28

On May 7, 2009, 4,167 potential common shares expired. On February 5, 2010, 10,000 potential common shares expired. As of June 30, 2010, there was no potential common share relating to options in the Company.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Inventories

Inventories by major categories are summarized as follows:

	June 30	September 30
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Raw materials	6,811,662	7,083,409
Work in progress	4,927,667	3,768,446
Finished goods	5,365,719	4,080,885
	17,105,048	14,932,740

6.  Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the first three quarters. There are no current taxes due to Internal Revenue Service of United States as of June 30, 2010. The applicable income tax rate for the Company for the nine months ended June 30, 2010 and 2009 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for the subsidiary for the nine months ended June 30, 2010 and 2009 is 16.5%.

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

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained the High and New Technology Enterprise Certificate granted by the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the year end of 2011. The applicable income tax rates for Winner Shenzhen was 15% and 18% for the three months ended December 31, 2009 and 2008, respectively and was 15% for the six months ended June 30, 2010 and 2009.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd., or “Shenzhen PurCotton” was established.  The applicable income tax rate for Shenzhen PurCotton was 25% for the nine months ended June 30, 2010.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, which is codified as ASC 740. The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until June 30, 2010, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the nine months ended June 30, 2010 and 2009, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

7.  Related Party Transactions

During the nine months ended June 30, 2010 and 2009, the Company purchased goods from L+L Healthcare Hubei Co., Ltd., an equity investee, for US$61,715, and US$27,446 and sold goods to it for US$462 and US$Nil, respectively. The Company purchased a set of machinery from the equity investee for US$Nil and US$36,593 during the nine months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and September 30, 2009, amount due to L+L Healthcare Hubei Co., Ltd. ware US$1,714 and US$56,349, respectively.

During the nine months ended June 30, 2010 and 2009, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd. (“Winner Chengdu”), an equity investee, for US$27,710 and US$Nil and purchased goods from it for US$66,271 and US$Nil, respectively. As of June 30, 2010 and September 30, 2009, amount due to Winner Chengdu were US$6,055 and US$Nil, respectively; and amount due from Winner Chengdu were US$5,754 and US$Nil, respectively.

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

In a contract signed on May 8, 2006, the Company agreed to grant to two of its independent directors each year non-qualified options for purchasing up to 10,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date.  On May 8, 2006, a total of 4,167 non-qualified options was granted and expired on May 7, 2009. On February 6, 2007, a total of 10,000 non-qualified options was granted. On October 1, 2007, the Company and two of its independent directors agreed to increase the cash compensation to them of US$5,000 each, and in order to substitute the option compensation terms agreed in the previous contracts.  The options granted on February 6, 2007 according to the previous contracts are still valid.  On February 5, 2010, 10,000 non-qualified options was expired. There was no stock-based compensation cost recorded for the nine months ended June 30, 2010 and 2009, respectively. Instead, the total cash compensation costs for independent directors for the nine months ended June 30, 2010 and 2009 are US$76,250 and US$56,250, respectively.

A summary of option activity under the Plan as of June 30, 2010, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(Unaudited)	(Unaudited)	(Unaudited)
		US$	Years

Outstanding at September 30, 2008	14,167	12.15	1.13
Granted (from October 1, 2008 to September 30, 2009)	-	-	-
Exercised (from October 1, 2008 to September 30, 2009)	-	-	-
Forfeited or expired	(4,167)	-	-
Outstanding at September 30, 2009	10,000	9.50	0.35
Granted (from October 1, 2009 to June 30, 2010)	-	-	-
Exercised (from October 1, 2009 to June 30, 2010)	-	-	-
Forfeited or expired	(10,000)	-	-
Outstanding at June 30, 2010	-	-	-

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

On September 8, 2009, the Board of Directors approved a 2010-2011 Restricted Stock Unit Incentive Plan, the “2010-2011 Plan”, a stock incentive compensation program for fiscal years 2010 and 2011. This 2010-2011 plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

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

On April 15, 2010, the Company signed an agreement with Mr. Zihan Wu, the general manager of Shenzhen PurCotton Technology Co., Ltd. Pursuant to the agreement, Mr. Zihan Wu is awarded by the Company’s board of director a maximum of 500,000 Restricted Stock Units in 4 years upon the achievement of agreed volume of sales. The agreement also mentioned that the relevant performance in relation to achieve the agreed volume of sales started from October 2010. As the expansion of PurCotton consumer business is fairly new for the Company, the current business operation, model, strategy and targets are different from the premier prospective. In this case, the Company and Mr. Zihan Wu agreed to terminate this stock incentive compensation program as the Company needed to redefine its business direction. Since the relevant performance had not yet started as of June 30, 2010, there was no share-based compensation expense regarding this incentive plan for the nine months ended June 30, 2010.

On June 10, 2010, due to a change of the Company's marketing and development plan, after a negotiation between the Company’s subsidiary in Shenzhen and the consulting firm, both parties agreed to set up a three months cooling-off period starting from June 19, 2010. This three months cooling-off period allowed both parties to consider whether to continue the co-operation relationship or to modify the terms of existing incentive plan. All rights and obligations stated in the consulting agreement signed on July 27, 2009 were temporary suspended. In addition, in order to reflect no service was available from the consulting firm during the cooling-off period, the first year cash compensation was adjusted to US$132,159 from US$146,548 previously agreed. As of June 30, 2010, the Company did not make final decision on whether to continue the co-operation relationship or to modify the terms of existing incentive plan.

The total share-based compensation expense for the nine months ended June 30, 2010 was US$782,623, representing an amount of US$577,545 share-based compensation expense for the employee incentive plan and an amount of US$205,078 share-based compensation expense for the marketing service to the consulting firm respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock-Based Compensation-Continued

Management considered that the fair value of outstanding restricted share units is approximate to the market value of the Company’s common stock, as of June 30, 2010, the market value of the Company’s common stock is US$5.26.

As of June 30, 2010, a total of 102,000 units were cancelled due to the resignation of employees.

A summary of the restricted stock units activity is as follows:

	Incentive plan on marketing service	2008-09 plan	2010-11 plan	Total
	Number of units	Number of units	Number of units	Number of units
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Units outstanding at October 1, 2007	-	-	-	-
Granted	-	500,000	-	500,000
Cancelled	-	(44,250)	-	(44,250)
Units outstanding at September 30, 2008	-	455,750	-	455,750
Granted	500,000	100,000	250,000	850,000
Cancelled	-	(31,250)	-	(31,250)
Units outstanding at September 30, 2009	500,000	524,500	250,000	1,274,500
Granted	-	-	-	-
Cancelled	-	(26,500)	-	(26,500)
Units outstanding at June 30, 2010	500,000	498,000	250,000	1,248,000

9.  Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

(Unaudited)
US$
Three months ending September 30, 2010	245,850
Years ending September 30
2011	898,457
2012	602,375
2013	309,125
2014	227,200
On and after 2015	92,034
Total minimum lease payments	2,375,041

Rental expenses under operating leases included in the statement of income were US$509,288 and US$279,715 for the nine months ended June 30, 2010 and 2009, respectively.

Purchase obligations: The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancellable obligations of US$3,635,573 and US$576,651 as of June 30, 2010 and 2009, respectively.

10.  Fair Value Measurement

FASB ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and requires certain disclosures about fair value measurement. FASB ASC topic 820 also establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Fair Value Measurement-Continued

The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, accounts receivable, deposits and other receivable, other current assets, bank loans, accounts payable, other current liabilities and other liabilities are reasonable estimates of their fair values. These financial assets and liabilities are classified either Level 1 or Level 2 in the fair value hierarchy as of June 30, 2010. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

11.  Financial Instruments and Derivatives

The Company does not use derivative financial instruments for speculative or trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB.  The total outstanding foreign currency forward contracts were amounted to US$86,000,000 as of June 30, 2010. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank. The following table summarizes the Company’s fair value of outstanding derivatives:

	Condensed Consolidated	June 30	September 30
	Balance Sheet Presentation	2010	2009
		(Unaudited)	(Unaudited)
		US$	US$
Derivatives not designated as hedging instruments

Fair value of foreign currency forward exchange contracts	Other current assets	158,300	-

	Other liabilities	60,610	-

The impact on earnings from derivatives activity, including changes in the fair value of derivatives for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Presentation of gain or loss	Three months ended June 30		Nine months ended June 30
	recognized on derivatives	2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$
Derivatives not designated as hedging instruments
Foreign currency	Unrealised exchange gain	93,274	-	158,300	-
forward exchange
contracts	Unrealised exchange loss	-	-	60,610	-

	Other operating income, net	93,274	-	97,690	-

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co., Ltd, and are typically sold on an open account basis.  The sales to Sakai Shoten Co., Ltd. accounted for 12% and 15% of the total net sales for the nine months ended June 30, 2010 and 2009, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was US$67,920 and US$100,828 during the nine months ended June 30, 2010 and 2009, respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings was 5.31%. Other financial assets and liabilities do not have material interest rate risk.

Credit risk - In order to reduce the risk of inability to collect the accounts receivable, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective on April 15, 2010 and automatically renewable subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is US$2 million.

Foreign currency risk - The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On June 30, 2010 and 2009, the exchange rates of RMB against US dollar were 6.7909 and 6.8319 respectively; the appreciation of RMB against US dollar was 0.6%. The exchange rates of RMB against Euro were 8.2710 and 9.6408 respectively. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB appreciates against foreign currencies, it will make the Company’s sale prices more expensive, thus its sales may decline. The Company believes that the exchange rate of RMB against US dollar will remain relatively stable in the short run.

13.  Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposable, as well as PurCotton® products. The Company's sales by geographic destination are analyzed as follows:

	Three months ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$

Europe	12,405,888	9,752,937
PRC	5,932,889	5,022,645
North and South America	7,203,259	4,557,277
Japan	4,216,607	3,821,324
Others	1,168,267	1,203,695
Total net sales	30,926,910	24,357,878

	Nine months ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$

Europe	31,427,425	29,306,740
PRC	19,348,818	11,499,951
North and South America	18,110,887	13,547,078
Japan	13,645,080	12,337,802
Others	4,256,432	4,023,727
Total net sales	86,788,642	70,715,298

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Segment Information

The Company has two reportable segments: traditional products (Medical Care, Wound Care and Home Care) and new style PurCotton® Products.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
Net Sales:	US$	US$
Segment:
Traditional products	28,343,421	23,150,458
PurCotton® products	2,583,489	1,207,420
Consolidated total	30,926,910	24,357,878

Gross Profits:
Segment:
Traditional products	8,125,371	6,837,570
PurCotton® products	807,591	344,179
Consolidated total	8,932,962	7,181,749

Income from operations before taxes:
Segment:
Traditional products	3,754,887	3,762,701
PurCotton® products	(11,141)	(3,148)
Consolidated total	3,743,746	3,759,553

Net Income attributable to Winner Medical Group Inc.:
Segment:
Traditional products	3,386,589	3,068,199
PurCotton® products	(12,652)	(4,547)
Consolidated total	3,373,937	3,063,652

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Segment Information-Continued

	Nine months ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
Net Sales:	US$	US$
Segment:
Traditional products	79,788,820	67,557,256
PurCotton® products	6,999,822	3,158,042
Consolidated total	86,788,642	70,715,298

Gross Profits:
Segment:
Traditional products	23,342,177	18,822,718
PurCotton® products	2,378,817	764,311
Consolidated total	25,720,994	19,587,029

Income from operations before taxes:
Segment:
Traditional products	10,745,965	7,842,236
PurCotton® products	705,338	(319,224)
Consolidated total	11,451,303	7,523,012

Net Income attributable to Winner Medical Group Inc.:
Segment:
Traditional products	9,358,815	6,502,049
PurCotton® products	612,372	(319,224)
Consolidated total	9,971,187	6,182,825

15.  Subsequent events

The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosed those items within the condensed consolidated financial statements as deemed appropriate.

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

Overview

Winner Medical’s business operations consist of the manufacturing and marketing, researching and developing of medical dressings and medical disposables, as well as natural cotton consumer products. The Company has eight wholly-owned operating subsidiaries and four joint venture companies. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical dressings and medical disposables, which consist of medical care, wound care and home care products, as well as PurCotton® products, a non-woven fabric made from 100% natural cotton. The Company manufactures its products in China and sells its medical dressings and medical disposables both in China and abroad, such as Japan, Germany, Italy, the Netherlands, the United Kingdom, Australia, France, South America, Africa, the Middle East and the United States, and sells its PurCotton® finished consumer products mainly in China.

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended June 30, 2010 and 2009, and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto included elsewhere in this Report.

The Company’s History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986.

On December 16, 2005, Winner Medical Group Inc. and Winner Group Limited entered into a share exchange agreement pursuant to which the stockholders of Winner Group Limited were issued 42,280,840 shares of Winner Medical Group Inc. common stock in exchange for all 1,143,000 shares of Winner Group Limited that were issued and outstanding as of December 16, 2005. In connection with the acquisition transaction, Winner Group Limited became the Company’s wholly-owned subsidiary. On October 6, 2009, the Company’s board of directors approved a 1-for -2 reverse stock split of its issued and outstanding common shares and authorized shares, meaning that 42,280,840 shares had been restated to 21,140,420 shares in the Company’s financial statements. Upon effectiveness of the reverse stock split, the outstanding and issued shares were approximately 22,363,740 shares, after rounding up fractional shares. On April 30 and May 19, 2010, the Company completed a public offering of 1,587,000 shares of common stock at a price of $6.10 per share. In connection with this public offering, the total outstanding and issued shares were approximately 23,950,740 shares.

Effective October 8, 2009, the Company migrated from the OTC Bulletin Board or OTCBB to the New York Stock Exchange AMEX, changing its symbol from “WMDG.OB.” to “WWIN”. Effective April 6, 2010, the Company migrated from the New York Stock Exchange AMEX to NASDAQ Global Market, under the same symbol of “WWIN”.

Winner Medical Group Inc. presently conducts its business operations through its operating subsidiaries located in China.

The Company’s Business Operations

Winner Medical’s present business operations commenced February 1991 and involve the manufacture and marketing of its products primarily out of its facilities in China. The Company generates revenue through domestic (China) and foreign sales of a variety of medical dressings and medical disposables, which include medical care, wound care and home care products, such as gauze, wound dressings, disposable drapes, surgical gowns, face masks, cotton balls, etc. and a non-woven fabric made from 100% natural cotton products, that is, PurCotton® products, which consist of dry and wet tissues, beauty pads, baby wears, cleansing wipes, etc.

The Company has integrated manufacturing lines that provides its clients with the ability to procure certain products from a single supplier. The Company sells its own medical brand products in developing countries and regions including China, the Middle East, South America, Africa, and Southeast Asia. In the developed countries where it sells its products, the Company provides its customers with its specialized design, manufacturing and packaging services. When the Company works on this basis, its clients are able to select the design, size, type and scale of the products the Company manufactures for them.

The Company builds its PurCotton® finished products by its own marketing and sales efforts in the Chinese marketplace. Each store contains four types of PurCotton® branded personal products and healthcare supplies, which include PurCotton® baby personal products, feminine personal products, daily home care products and medical care products. The main distribution channels are chain stores (PurCotton® stores), on-line sales, supermarkets and wholesale to large customers.

Industry Wide Trends that are Relevant to the Company’s Business

The medical dressings and medical disposables manufacturing market are continually evolving due to technological advances and new demands in the healthcare industry. The Company believes the trends in the industry towards improving medical care and patient conditions, changes in patient treatment approaches and technological advances will impact favorably on the demand for its products. The Company anticipates that these factors will result in a growth in sales of medical dressings and medical disposables and increased revenue for the Company.

The export of medical dressings and medical disposables from China has grown rapidly over the last few years. The Company believes that its sales over the next five years will grow in correlation to the growth of medical dressings and medical disposables export volume from China.

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

Another trend or consumption pattern in the Company’s industry is that hospitals are increasingly seeking to reduce their costs. Hospitals reduce costs by seeking alternative products that increase efficiency or reduce labor costs. For example, disposable catheters may reduce the need for frequent changes of diapers and bed sheets. Other popular disposables used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothing and accessories. The Company believes the demand for cost-effective products and healthcare solutions and an increasing emphasis on health in the United States and European Union will bring an increase in the demand for medical instruments, medical dressings and medical disposables.

The Company believes that there is a trend in its industry that is resulting in the geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries, where labor and manufacturing costs are generally lower. As a result of the relatively low cost structure and rapid development of the Chinese economy, some foreign multinational companies are entering the Chinese market to seek suppliers to produce their goods. The Company believes that having large multinational companies seeking suppliers to produce their products in China will benefit the Company. In addition, the Company is negotiating with several large companies in the industry in developed countries which intend to outsource some of their production lines.

The Company estimates that China’s local market demand for medical dressings and medical disposables will continue to grow. This presents a significant opportunity for the Company. The Company is developing a distribution network to capture opportunities in China, mainly through local distributors, over-the-counter drugstore chains, and direct sales to hospitals.

Also affecting the Company’s industry is the growing sensitivity towards protecting the environment and increased health concerns, as consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables usually contain materials like rubber and polyester, which may result in restrictions on the purchase of these products under environmental protection regulations. At the same time, such materials are not biodegradable and composed of petroleum, a non-renewable energy resource. In recent years, cases about melamine-tainted milk, recycled edible oil and contaminated vegetables have significantly raised consumers’ awareness about the environment they live in, the food they eat, and the products they use. The Company believes this trend will be a competitive advantage because its new PurCotton® products are primarily made of natural cotton and manufactured in an environmentally-friendly fashion. The Company believes PurCotton® products are medium- to long-term growth contributor to its revenue, because they can be applied to consumer products as well as to the medical industry.

Competition

The Company competes based upon manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

The Company encounters significant competition within China and throughout the world. Some of the Company’s competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets. The Company believes that its China-based competitors have lower labor costs, but their products often lack diversity. With respect to the Company’s competitors located outside China, it believes competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. The Company’s competition in Europe and North and South America may have a geographic advantage in the European Union and U.S. markets, however, the Company believes they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

The Company’s competitive advantages

The Company’s customers in the medical industry employ high quality standards, since product quality and safety are their primary consideration.  They perform strict factory and production system verification and product quality testing on their target suppliers. Once a supplier passes these tests, it is costly to switch to another.  Compared with the Company’s competitors, its competitive advantages include the following:

- Sound quality management system and certificates obtained. The Company has already established three quality management systems, ISO9001:2000 quality management system, ISO13485:2003 medical devices quality control system, and 21CFR Part 820 U.S. Food and Drug Administration (“U.S. FDA”) Medical Device Quality System Regulation. Also, the Company is proud to have received U.S. FDA clearance to import sterilized products into the United States. The Company also has 48 types of products registered and listed with the U.S. FDA, which include the sterilization pouches and face masks that have received 510K (a U.S. FDA regulatory standard) clearance. Currently, over 90% of the Company’s products have obtained European Union CE certificates. The remaining approximately 10% of the Company’s products are not required to obtain European Union CE certificates because these products are neither medical related products nor sold in international marketplace. The Japanese certificates, which are awarded to individual factories, have been granted to the Company’s Shenzhen, Jiayu and Chongyang factories, which are factories qualified and entitled to export products to Japan.

- Quality control on vertically integrated production capacities. The Company has shaped its integrated manufacturing lines to meet client preferences of procuring a range of products from a single trusted supplier. The Company’s services range from raw material processing, bleaching, folding, packaging and sterilization to finished product delivery. The Company is adamant about maintaining stringent quality control throughout each stage. The Company has factories in Hubei, Shenzhen and Shanghai. The production plants in Hubei province are primarily focused on upstream manufacturing, while the facilities in Shenzhen are focused on higher value-added processing to finished products. The Company’s Shanghai facilities are mainly concentrated on manufacturing and marketing self-adhesive bandages.

- Innovation. The Company is dedicated to invest in research and development to drive innovation. The Company concentrates on innovation in value-added features for its medical dressings and medical disposables. It also focuses on the PurCotton® manufacturing process to improve product quality and enhance efficiency, and continues to expand its PurCotton® production line through line extensions and value-added features. The Company has already obtained invention patents in China, the United States, Russia, Singapore, South Africa, Mexico, Nigeria, the Philippines and member states of the European Patent Office for the invention of 100% spunlace cotton nonwoven manufacture process.

The Company’s Strategy

The Company’s primary business strategy is to achieve annual growth in revenue by building its brand and reputation. The Company seeks to implement its business strategy by focusing on:

Marketing Its Own Medical Branded Products Winner® Products in China

The surgical dressings and medical disposables market in China is expanding quickly. The Company believes that the demand for disposable medical products in China will experience rapid growth in the future as the Chinese government reforms the medical care system. These factors create opportunities for companies, such as Winner Medical, that already follow such strict conduct and quality control regulations.

During the nine months ended June 30, 2010, approximately 22.29% of the Company’s sales revenue was generated in China, and this percentage is expected to increase. The Company’s medical dressings and medical disposables sales channels in China include: hospitals, local distributors and chain drugstores.

PurCotton® Products

The PurCotton®, spunlace cotton nonwoven products, are expected to have advantages over woven cotton or synthetic nonwoven fabric, as they are natural, safe, strong, durable, healthy, environmentally friendly, and of higher quality. The Company intends to utilize its patented manufacturing process to produce PurCotton® at a lower cost than woven cotton products, so it believes that the launch of the cotton nonwoven spunlace products will provide a significant advantage to the Company. Patent applications covering the invention of spunlace cotton nonwoven process has been made in more than 50 countries. Patents have been granted in China, the United States, Russia, Singapore, South Africa, Mexico, Nigeria, the Philippines, and member states of the European Patent Office.

In order to build and market the PurCotton® brand in China, the Company’s subsidiary in Shenzhen, set up a wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd. (“Shenzhen PurCotton”), which aims at selling PurCotton® branded products by its own marketing and sales efforts in the China marketplace. The Company is expected to diversify its sales channels and product categories in the future. The main distribution channels consist of chain stores (PurCotton® stores), on-line sales, supermarkets and wholesale to large customers.

To execute its strategy, the Company entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters of land, approximately 140 acres, that will mostly be dedicated to the construction of production facilities for 100% cotton spunlace nonwoven fabric in the Company’s subsidiary Winner Medical (Huanggang) Co., Ltd. (“Winner Huanggang”). Land use right certificates of this land were issued to the Company in November 2005 and July 2007. As of June 30, 2010, the first two PurCotton® manufacturing lines are producing at full capacity, with a total production capacity of 200 tons per month. The third manufacturing line has started production and is improving capacity. In August 2009, the Company entered into a contract with a supplier in China to purchase new machinery for setting up the fourth production line, which is expected to commence operation before December 2010.

During the nine months ended June 30, 2010 and 2009, sales revenue from PurCotton® products reached approximately $7,000,000, or 8.07% of total sales revenue and $3,158,000, or 4.47 % of total sales revenue respectively.

Focus on higher margin products

Regarding its long term plan, the Company is executing a systematic plan for the marketing and sales of PurCotton® products, which have a higher margin than its traditional products. Even though it experienced low margins during the initial stage of the PurCotton® product launch, the Company believes it will generate a higher margin than its traditional products once PurCotton® products commence mass production and are well accepted by its customers. At the same time, the Company is working on technical improvements to its equipment at Winner Huanggang to increase production efficiency and capacity.

Recent Developments

On April 15, 2010, Winner Medical signed an employment agreement with Mr. Zihan Wu, who was appointed as the general manager of Shenzhen PurCotton. The strong e-commerce and brand building experience of Mr. Wu is expected to assist the Company's efforts in building its PurCotton® Business-to-Consumer online stores in order to better meet consumer's diversified shopping requirements. Also effective April 15, 2010, the Company’s board approved the granting of stock units to Mr. Wu in the aggregate sum of five hundred thousand (500,000) units. Expansion of PurCotton’s consumer business is fairly new for the Company. After Shenzhen PurCotton was in operation for six months, the Company concluded that the current operation, marketing strategy as well as sales techniques and targets are different from its initial plan. Hence, the Company and Mr. Wu agreed to terminate this stock unit scheme and re-evaluate and re-assess the operational targets and reward conditions.

On July 27, 2009, the Company entered into a consulting agreement and a restricted common stock incentive plan agreement with a consulting firm. Pursuant to the agreement, the consulting firm provides market research and analysis, brand building, and promotion services to develop PurCotton® products in China. Effective June 19, 2010, in order to harmonize the Company's marketing and development plans, Shenzhen PurCotton and the consulting firm entered into re-negotiation, after which both parties agreed to take three months to reconsider whether to continue the cooperation or to modify the terms of the consulting agreement. All rights and obligations stated in the consulting agreement signed on July 27, 2009 have been temporarily suspended.

Winner Medical completed a shelf registration on Form S-3 (File No. 333-165164), which was filed with the Securities and Exchange Commission on March 3, 2010, and became effective March 18, 2010. Under the shelf registration statement, the Company may, from time to time, sell up to $50,000,000 in aggregate of common stock, preferred stock, warrants, debt securities, or a combination of these securities, or units. On April 30 and May 19, 2010, the Company completed a public offering from the shelf registration of 1,587,000 shares of common stock at a price of $6.10 per share. After the public offering, the Company received net proceeds of approximately $8.8 million, having paid approximately $0.53 million to the underwriters as underwriting discounts and commissions and approximately $0.35 million for miscellaneous offering expenses. The Company intends to use the net proceeds from this offering to expand the production capacity of its PurCotton® product lines and for general corporate and working capital purposes.

As of August 11, 2010, Shenzhen PurCotton, owned and operated 17 PurCotton® chain stores in Shenzhen, Guangdong Province. Each store contains four types of PurCotton® branded personal products and healthcare supplies, which include PurCotton® baby personal products, feminine personal products, daily home care products and medical care products. The main distribution channels for these products include chain stores (PurCotton® stores), on-line sales, supermarkets and wholesale to large customers. PurCotton® stores are mainly located in downtown shopping malls. The projected average total cost of each store, with sizes ranging from 50 to 200 square meters, is approximately $40,000 to $60,000, which includes the lease, deposit, build out, instruments, inventory stocking and one month salary for salespersons. Future minimum lease payments for non-cancelable chain stores was $1,308,000 for the nine months ended June 30, 2010 compared with $Nil for the same period of 2009, as a result of the Company entering into lease agreements relating to these chain stores. The Company is slowing down the pace of chain stores opening because management has been operating the PurCotton’s consumer business for less than one year. In order to build a healthy and sustainable retail business, the Company is carefully evaluating all relevant operating and financial metrics, including store location and size, product packaging and pricing, brand image, customer service and marketing. Recently, the Company opened its first online PurCotton® store featuring its entire array of products on Taobao.com, which is the leading online trading platform in China. This is the Company’s first initiative to establish PurCotton® Business-to-Consumer online stores in order to address the consumer's evolving shopping preferences. The Company is also planning to build its own Business-to-Customer trading website that will be co-branded through its retail stores, in addition to other online mediums to reach a much broader customer base throughout China.

Results of Operations

Comparison for the Three Months Ended June 30, 2010 and 2009

The following sets forth certain of the Company’s income statement information for the three months ended June 30, 2010 and 2009.

Comparison of the Three Months Ended June 30, 2010 and 2009
(All amounts, other than percentages, in thousand of U.S. Dollars)

	THREE MONTHS ENDED 6/30/10		THREE MONTHS ENDED 6/30/09
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$30,927	100.00%	$24,358	100.00%	$6,569	26.97%
Cost of Sales	$21,994	71.12%	$17,176	70.51%	$4,818	28.05%
Gross Profit	$8,933	28.88%	$7,182	29.49%	$1,751	24.38%
Exchange Difference, Net	$-153	-0.49%	$47	0.19%	$-200	-425.53%
Selling, general and administrative expenses	$5,277	17.06%	$3,600	14.78%	$1,677	46.58%
Income from Operations	$3,648	11.80%	$3,725	15.29%	$-77	-2.07%
Interest Expense	$22	0.07%	$71	0.29%	$-49	-69.01%
Interest Income	$13	0.04%	$19	0.08%	$-6	-31.58%
Investment yields	$104	0.34%	$86	0.35%	$18	20.93%
Income tax	$348	1.13%	$695	2.85%	$-347	-49.93%
Net income attributable to Winner Medical Group Inc	$3,374	10.91%	$3,064	12.58%	$310	10.12%

Sales Revenue

Sales revenue increased by $6,569,000, or 26.97%, to $30,927,000 for the three months ended June 30, 2010 from $24,358,000 for the three months ended June 30, 2009. This increase was mainly driven by increased sales orders from existing North and South American customers, European customers, as well as increased PurCotton® product sales.

Winner Medical has captured additional sales revenue through supplying products directly to several large companies in developed countries that want to reduce their production cost. Net sales to customers in North and South America were $7,203,000 for the three months ended June 30, 2010, an increase of 58.06%, compared to $4,557,000 during the same period of 2009. The strong growth was mainly attributable to more orders from its existing customers, which are Cardinal Health Inc. and Covidien Plc, as a result of the competitive position of its products in terms of quality and price. The net sales to customers in Europe were $12,406,000 for the three months ended June 30, 2010, an increase of 27.20%, compared to $9,753,000 during the same period last year. The Company believes that its medical dressings and medical disposables are competitive in terms of quality and price, and experienced solid demand under the shadow of European debt crisis. The Company has been gradually shifting its customer base to those larger companies in developed countries, and expects a continued revenue growth in the future from these large companies in developed countries that outsource their production to the Company.

Revenue from PurCotton® products increased by $1,376,000, or 114.00%, to $2,583,000 for the three months ended June 30, 2010, from $1,207,000 for the three months ended June 30, 2009. The increase was mainly from the sale of PurCotton® products in chain stores and PurCotton® jumbo rolls to customers in China and Japan who produce consumer products, including sanitary and incontinence products. The Company is also processing orders of PurCotton® finished medical products, such as operation room towel and sponges, for customers in China, Europe and the United States. Based on this quarter’s operational results, the Company is optimistic on its PurCotton® products sales growth and future expansion.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which the Company sells its products for the three months ended June 30, 2010, and 2009. The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. Dollars)

	Three Months Ended on 6/30/10 In Thousand	As a Percentage of Total Revenues	Three Months Ended on 6/30/09 In Thousand	As a Percentage of Total Revenues	Amount Change In Thousand	As a Percentage Change

Europe	12,406	40.11%	9,753	40.04%	2,653	27.20%

Japan	4,217	13.64%	3,821	15.69%	396	10.36%

North and South America	7,203	23.29%	4,557	18.71%	2,646	58.06%

China	5,933	19.18%	5,023	20.62%	910	18.12%

Others	1,168	3.78%	1,204	4.94%	-36	-2.99%

Total	30,927	100.00%	24,358	100.00%	6,569	26.97%

 Exchange Difference, Net

The Company’s exchange difference, net, for the three months ended June 30, 2010, decreased by $200,000 to a loss of $153,000, from a gain of $47,000 for the three months ended June 30, 2009. The decrease is mainly due to Renminbi (RMB) appreciation against US Dollar for the three months ended June 30, 2010 compared with the same period last year. The Company estimates that the exchange rate of RMB against the US Dollar will continue to appreciate in the future. In order to minimize the currency exchange rate risk, the Company is (1) shifting currency collection from the Euro, Pound Sterling and Australian Dollar to the US Dollar, because RMB is more stable against the US Dollar than against these other currencies, (2) reinforcing and expanding its businesses in the China market, (3) shortening the duration for its contracts, (4) inserting clauses on contracts that the selling price is subject to the fluctuation of currency and the price of raw materials, and (5) entering into several foreign currency forward contracts with a commercial bank to hedge future trade receipts in US Dollars against RMB. The total outstanding foreign currency forward contracts amounted to $86,000,000 as of June 30, 2010. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820, since the quoted prices of these foreign currency forward contracts can be obtained directly from the commercial bank.

Cost of Sales

The Company’s cost of sales increased $4,818,000 to $21,994,000 for the three months ended June 30, 2010, from $17,176,000 for the same period last year. The costs of sales as a percentage of net revenues were 71.12% and 70.51% for the three months ended June 30, 2010 and 2009, respectively. An increase in the price of cotton was the main reason driving the increase of cost of sales. Cotton is the core component of the Company’s raw material, and its price increased to approximately $2,400 per ton during the third quarter of 2010 from $1,800 per ton during the third quarter of 2009, an increase of approximately 33.33%.

Gross Profit

The Company’s gross profit increased by $1,751,000 to $8,933,000 for the three months ended June 30, 2010, from $7,182,000 for the three months ended June 30, 2009.  Gross profit as a percentage of net revenues was 28.88% for the three months ended June 30, 2010, which slightly decreased compared with 29.49% for the three months ended June 30, 2009.  The slight decline in gross profit as a percentage of net revenues was mainly due to the price of cotton increasing by 33.33% during the third quarter of 2010 versus the third quarter of 2009. In order to reduce this risk, the Company has increased its selling price progressively, which was accepted by its customers.

 Selling Expenses

The Company’s selling expenses increased by $1,170,000, or 91.76%, to $2,445,000 for the three months ended June 30, 2010, from $1,275,000 for the three months ended June 30, 2009.  As a percentage of net revenues, the Company’s selling expenses increased to 7.91% for the three months ended June 30, 2010 compared with 5.23% for the three months ended June 30, 2009.  The increase in selling expenses was primarily because of (1) an increase in transportation expenses, (2) a salary increase for sales personnel and (3) an increase in leasing fees. The transportation expenses increased approximately $600,000 when compared with the same period last year. The Company’s transportation expenses for domestic sales, i.e., transportation costs within China, were $285,000, 0.92% of total sales, and $220,000, 0.90% of total sales, for the three months ended June 30, 2010 and 2009, respectively. The Company’s transportation expenses for export sales were $910,000, 2.94% of total sales, and $375,000, 1.54% of total sales, in the three months ended June 30, 2010 and 2009, respectively. The rise was mainly due to a higher cost of maritime transport as a result of a better global economic condition in the first half year of 2010, as well as an increase in quantity of export sales. The Company increased the salary of its sales personnel by $113,000, or 50.45% during the three months ended June 30, 2010, when compared with the same period last year. The leasing fee for the Company increased by $159,000 during the three months ended June 30, 2010 compared with the same period last year. The increase was mainly contributable to the opening of PurCotton® chain stores compared with the same period last year.

Administrative Expenses

The Company’s administrative expenses increased by $507,000, or 21.81%, to $2,832,000 for the three months ended June 30, 2010, from $2,325,000 for the three months ended June 30, 2009. As a percentage of net revenues, administrative expenses decreased to 9.16% for the three months ended June 30, 2010, from 9.55% for the same period of 2009. This increase was primarily due to a $360,000, or 46.86% increase in staff cost and stock incentive plans for employees during the three months ended June 30, 2010, compared with the same period last year.

Interest Expense

Interest expenses decreased to approximately $22,000, 0.07% of total revenue, for the three months ended June 30, 2010, as compared to approximately $71,000, 0.29% of total revenue, for the same period of 2009, a decrease of approximately $49,000, or 69.01%.  The Company’s interest expense relates to bank loans that are primarily used to maintain daily operations. The percentage decrease of interest expense was mainly due to a decrease in the Company’s comparatively low average outstanding balance of bank loans during the three-month period ended June 30, 2010, as compared with that of 2009.

Income taxes

The Company’s income tax expense for the three months ended June 30, 2010 was $348,000 compared to $695,000 for the three months ended June 30, 2009, which is a decrease of $347,000. Income tax as a percentage of income before income taxes and non-controlling interest was 9.29% for the three months ended June 30, 2010, compared with 18.48% for the same period last year. The percentage decrease of income tax was primarily driven by (1) Winner Industries (Shenzhen) Co. Ltd. or “Winner Shenzhen”, which accounts for approximately 77% of the Company’s total sales revenue, obtaining a High and New Technology Enterprise Certificate from the Chinese government in 2009. As a result of this new status, Winner Shenzhen enjoyed a 15% income tax rate in 2010 compared with 18% for the same period last year, and (2) the Company’s Research and Development expenses enjoying a 150% tax deductible preferential policy during the third quarter of 2010, compared with a lower deduction during the same quarter of 2009.

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

In 2009, Winner Shenzhen obtained a High and New Technology Enterprise Certificate from the Chinese government, which will be re-evaluated every 3 years. As a result of this new status in 2009, Winner Shenzhen is eligible to enjoy a 15% income tax rate in 2010 and 2011. For the years 2012, 2013 and 2014, the tax rate will be subject to whether Winner Shenzhen can continue to hold High and New Technology Enterprise Certificate.

On December 7, 2009, a wholly-owned subsidiary, Shenzhen PurCotton, was established. The applicable income tax rate for Shenzhen PurCotton is 25%.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for U.S. tax is made as the Company has no assessable income in the United States for the three months ended June 30, 2010, and 2009. There are no current taxes due to the U.S. Internal Revenue Service as of June 30, 2010. The enterprise income tax rate in the United States is 34%.

Net income attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. increased to approximately $3,374,000 for the three months ended June 30, 2010, as compared to approximately $3,064,000 for the same period of 2009, an increase of approximately $310,000, or approximately 10.12%. Net income as a percentage of sales revenue was 10.91% for the three months ended June 30, 2010, compared with 12.58% for the same period of last year. The Company increased its selling price in conjunction with the rising cotton price and maritime transportation expenses. In response, the Company is increasing its selling prices to its customers to pass along these cost increases. However, there is some time lag for these increases to be passed on to consumers and reflected in the Company’s net income.

Comparison for the Nine Months Ended June 30, 2010 and 2009

The following sets forth certain of the Company’s income statement information for the nine months ended June 30, 2010 and 2009.

Comparison of the Nine Months Ended June 30, 2010 and 2009

(All amounts, other than percentages, in thousand of U.S. Dollars)

	NINE MONTHS ENDED 6/30/10		NINE MONTHS ENDED 6/30/09
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$86,789	100.00%	$70,715	100.00%	$16,074	22.73%
Cost of Sales	$61,068	70.36%	$51,128	72.30%	$9,940	19.44%
Gross profit	$25,721	29.64%	$19,587	27.70%	$6,134	31.32%
Exchange Difference, Net	$-233	-0.27%	$-1,082	-1.53%	$849	-78.47%
Selling, general and administrative expenses	$14,741	16.98%	$11,924	16.86%	$2,817	23.62%
Income from Operations	$11,381	13.11%	$7,568	10.70%	$3,813	50.38%
Interest Expense	$120	0.14%	$398	0.56%	$-278	-69.85%
Interest Income	$41	0.05%	$43	0.06%	$-2	-4.65%
Investment yields	$149	0.17%	$310	0.44%	$-161	-51.94%
Income tax	$1,550	1.79%	$1,414	2.00%	$136	9.62%
Net income attributable to Winner Medical Group Inc	$9,971	11.49%	$6,183	8.74%	$3,788	61.26%

Sales Revenue

Sales revenue increased to approximately $86,789,000 for the nine months ended June 30, 2010, compared to approximately $70,715,000 for the same period of 2009, an increase of approximately $16,074,000, or approximately 22.73%.  Such increase is mainly attributable to growing product demand from Chinese customers, increased sales orders from existing North and South American customers, as well as rapid PurCotton® product sales to customers in China and in overseas markets.

The net sales to customers in North and South America were $18,111,000 for the nine months ended June 30, 2010, an increase of 33.69% compared to $13,547,000 during the same period of 2009. The Company has been gradually shifting its customer base to those larger companies in developed countries, and expects a continued revenue growth in the future from the large companies in developed countries which outsource their production to the Company.

The net sales to customers in China were $19,349,000 for the nine months ended June 30, 2010, an increase of 68.25% compared to $11,500,000 during the same period last year. The Company put great efforts on building its own Winner® brand in China through hospitals, distributors, and chain drugstores. The Company has been gradually building more distributors and cooperating with more chain drugstores in the China marketplace. Winner®, as a well-known trademark, is recognized by the Trademark Office of the Chinese State Administration for Industry and is well accepted by the Company’s clients and end customers. The increase of sales in China also contributed to the increased demand for protective products as a result of H1N1 in China during the nine months ended June 30, 2010, compared with the same period last year.

During the nine months ended June 30, 2010, revenue from PurCotton® products reached approximately $7,000,000 compared to approximately $3,158,000 in the same period last year. The sales were mainly from the sale of PurCotton® products in chain stores and PurCotton® jumbo rolls to customers in China and Japan who produce consumer products, including sanitary and incontinence products. The Company is also processing orders of PurCotton® finished medical products, such as operation room towels and sponges, for customers in China, Europe and the United States. Based on its operational results, the Company is optimistic on its PurCotton® products’ sales growth and future expansion.

Sales by Region

The following table illustrates the sales revenues from the major geographic areas in which the Company sells its products for the nine months ended June 30, 2010 and 2009. The table also provides the percentage of total revenues represented by each listed region.

(All amounts, other than percentages, in thousand of U.S. Dollars)

	Nine Months Ended on 6/30/10 In Thousand	As a Percentage of Total Revenues	Nine Months Ended on 6/30/09 In Thousand	As a Percentage of Total Revenues	Amount Change In Thousand	As a Percentage Change

Europe	31,427	36.21%	29,307	41.44%	2,120	7.23%

Japan	13,645	15.72%	12,338	17.45%	1,307	10.59%

North and South America	18,111	20.87%	13,547	19.16%	4,564	33.69%

China	19,349	22.29%	11,500	16.26%	7,849	68.25%

Others	4,257	4.91%	4,023	5.69%	234	5.82%

Total	86,789	100.00%	70,715	100.00%	16,074	22.73%

Exchange Difference, Net

The Company’s exchange difference, net, for the nine months ended June 30, 2010, decreased by $849,000 from a loss of $1,082,000 to a loss of $233,000 for the nine months ended June 30, 2009. The decrease is mainly due to the Renminbi (RMB) appreciation against the US Dollar for the nine months ended June 30, 2010 compared with the same period last year. The Company estimates that the exchange rate of RMB against the US Dollar will continue to appreciate in the future. In order to minimize the currency exchange rate risk, the Company is (1) shifting currency collection from the Euro, Pound Sterling and Australian Dollar to the US Dollar, because RMB is more stable against the US Dollar than against these other currencies, (2) reinforcing and expanding its businesses in the China market, (3) shortening the duration for its contracts, (4) inserting clauses on contracts that the selling price is subject to the fluctuation of currency and the price of raw materials, and (5) entering into several foreign currency forward contracts with a commercial bank to hedge future trade receipts in US Dollars against RMB. The total outstanding foreign currency forward contracts amounted to $86,000,000 as of June 30, 2010. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820, since the quoted prices of these foreign currency forward contracts can be obtained directly from the commercial bank.

Cost of Sales

The Company’s cost of sales increased by $9,940,000 to $61,068,000 for the nine months ended June 30, 2010 from $51,128,000 for the same period last year. The cost of sales as a percentage of net revenues, decreased to 70.36% for the nine months ended June 30, 2010 from 72.30% for the nine months ended June 30, 2009. The percentage decrease was mainly attributable to (1) the improvement of the Company’s cost control, equipment technical improvements and lean production management which increased production efficiency and reduced production waste, and (2) effective from June 1, 2009, the value added tax rebate rate for exports of all the Company’s medical dressing products, and also some types of medical equipment increased from 13% to 15%; the value added tax rebate rate for exports of the Company’s plastic and glass products increased from 11% to 13%.

Gross Profit

The Company’s gross profit increased by $6,134,000 to $25,721,000 for the nine months ended June 30, 2010 from $19,587,000 for the nine months ended June 30, 2009.  Gross profit as a percentage of net revenues was 29.64% for the nine months ended June 30, 2010, compared to 27.70% for the nine months ended June 30, 2009.  The increase in gross profit as a percentage of net revenue was mainly due to (1) an improvement of PurCotton® production capacity and sales of high margin PurCotton® products; the gross profit from PurCotton® products was $2,379,000 for the nine months ended June 30, 2010, compared to $764,000 in the same period last year, (2) an increase in sales of the Company’s own branded Winner® products which have high margins, and (3) a greater efficiency and reduced production waste through cost controls, equipment technical improvements and lean production management.

 Selling Expenses

The Company’s selling expenses increased by $2,107,000 to $6,624,000 for the nine months ended June 30, 2010 from $4,517,000 for the nine months ended June 30, 2009.  As a percentage of net revenues, the Company’s selling expenses increased to 7.63% for the nine months ended June 30, 2010, compared with 6.39% for the nine months ended June 30, 2009.  The increase in selling expenses was primarily driven by (1) the increase of approximately $1,135,000 in transportation expenses for domestic and overseas markets compared with the same period last year. The Company’s transportation expenses for domestic sales, i.e., transportation costs within China, were $874,000, 1.01% of total sales, and $740,000, 1.05% of total sales, for the nine months ended June 30, 2010 and 2009, respectively. The Company’s transportation expenses for export sales were $2,457,000, 2.83% of total sales, and $1,456,000, 2.06% of total sales in the nine months ended June 30, 2010 and 2009, respectively. The rise was mainly due to a higher cost of maritime transport as a result of a better global economic condition in the first half year of 2010, as well as an increase in quantity of export sales, (2) a $281,000, or 45.10%, growth in salary for sales personnel during the nine months ended June 30, 2010, compared with the same period of last year, (3) an increase of $216,000, or 440.82%, for leasing fee during the nine month ended June 30, 2010, compared with the same period of last year. The increase was mainly contributable to the opening of 17 PurCotton® chain stores compared with the same period last year, and (4) an increase of approximately $353,000 to indemnify one customer due to different definitions on product descriptions.

Administrative Expenses

The Company’s administrative expenses increased by $710,000, or 9.59%, to $8,117,000 for the nine months ended June 30, 2010 from $7,407,000 for the nine months ended June 30, 2009. As a percentage of net revenues, administrative expenses decreased to 9.35% for the nine months ended June 30, 2010, from 10.47% for the same period of 2009. This increase was primarily due to a total $837,000, or 36.14% increase in staff cost and incentive plans for employees during the nine months ended June 30, 2010, compared with the same period last year.

Interest Expense

Interest expenses dropped to approximately $120,000, 0.14% of total revenue, for the nine months ended June 30, 2010, compared to approximately $398,000, 0.56% of total revenue, for the same period of 2009, a decrease of approximately $278,000, or 69.85%. The Company’s interest expense relates to bank loans which are primarily used to maintain daily operations. The percentage decrease of interest expense was mainly due to a decrease in the Company’s comparatively low average outstanding balance of bank loans during the nine-month period ended June 30, 2010, as compared with that of 2009.

Income taxes

The Company’s income tax expense for the nine months ended June 30, 2010, was $1,550,000 compared with $1,414,000 for the nine months ended June 30, 2009, an increase of $136,000. Income tax as a percentage of income before income taxes and non-controlling interest was 13.54% for the nine months ended June 30, 2010, compared with 18.80% for the same period last year. The percentage decrease of income tax was primarily driven by Winner Shenzhen, which accounts for approximately 76% of the Company’s total sales of revenue, after it obtained a High and New Technology Enterprise Certificate in 2009. As a result of this new status, Winner Shenzhen enjoyed a 15% income tax rate in 2010 compared with 18% for the same period last year.

Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, three of the Company’s subsidiaries in China, including Winner Medical & Textile Ltd., Jingmen, Winner Medical & Textile Ltd. Jiayu, and Winner Medical & Textile Ltd. Yichang, are subject to an enterprise income tax rate of 25%.

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatment. For foreign investment enterprises that enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, which is followed by a 50% tax exemption for the next three years, the tax holidays are still valid. Four of the Company’s PRC subsidiaries, Winner Medical (Huanggang) Co., Ltd., Winner Medical & Textile Ltd. Chongyang, Hubei Winner Textiles Co., Ltd., and Shanghai Winner Medical Apparatus Co., Ltd. are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. The following table sets forth the tax rates applicable to the Company’s PRC subsidiaries that enjoy existing preferential tax treatment.

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

In 2009, Winner Shenzhen obtained a High and New Technology Enterprise Certificate which will be re-evaluated by government authorities every three years. As a result of this new status, Winner Shenzhen is eligible to enjoy a 15% income tax rate in 2009, 2010 and 2011. For years 2012, 2013 and 2014, the tax rate will be subject to whether Winner Shenzhen can continue to hold a High and New Technology Enterprise Certificate.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton, was established. The applicable income tax rate for Shenzhen PurCotton is 25%.

Winner Medical (Hong Kong) Limited was incorporated in January 2008 and the applicable statutory tax rate is 16.5%.

No provision for U.S. tax is made as the Company has no assessable income in the United States for the nine months ended June 30, 2010 and 2009. There are no current taxes due to the U.S. Internal Revenue Service as of June 30, 2010. The enterprise income tax rate in the United States is 34%.

 Net income attributable to Winner Medical Group Inc.

Net income attributable to Winner Medical Group Inc. increased to approximately $9,971,000 for the nine months ended June 30, 2010, as compared with approximately $6,183,000 for the same period of 2009, an increase of approximately $3,788,000, or approximately 61.26%.  Such increase is mainly attributable to (1) an increase in profits from sales of PurCotton® products during the nine months ended June 30, 2010 compared to losses from these products during the same period last year, (2) an increase in the sales of medical dressings and medical disposables in China with high margins as a result of the Company’s broad sales network and the high recognition of its own branded Winner® products by its customers, and (3) an improvement in production management that reduced manufacture unit cost and improved production efficiency.

Inventory turnover

The Company’s inventory increased to approximately $17,105,000 as of June 30, 2010, as compared with approximately $14,933,000 as of September 30, 2009, an increase of approximately $2,172,000, or 14.54%. The Company’s inventory turnover was 5.12 and 4.52 times for the nine months ended June 30, 2010 and the year ended September 30, 2009, respectively. The increase of inventory turnover was mainly attributable to the Company’s using SAP ERP systems to assist management to steer and control its stocked goods data. In addition, in order to improve and supervise its product quality, the Company controls a wider range of production chains from raw materials to finished products.

Accounts receivable collection period

Accounts receivable increased to approximately $ 15,959,000 as of June 30, 2010, compared to approximately $13,148,000 as of September 30, 2009, an increase of approximately $2,811,000, or 21.38%. The Company’s average accounts receivable collection period was 42.76 days and 44.97 days for the nine months ended June 30, 2010 and the year ended September 30, 2009, respectively. The decrease of the accounts receivable collection period is mainly due to the Company’s adopting SAP ERP systems to assist management in evaluating and monitoring each individual client receivable status so as to minimize past due situations. In order to reduce loss on bad debts, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective April 15, 2010, and will be automatically renewed subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is $2 million.

The account receivable collection age as of June 30, 2010 is illustrated as follows:

(All amounts, other than percentages, in thousand of U.S. Dollars)

Periods	Amount in Thousand	As a Percentage

Less than or equal to 3 months	$15,292	95.82%

3 to 6 months	$440	2.76%

6 to 12 months	$202	1.26%

1 to 3 years	$25	0.16%

Total	$15,959	100.00%

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash and cash equivalents of approximately $12,736,000.
.
Cash Flow
(in thousand U.S. Dollars)

	Nine Months Ended June 30,
	2010	2009

Net cash provided by operating activities	5,605	9,942
Net cash used in investing activities	5,152	1,362
Net cash provided by/(used in) financing activities	2,920	-7,253
Effect of exchange rate changes on cash balance	-130	48
Net increase in cash and cash equivalents	3,243	1,375
Cash and cash equivalents at the beginning of period	9,493	6,463
Cash and cash equivalents at the end of period	12,736	7,838

Operating Activities:

Net cash provided by operating activities was $5,605,000 for the nine months ended June 30, 2010, which decreased by an amount of $4,337,000 from net cash provided by operating activities of $9,942,000 in the same period of 2009. The decrease was primarily driven by the decrease of approximately $3,857,000 for prepaid expenses and other receivables during the nine months ended June 30, 2010, compared to the same period last year.

Investing Activities:

The Company’s main uses of cash for investing activities were payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the nine months ended June 30, 2010, was $5,152,000, an increase of $3,790,000 from net cash used in investing activities of $1,362,000 in the same period of 2009. This was mainly due to the increase of $5,168,000 paid and deposits paid for production lines, plant construction and equipment.

Financing Activities:

Net cash provided by financing activities for the nine months ended June 30, 2010 totaled $2,920,000, an increase of $10,173,000 from net cash used in financing activities of $7,253,000 in the same period of 2009. Such dramatic growth of cash provided by financing activities was mainly attributable to (1) the public offering in April and May, 2010, with aggregated net proceeds approximately $8,793,000, compared with no fund raising from the secondary market in the same period last year, and (2) the repayment of bank borrowing was more than the same period of 2009.

Working Capital

Working capital increased by $18,050,000, or 78.40%, to $41,073,000 as of June 30, 2010 compared with $23,023,000 as of September 30, 2009. Working capital changes included the positive effects of (1) the growth in sales revenue, (2) the public offering in April and May, 2010, with aggregated net proceeds approximately $8,793,000, compared with no fund raising from the secondary market as of September 30, 2010, and (3) the adoption of SAP ERP systems to assist management in evaluating and monitoring each individual client receivable status so as to minimize past due situations.

As of June 30, 2010, the Company has loans with Chinese banks totaling $736,000. The annual interest rate of this loan is 5.31%. The Company’s debt to asset ratio was 11.22% as of June 30, 2010. The Company plans to maintain its debt to asset ratio below 40%.

The Company’s subsidiary in Shenzhen has credit lines with Shenzhen Branch of China Merchants Bank, the Shenzhen Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans, as identified in the table below.

Bank loans as of June 30, 2010

					Balance as of June 30, 2010
Loan	Bank	Loan period	Interest rate	Secured by	US$
A	Shenzhen Industrial and Commercial Bank of China	09-20-2009 to 09-20-2010	5.31%	Land use rights & buildings	736,000
		Total			736,000

As of June 30, 2010, the Company had approximately $25.97 million bank credit facilities available from four commercial banks, and excluding the $0.74 million bank loans as of June 30, 2010, there is $25.23 million worth of unused bank credit facilities. These revolving lines of credit allow the Company to make short-term loans repeatedly, and the banks re-evaluate the Company’s credit line annually. These bank credit facilities enable the Company to utilize the short-term loans that enjoy a lower interest expense compared with long-term loans.

The Company believes that its currently available working capital, after taking into account the credit facilities referred to above, short-term loans and future cash provided by operating activities, will be sufficient to meet its operations at its current level and working capital and capital expenditure needs over the next twelve months. The Company’s future capital requirements will depend on many factors, including its rate of revenue growth, the expansion of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of new products or services introductions, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, the Company may make investments in, or acquisitions of, complementary businesses, services or technologies that could also require it to seek additional equity or debt financing. To the extent that available funds are insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all.

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

•
Financial Instruments and Derivatives – The Company does not use derivative financial instruments for speculative or trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5%, of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in the Company’s Registration Statements on Form S-3 filed on March 03, 2010 and in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None .

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

DATED: August 11, 2010

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