Form 10-K/A
period 2009-09-30
WINNER MEDICAL GROUP INC
filed 2010-08-12
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECT ION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes  ☐   No  ☒

As of August 12, 2010, there were 23,950,740 shares of the Registrant’s common stock outstanding.

Explanatory Note

On December 7, 2009, Winner Medical Group Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Initial Form 10-K”). This amendment to the Initial Form 10-K (the “Form 10-K/A”) amends disclosure related to the “Management’s Report on Internal Control over Financial Reporting” on p. 37, and on Exhibits 31.1 and 31.2. No other changes have been made to the Initial Form 10-K.

The filing of this Form 10-K/A shall not be deemed as an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading. This Form 10−K/A does not reflect events occurring after the filing of the Initial Form 10-K on December 7, 2009, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Initial Form 10-K. Accordingly, this Form 10−K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Initial Form 10−K.

Table of Contents

Number		Page
PART II

Item 9A.	Controls and Procedures	3

PART IV

Item 15.	Exhibits and Financial Statement Schedules	3

PART II

Item 9A. Controls and Procedures

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

The Company’s management assessment is that, as of September 30, 2009, its internal control over financial reporting was effective.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits required by Item 601.

EXHIBIT INDEX

Exhibit No.	Description

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

14	Code of ethics, dated May 9, 2006. [incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 11, 2006]

21	List of subsidiaries of the registrant[incorporated by reference to Exhibit 21 to the registrant’s current report on Form 10-K filed on December 7, 2009]

23.1	Consent of BDO Limited [incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 11, 2006]

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [incorporated by reference to Exhibit 32.1 to the registrant’s current report on Form 10-K filed on December 7, 2009]

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [incorporated by reference to Exhibit 32.2 to the registrant’s current report on Form 10-K filed on December 7, 2009]

* filed herewith