Form 10-Q/A
period 2010-03-31
WINNER MEDICAL GROUP INC
filed 2010-08-12
CIK 808011

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

On May 11, 2010, Winner Medical Group Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2010 (the “Initial Form 10-Q”). This amendment to the Initial Form 10-Q (the “Form 10-Q/A”) amends Exhibits 31.1 and 31.2. No other changes have been made to the Initial Form 10-Q.

The filing of this Form 10-Q/A shall not be deemed as an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading. This Form 10-Q/A does not reflect events occurring after the filing of the Initial Form 10-Q on May 11, 2010, and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Initial Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Initial Form 10-Q.

Table of Contents

Number		Page
Item 6.	Index to Exhibits	3

ITEM 6. INDEX TO EXHIBITS

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1
Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [incorporated by reference to Exhibit 32.1 to the registrant’s current report on Form 10-Q filed on May 11, 2010]

32.2
Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [incorporated by reference to Exhibit 32.2 to the registrant’s current report on Form 10-Q filed on May 11, 2010]

* filed herewith