Form 10-K/A
period 2009-09-30
WINNER MEDICAL GROUP INC
filed 2010-08-20
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of August 20, 2010, there were 23,950,740 shares of the Registrant’s common stock outstanding.

Explanatory Note

On December 7, 2009, Winner Medical Group Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Initial Form 10-K”). On August 12, 2010, the Company filed an amendment to the Initial Form 10-K (the “Form 10-K/A”).  This Form 10-K/A, Amendment No. 2 (the “10-K/A Amend. No. 2”), republishes herein the previously amended disclosure related to the “Management’s Report on Internal Control over Financial Reporting, Item 9A. Controls and Procedures” on p. 37, as well as other un-amended sections under “Item 9A. Controls and Procedures” on pp. 37-38.  As such, no changes have been made herein to the Initial Form 10-K or the Form 10-K/A.

The filing of this Form 10-K/A Amend. No. 2 shall not be deemed as an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading. This Form 10−K/A Amend. No. 2 does not reflect events occurring after the filing of the Initial Form 10-K on December 7, 2009 or the filing of the 10-K/A on August 12, 2010, and no attempt has been made in this Form 10-K/A Amend. No. 2 to modify or update other disclosures as presented in the Initial Form 10-K or the Form 10-K/A. Accordingly, this Form 10−K/A Amend. No. 2 should be read in conjunction with our filings with the SEC subsequent to the filing of the Initial Form 10−K and the Form 10-K/A.

Table of Contents

Number		Pages
PART II

Item 9A.	Controls and Procedures	37-38

PART II

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Winner Medical Group Inc.

August 20, 2010	By:	/s/ Jianquan Li
Jianquan Li
President and Chief Executive Officer