Form 10-K
period 2010-09-30
WINNER MEDICAL GROUP INC
filed 2010-12-08
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECT ION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number: 001-34484

WINNER MEDICAL GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0215298
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

Winner Industrial Park, Bulong Road
Longhua, Shenzhen City, 518109
People’s Republic of China
(Address of principal executive offices)

Registrant’s telephone number, including area code: (86) 755-28138888

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   ☐  Yes    ☒   No

At March 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $30,465,948, based on the last sale price of the registrant’s common stock. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price of $4.82 per share of common stock at which the common equity was last sold on September 30, 2010, the last day of our most recently completed fourth fiscal quarter was $28,623,454.

* Excludes 18,012,264 shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of common stock outstanding on September 30, 2010.

As of December 8, 2010, there were 24,130,247 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

WINNER MEDICAL GROUP INC.

FORM 10-K
For the Fiscal Year Ended September 30, 2010

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Winner Medical,” the “Company”, “we,” “us” or “our,” are references to the combined business of Winner Medical Group Inc. and its wholly-owned subsidiary, Winner Group Limited, along with Winner Group Limited’s wholly-owned subsidiaries which include Winner Industries (Shenzhen) Co., Ltd., Winner Medical & Textile Ltd. Jingmen, Hubei Winner Textiles Co. Ltd., Winner Medical & Textile Ltd. Yichang, Winner Medical & Textile Ltd. Jiayu, Winner Medical & Textile Ltd. Chongyang, Winner Medical (Huanggang) Co., Ltd., Shenzhen PurCotton Technology Co., Ltd., Beijing PurCotton Technology Co., Ltd. and Shanghai Winner Medical Apparatus Co., Ltd. and Winner Group Limited’s majority owned subsidiary, Winner Medical (Hong Kong) Limited. References to “Winner Group Limited” or “Winner Group” are references to Winner Group Limited and its subsidiaries listed above. References to “China” and the “PRC” are references to the “People’s Republic of China.” References to “U.S.” are references to the United States of America. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States.

Forward-Looking Statement

Statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	the Company’s dependence upon international customers;
•	international trade restrictions;
•	foreign currency fluctuation;
•	developments in the healthcare industry;
•	the Company’s dependence on patent and trade secret laws;
•	a high percentage of the Company’s revenues is from a single customer;
•	uncertainties with respect to the PRC legal and regulatory environments;
•	the Company’s ability to adequately finance the significant costs associated with the development of new medical products;
•	potential product liability claims for which the Company does not have insurance coverage;
•	other risks identified in this Report and the Company other filings with the SEC;
•	the effects of the global economic situation;
•	escalating pricing pressures from the Company’s customers;
•	the Company’s ability to accurately project market demand for its products;
•	risks associated with future investments or acquisitions;
•	interruption in the Company’s production processes;
•	the Company’s ability to attract new customers;
•	the Company’s ability to employ and retain qualified employees;
•	competition and competitive factors in the markets in which the Company competes;
•	general economic and business conditions in China and in the local economies in which the Company regularly conducts business, which can affect demand for the Company’s products and services;
•	changes in laws, rules and regulations governing the business community in China in general, and the healthcare industry in particular; and
•	the risks identified in Item 1A. “Risk Factors” included herein.

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

PART I

Item 1. Description of Business

History

The Company was originally incorporated under the name Birch Enterprises, Inc. in the state of Nevada in August 1986. On September 14, 1987, the Company consummated a business combination transaction with Las Vegas Resort Investments, whereby Las Vegas Resort Investments became the Company’s wholly-owned subsidiary. Concurrent with this transaction, the Company changed its corporate name to Las Vegas Resorts Corporation. During September 1992 all of the Company’s operations ceased. The Company had no active operations from then until December 16, 2005, when it completed a reverse acquisition transaction with Winner Group Limited, a Cayman Islands corporation, whose subsidiary companies originally commenced business in February 1991. On December 16, 2005, the Company completed a reverse acquisition transaction with Winner Group Limited whereby the Company issued to the stockholders of Winner Group Limited 42,280,840 shares of its common stock in exchange for all 1,143,000 shares of the issued and outstanding capital stock of Winner Group Limited. These 42,280,840 shares had been restated to 21,140,420 shares in the Company’s financial statements to reflect a reverse stock split of 1 new share of common stock for 2 old shares of common stock on October 6, 2009. Upon effectiveness of the reverse stock split, the outstanding and issued shares were approximately 22,363,740 shares, after rounding up fractional shares. Winner Group Limited thereby became the Company’s wholly-owned subsidiary and the former stockholders of Winner Group Limited became the Company’s controlling stockholders. On February 13, 2006, the Company amended its Articles of Incorporation to change its name from Las Vegas Resorts Corporation to Winner Medical Group Inc. The Company changed its name to reflect its new business and to accord with the names of its subsidiary companies.

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

Winner Group Limited’s operations began with Winner Medical & Textile Ltd. Zhuhai, which was incorporated in China in February 1991 by the Company’s CEO, President and director, Mr. Jianquan Li, and was deregistered in fiscal year 2009. Winner Group Limited was incorporated as a Limited Liability Exempted Company in the Cayman Islands in April 2003, and is the holding company of all of the Company’s business operations. Below is the Company’s holding company structure as of the date of this Report.

*On September 13, 2010, Winner Industries (Shenzhen) Co., Ltd. purchased 40% of the equity interest representing the total interest held by the non-controlling shareholder, Shanghai Winner Medical Apparatus Co., Ltd. Following the purchase, Shanghai Winner Medical Apparatus Co., Ltd. became a wholly-owned subsidiary of the Company.

Business

Winner Medical’s business operations consist of the manufacturing and marketing, researching and developing of cotton-base medical dressings and medical disposables, as well as consumer products. The Company has ten wholly-owned operating subsidiaries and three joint ventures, all located in China. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical dressings and medical disposables, which consist of medical care and wound care, as well as PurCotton products, which are produced from a spunlace, natural cotton nonwoven material. The Company manufactures its products in China and sells its medical dressings and medical disposables both in China and abroad, with Europe, the United States and Japan serving as the top three markets. The Company also sells its PurCotton® jumbo rolls in both China and abroad, and PurCotton® finished consumer products mainly in China.

Business Strategy

The Company’s primary business strategy is to achieve annual growth in revenue by building its brand and reputation. The Company seeks to implement its business strategy by focusing on:

•
Marketing Its Own Winner® Medical Branded Products in China. The surgical dressings and medical disposables market in China is expanding quickly. The Company believes that the demand for medical dressing and disposable products in China will experience rapid growth in the future as the Chinese government reforms the medical care system. The Company believes that these factors will create opportunities for companies, such as Winner Medical, that already follow such strict conduct and quality control regulations.

During the fiscal year ended September 30, 2010, approximately 19.39% of the Company’s sales revenue was generated in China, which includes medical sales and PurCotton® product sales in China, and this percentage the Company believes will increase. The Company’s medical sales channels in China include: hospitals, local distributors and chain drugstores.

•
Marketing and Expanding PurCotton® Consumer Products. The PurCotton, spunlace, cotton nonwoven products are expected to have advantages over woven cotton or synthetic nonwoven fabric, as they are natural, safe, strong, durable, healthy, eco-friendly and of high quality. The Company intends to utilize its patented, spunlace manufacturing process which forms raw cotton into nonwoven cotton fabric to produce PurCotton® products at a lower cost than woven cotton products, which it believes will provide a significant advantage. Patent applications covering the invention of the spunlace method for forming raw cotton into nonwoven process have been made in more than 50 countries and regions. Patents have been granted in China, the United States, Russia, Singapore, South Africa, Mexico, Nigeria, Canada, Egypt, Vietnam, the Philippines, and member states of the European Patent Office.

In order to build and market the PurCotton® brand in China, the Company’s subsidiary in Shenzhen, set up a wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd. (“Shenzhen PurCotton”), which aims at selling PurCotton® branded products by its own marketing and sales efforts in the China marketplace. The Company is expected to diversify its sales channels and product categories in the future. The main distribution channels consist of chain stores (PurCotton® stores), on-line sales and wholesale to large customers.

During the fiscal year ended September 30, 2010 and 2009, sales revenue from PurCotton® products, which includes PurCotton wholesale and retail sales both in China and abroad, reached approximately $10,128,000, or 8.80% of total sales revenue, and $5,468,000, or 5.56 % of total sales revenue, respectively.

•
Focus on higher margin products. Regarding its long term plan, the Company is executing a systematic plan for the marketing and sale of higher margin products in terms of higher value-added medical dressing products and PurCotton® consumer products. Even though it experienced low margins during the initial stage of the PurCotton® products launch, the Company believes it will generate a higher margin once PurCotton® products are well accepted by its retail customers. At the same time, the Company is working on technical improvements to its equipment at Winner Huanggang to increase production efficiency and capacity.

•
Providing High Quality Products. The Company’s goal is to manufacture and sell products that are of the high quality in the industry and in accordance with established industry standards. The Company maintains strict and comprehensive quality assurance and quality control system. The Company has already established three quality management systems: ISO9001:2000 quality management system, ISO13485:2003 medical devices quality control system and 21CFR Part 820, Medical Device Quality System Regulation. Currently, most of the Company’s products have obtained European Union CE Certificates. The remaining of the Company’s products are not required to obtain European Union CE certificates because these products are neither medical related products nor sold in international marketplace. The Company’s products imported into the United States are registered with the U.S. Food and Drug Administration, “FDA”. The Company has 47 types of products listed with the FDA, and it is proud to have FDA clearance to import sterilized products into the United States. Among those products are sterilization pouches and face masks, for which 510(k) premarket notifications were filed and which have received orders of substantial equivalence from the FDA. Japanese certificates, which are awarded to individual factories, have been granted to Winner Medical’s Shenzhen, Jiayu, and Chongyang factories, which are all qualified and entitled to export products directly to Japan.

•
Implement lean production and equipment technical improvements. The Company implements lean production management and equipment technical improvements among all subsidiaries to eliminate waste during production and increase efficiency.

•
Providing Customers with a Complete Product Line – One Stop Procurement Services. The Company provides customers with specialized medical dressing products that are intended to address a number of customer issues and needs. The Company’s products are designed to meet a wide variety of its clients’ product configuration demands. The Company uses manufacturing equipment, including gauze sponge bleaching equipment, sterile packaging machines, auto-gauze sponges folding machines, nonwoven sponge folding machines and steam sterilization and ethylene oxide, “ETO,” for sterilization processing which it believes allows the Company to produce its products in a cost efficient manner.

•
Developing Products Through Research and Development. The Company’s research and development efforts are aimed at finding new varieties of products, improving existing products and product quality and reducing production costs. The Company intends to focus significant efforts on opening new opportunities for its new products.

•
Implementing Advanced Information Technology Systems. The Company has implemented the Enterprise Resources Planning, “ERP,” software provided by a Systems Applications and Products company, “SAP,” or “SAP ERP” system, which integrates all of the core business operations of each of its subsidiaries, such as purchasing, manufacturing, selling, expenses, financing, human resources and retailing, and records them on one system. The Company’s goal is to build a platform on which the Company can share information with its customers, including raw material preparation, production status, inventory and transportation.

•
Managing Business Effectively Through a Strong Management Team. Each member of the Company’s management team has an average of ten years of experience in the industry. Under their leadership, the Company has a demonstrated record of rapid and orderly growth. The Company intends to capitalize on the acumen and industry experience of several members of its management team to grow its business.

•
Developing and Expanding the Company’s Logistical Capabilities. Development and expansion of the Company’s logistical capabilities are an important aspect of the Company’s strategy. The Company believes it is important to have warehouses in large transportation ports and near central cities. The Company’s use of modern logistics management methods is designed to enhance its service levels, including its ability to deliver products to customers in a timely fashion. Further, the Company strives to handle customer service inquiries quickly and accurately. Information on purchase order confirmation, production or order status and shipping advice is readily available. The Company also offers its customers a variety of payment terms to facilitate international purchases.

•	Reduce labor input. Through improving production techniques, the Company can reduce labor costs and increase efficiency by automation.

Products

In fiscal year 2010, the Company’s operations were conducted in two operating segments, which are medical dressings and medical disposables, and spunlace 100% PurCotton® nonwoven consumer products. The Company’s operating decisions, on-site management, internal reporting and performance assessments are conducted within each of these two identified segments:

Medical dressings and medical disposables, which have two categories according to their functions:

Medical care products
Include operating room products, procedural packs, protective products and gauze.
Surgical Grape	Gown
Face Mask	Surgical Dressing Pack
Sponge, including Gauze Sponge, Lap Sponge	Sterilization Pouch
Gauze Ball	Fluff Roll
Gauze Roll	Swab

Wound care products
Include dressing pads, cotton products, retention products and dental products.
First Aid	Tape
Adhesive Wound Dressing	Cotton Ball
Bandages, including elastic, gauze and cohesive flexible

Consumer products

PurCotton is a type of cotton product that is made of 100% natural cotton using spunlace nonwoven technology. Its products include jumbo rolls as raw materials and finished consumer products. Its consumer products include:
Cotton Wipes	Cotton Wet Wipes
Cosmetic Pad	Sanitary Napkin
Gauze Baby Wear	Gauze Baby Towel
Baby Reusable Diaper	Handkerchiefs
Q-tips	Face Mask
Sport Bandage

Sales, Marketing and Customers

The Company’s medical dressing and disposable products are sold internationally through a network of distributors, wholesalers and manufacturers’ representatives as original equipment manufacturer (“OEM”) products. The Company’s major target markets are Japan, Europe and North and South America. In light of its existing production capacity constraints, the Company expands its sales to the Chinese market and developing countries through local distributors into hospitals, chain drug stores and direct to hospitals under its own brand name, “Winner®.” The Company plans to sell its PurCotton® consumer products in the Chinese market through chain stores and Business-to-Customer (B2C) online sales, and distributors under its own brand “PurCotton.” The Company defines PurCotton as its product name, patent application name, trademark and chain store English name.

Since there are different requirements for different products and in different geographic markets, the Company has adopted marketing strategies that are market specific. For developed markets such as the United States, Japan and the European Union, the Company offers OEM products under private label programs to supply medical suppliers. This approach enables the Company to capitalize on its customers’ branding strengths and established market channels. In order to gain more market share, the Company attempts to leverage its customers’ strong brand names, efficient distribution networks and market presence. The Company believes it is a better strategy to team up with large, well-known companies than to compete directly with them. Most of the Company’s sales in developed countries are conducted by direct marketing. In addition, the Company also conducts sales through third-party manufacturers’ representatives, who are compensated through payment of sales commissions.

In China and other developing countries, the Company sells its medical dressing and disposable products under the “Winner®” brand name. As the economies of China and other developing countries grow, the Company expects that there will be a significant increase in demand for medical products, including demand for the Company’s medical dressings and other medical disposable products. The Company believes its products are generally price-competitive with products from the United States, Japan and the European countries. Competition can also come from local producers in the developing countries, but the Company attempts to compete with local manufacturers based on the quality of its products. The Company employs manufacturers’ representatives and actively participates in formal bid contracts organized by local governments and organizations. Its regional distributors typically attempt to build and maintain direct contact with medical purchasers in hospitals. The Company is developing a distribution network to capture opportunities in China, mainly through local distributors, drugstore chains and direct sales to hospitals. In order to better develop its market, the Company officers are put in charge of communicating with local distributors in some major cities, such as Guangzhou, Fuzhou, Chengdu, Chongqing, Wuhan, Fuzhou, Shanghai, Beijing and Shenyang. The Company also directly sells to hospitals in Hong Kong.

The Company believes that its material and manufacturing processes produce PurCotton® products that are healthy, soft, comfortable and environmentally-friendly. In August 2009, the Company started selling its jumbo rolls to manufacturers in China and Japan who produce consumer products. The Company believes that, as living standards improve and environmental protection awareness grows in China, people will desire products that are healthy, soft, comfortable and have less carbon emission. In order to launch this product and promote the PurCotton brand, the Company sells its consumer products mainly through chain stores, business-to-customer online sales, “B2C,” and distributors in the Chinese market. On December 31, 2009, the first chain store was opened in Shenzhen, China. As of December 8, 2010, the Company has opened 23 chain stores in Guangdong province, which are mainly located in shopping malls. In order to broaden its customer base, in July 2010, it opened its B2C website at Taobao.com http://purcotton.mall.taobao.com/ on a trial basis and launched its own B2C website www.purcotton.com in September 2010.

The Company has customers in approximately 80 countries throughout the world, including Japan, Germany, the United States, Italy, the Netherlands, the United Kingdom, Australia, France and China, as well as countries in South America, Africa and the Middle East. For its medical dressings and medical disposables business, some of the Company’s customers are large-scale producers and distributors with well-known brand names, while others are import and export firms or wholesalers with trade expertise and established sales channels. For its consumer products business, it targets mid-to high-end female consumers who are 25-45 years old, and families who prefer to buy premium products.

Sakai Shoten Co., Ltd and Tyco Healthcare Co., Ltd accounted for more than 10% of the Company’s revenues in fiscal year 2010. Sakai Shoten Co., Ltd. accounted for approximately 12.16% and 14.78% of the Company’s revenue in fiscal years 2010 and 2009, respectively. Sakai Shoten Co., Ltd. acts as a purchasing agent for a large number of ultimate consumers of the Company’s products in Japan. Tyco Healthcare Co., Ltd accounted for 10.09% and 9.91% of the Company’s revenue in fiscal years 2010 and 2009, respectively. If the Company loses these customers without replacing them with other customers that purchase a similar amount of its products, the Company’s revenues and net income may decline considerably.

Raw Materials and Manufacturing

In fiscal year 2010, the Company depends on external suppliers to supply raw materials to produce its products. The principal raw materials used for the Company’s products are cotton, non-woven cloth and packaging materials, each of which it purchases from a limited number of suppliers. In the past, the Company has not experienced a problem in securing raw materials. Its principal cotton raw material is produced mainly in China. The Company’s major suppliers of packaging materials and cotton are Safe Secure Packing (Shenzhen) Co., Ltd and China National Cotton Reserves Corporation. The Company’s purchases from any one individual supplier were less than 5% of its total purchase amount in fiscal year 2010. The Company believes it is not over reliant on any of these suppliers.

Given the importance of key raw materials to the Company’s business, the Company carefully manages its purchasing efforts carefully and has established company policies involving raw material procurement. The cost of raw materials, excluding the semi-process materials purchased, amounts to almost 55% of the Company’s total production cost.

•
Supplier Management System. The Company has established a strict supplier management system to comprehensively assess suppliers on the basis of quality and improvement, purchasing cycles, management systems, prices and delivery cycles. Suppliers are formally evaluated twice a year. The quality of the suppliers determines how much business they receive from the Company in subsequent months. The Company also hosts an annual suppliers’ conference, during which it communicates directly with its suppliers to discuss its needs and service level demands. The Company undertakes an open and transparent purchasing practice, which is well received by most suppliers.

•
Purchasing Procedures. Purchasing transactions are conducted in accordance with a procedure termed “inquiry-comparison-negotiation.” Potential suppliers make initial offers that are compared objectively according to relevant guidelines. After validation of the various suppliers’ service and quality capabilities, the Company acquires the needed materials from the supplier offering the highest quality product at a reasonable cost. The Company’s financial department establishes an oversight process by appointing individuals to conduct independent market research of key price points. The research findings are announced periodically. The Company’s auditing department and quality assurance department also provide oversight to assure that it strictly adheres to all purchasing procedures.

The Company’s production is vertically integrated, from raw material processing to semi finished products to finished products, which is able to control the entire manufacturing processes to maintain product quality. The Company has eight wholly owned manufacturing plants which are majorly located in Hubei province and to a lesser extent in other parts of China, which are:

•
Winner Industries (Shenzhen) Co., Ltd. is a final procedure packaging center, sterilize center and a logistics center of the Company, and is located at Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, China.

•	Winner Medical (Huanggang) Co., Ltd. produces PurCotton jumbo roll and PurCotton relative products, and is located at Pearl Avenue, Huanggang High-Tech Park, Huanggang City, Hubei Province, China.
•	Hubei Winner Textile Co., Ltd. produces gauze, swabs and cotton filled sponges, etc., and is located at No. 47 South Road of Jianshe, Yuekou Town of Tianmen City, Hubei Province.
•
Winner Medical & Textile Ltd. Jiayu is in charge of producing cast padding, cotton swab, cotton ball, ABD pad, dental roll, zig-zag cotton and cotton pound roll, etc., and is located at No. 172 Phoenix Avenue, Yuyue Town, Jiayu County, Hubei Province.

•	Winner Medical & Textile Ltd. Jingmen mainly manufactures lap sponges, gauze bandage, fluff roll and baby wear, and is located at Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province.
•	Winner Medical & Textile Ltd. Yichang weaves gauze and supplies gauze to the Companies other factories, and is located at No. 20 Jiangxia Avenue, Jiangkou Town, Zhijiang City, Hubei Province.
•	Winner Medical & Textile Ltd. Chongyang weaves and produces gauze sponge, gauze roll and gauze ball, and is located at Qingshan Park, Chongyang County, Hubei Province.

•	Shanghai Winner Medical Apparatus Co., Ltd. produces self-adhesive and adhesive bandages, and is located at 98 Jiechen Road, Songjiang District, Shanghai.

To execute its PurCotton business, the Company entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters of land, approximately 140 acres, that will mostly be dedicated to the construction of production facilities for 100% cotton spunlace nonwoven fabric in the Company’s subsidiary Winner Medical (Huanggang) Co., Ltd., “Winner Huanggang.” Land use right certificates were issued to the Company in November 2005 and July 2007. As of September 30, 2010, the first two PurCotton manufacturing lines are producing at full capacity, with a total production capacity of 200 tons per month. The third and fourth manufacturing lines have also started production. The total projected capacity for these two lines will be 230 tons per month. Products from these lines are sold mainly to the Japanese market, and have a higher gram weight per square meter than those products made by the first two lines. As of December 8, 2010, these two lines were operating at 40% capacity, as they are still in the initial start-up stage and the anticipated level of orders has not yet been reached. The Company expects that these two lines will be at full capacity by the end of 2011.

Competition

The Company is subject to intense competition. Some of the Company’s competitors have greater financial resources, better marketing approaches and more established market recognition than the Company does in the domestic Chinese and international markets. Increased competition in the medical dressings and disposables could put pressure on the price at which the Company sells its products, resulting in reduced profitability for the Company. In the Company’s industry, the Company competes based on manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistics capabilities.

For the international sales of medical dressings and medical disposables competitors, the Company views the below companies as its most significant competitors in the major markets in which it sells its products:

•
Competitors based in China. For overseas market, the Company’s competitors based in China primarily include: Shenzhen Aumei, Zhejiang Zhende Medical Dressing Co., Ltd., Jiangsu Province Jianerkang Medical Dressing Co., Ltd., and Qingdao Hartmann Medical Dressing Co., Ltd. These competitors tend to have lower labor costs, and the Company believes that their products are of lower quality and often lack diversity, and these competitors are not as strong in brand building and management.

•
Competitors based in Asia (Outside of China). Competitors based in this area mainly come from India and countries in Southeast Asia, such as Premier Enterprise and Sri Ram Products, whose main business is weaving. These competitors lack interconnected businesses and suppliers within the local industry; and tend to be understaffed and have a lower quality of management, as well as a lower product quality.

•
Competitors based in Europe and North America. Competitors based in Europe and North America include: Bastos Viegas, S.A. (Portugal), Intergaz, S.R.O. (Czech Republic), and TZMO S.A. (Poland). The Company’s competitors from Europe may have a geographic advantage in the European Union market, but the Company believes they have less product diversity and higher production costs.

For Chinese domestic sales, the Company’s core competitor is Henan Piao’an Group Co., Ltd., which tends to maintain stronger relationship with hospitals since its main operations are based in China and its operation is larger in the Chinese market. However, the Company’s quality control system and sterilize technology tend to be better accepted by hospitals.

For the PurCotton business, the Company believes that its material and manufacturing processes produce products that are healthy, soft, comfortable and environmentally-friendly. The Company targets mid- to high-end female consumers and families with babies who are concerned about their skin and health and would prefer to buy premium products. However, the PurCotton retail business is new to the market, and the Company has to spend a significant amount of time and effort cultivating its customers. Furthermore, the Company believes PurCotton raw material could replace medical gauze and medical synthetic nonwoven products. However, due to the need for clinical examinations and certificate approvals, the Company projects that it will take time to secure product acceptance from hospitals.

Competitive Advantages

The Company’s customers in the medical industry employ high quality standards, since product quality and safety are their primary consideration. They perform strict factory and production system verification and product quality testing on their target suppliers. Once a supplier passes these tests, it is costly to switch to another. Compared with its competitors, the Company’s competitive advantages include the following:

•
Sound quality management system and certificates obtained. The Company has already established three quality management systems: ISO9001:2000 quality management system, ISO13485:2003 medical devices quality control system and 21CFR Part 820, Medical Device Quality System Regulation. Currently, most of the Company’s products have obtained European Union CE Certificates. The remaining of the Company’s products are not required to obtain European Union CE certificates because these products are neither medical related products nor sold in international marketplace. The Company’s products imported into the United States are registered with the FDA. The Company has 47 types of products listed with the FDA, and it is proud to have FDA clearance to import sterilized products into the United States. Among those products are sterilization pouches and face masks, for which 510(k) premarket notifications were filed and which have received orders of substantial equivalence from the FDA. Japanese certificates, which are awarded to individual factories, have been granted to Winner Medical’s Shenzhen, Jiayu, and Chongyang factories, which are all qualified and entitled to export products directly to Japan.

•
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

•
Innovation. The Company is dedicated to invest in research and development to drive innovation. The Company concentrates on innovation in value-added features for its medical dressings and medical disposables. It also focuses on the PurCotton manufacturing process to improve product quality and enhance efficiency, and continues to expand its PurCotton production line through line extensions and value-added features. The Company has already obtained invention patents in China, the United States, Russia, Singapore, South Africa, Mexico, Nigeria, the Philippines and member states of the European Patent Office for the invention of 100% spunlace cotton nonwoven manufacture process.

Intellectual Property

The Company currently has thirty eight issued patents. Below are brief descriptions of these patents:

Description of Patent	Patent No.	Type	Status

Manufacturing method for the spunlace non-woven cloth with X-ray detectable element thereby produced	ZL 200510033576.9 (China)	Invention	Granted

Manufacture method of the 100% cotton non-woven medical dressings	ZL 200510033147.1 (China)	Invention	Granted

Colored non-woven cloth with special coat	ZL 200620013847.4 (China)	Utility Model	Granted

Colored 100% cotton gauze	ZL 200620132922.9 (China)	Utility Model	Granted

100% cotton gauze with protective function	ZL 200620132920.X (China)	Utility Model	Granted

A medical dressing resists penetration and adhesion	ZL 200620132921.4 (China)	Utility Model	Granted

An ancillary fight code machine	ZL 200620017009.4 (China)	Utility Model	Granted

A safety medical gauze with detective device	ZL 200620014971.2 (China)	Utility Model	Granted

Wipes box	ZL 200630060318.5 (China)	Appearance design	Granted

Spunlace non-woven cloth with special coat and protective function	ZL 200620013845.5 (China)	Utility Model	Granted

A testing equipment for cloth	ZL 200820091990.4 (China)	Utility Model	Granted

Wound dressing	ZL 200820092733.2 (China)	Utility Model	Granted

Petrolatum dressing	ZL 200820105164.0 (China)	Utility Model	Granted

Description of Patent	Patent No.	Type	Status

Product of and Method for hydrophobic 100% cotton non-woven cloth	ZL 200820093952.2 (China)	Utility Model	Granted

Packing device for medical dressing products	ZL 200820094531.1 (China)	Utility Model	Granted

Draw out wipes box	ZL 200520035670.3 (China)	Utility Model	Granted

Medical product box	ZL 200820207244.7 (China)	Utility Model	Granted

Embossed non-woven cloth	ZL 2008201397530 (China)	Utility Model	Granted

A care package	ZL 200820235800.1 (China)	Utility Model	Granted

A bondage	ZL 200920129524.5 (China)	Utility Model	Granted

A protective facemask	ZL 200920135220.X (China)	Utility Model	Granted

A spunlace non-woven and its devices	ZL 200920131414.2 (China)	Utility Model	Granted

A kind of medical dressing	ZL 200920132228.0 (China)	Utility Model	Granted

A multi-material lab sponge and operating sheet	ZL 200920134448.7 (China)	Utility Model	Granted

Sanitary napkin #326	ZL 201030227804.8 (China)	Appearance design	Granted

A medical and hygiene device with pure cotton spunlace surface	ZL 200920260990.7 (China)	Utility Model	Granted

A breathable pure cotton medical protective cloth	ZL 201020153332.0 (China)	Utility Model	Granted

Pure cotton layer sanitary napkin and pure cotton layer disposable underpants	ZL 201020186577.3 (China)	Utility Model	Granted

A safety X-ray detectable medical dressing	ZL 200510033022.9 (China)	Invention	Granted

A safety medical operating gauze	ZL 200610062853.3 (China)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	05013515.1 (E.U.)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	1-2007-501648 (Philippines)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	270370 (Mexico)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	2007/7583 (South Africa)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	NG/C/2007/774 (Nigeria)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	2, 510, 995 (Canada)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	24725 (Egypt)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	1-2007-01745 (Vietnam)	Invention	Granted

The Company has licensed from Jianquan Li, the Company’s CEO, President and Director, his rights to four patent and related technologies grants for nonwoven fabric manufacturing on a perpetual, worldwide royalty-free basis. Below are the brief descriptions of these patents:

Description of Patent licensed from Jianquan Li	Patent No.	Type	Status

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	US 7049753 B2 (U.S.)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	2326191 (Russia)	Invention	Granted

Method for producing spunlace non-woven cloth, method for producing spunlace non-woven cloth with X-ray detectable element, spunlace non-woven cloth with X-ray detectable element produced thereby	P-No. 125160 (Singapore)	Invention	Granted

Spunlace non-woven cloth with X-ray detectable element	ZL 200520055659.3 (China)	Utility Model	Granted

The Company also has registered the trademark for the word “Winner” in China, the United States, Canada, Singapore, Libya, Jordan, the United Arab Emirates, Saudi Arabia, Thailand, Yemen, Chile, Cambodia and Hong Kong, and this trademark has passed the registration application in China, Hong Kong, Canada, Singapore, the United States and in the member countries of the Madrid Agreement such as Germany, France, Italy, Russia, Switzerland and Australia. The trademark of “PurCotton” has also been registered (or application for registration has also been made) in China, Hong Kong, the United States, European Union, Japan, Australia, Brazil, South Africa, Philippine, Russia, India, Turkey and Venezuela. Other trademarks, including “Winwin,” “Winband” in English and Chinese, “Nice Series” in Chinese, “SoftTouch,” and “COTTONEA” have also been registered by the Company.

In addition, the Company has registered thirty six domain names, including www.winnermedical.com, www.purcotton.com,  www.purcotton.cn, www.purcotton.net , www.softtouch.hk (currently in use), www.winner-industries.com,www.winner-beijing.com,www.winner-shanghai.com, www.winner-shenzhen.com, www.purcotton.hk, www.purcotton.asia, www.purcotton.net.cn,www.purcotton.com.cn,www.winnermedical.name,www.winnermedical.info, www.winnermedical.hk, www.winnermedical.net.cn, www.winnermedical.cn, www.winnermedical.net, www.winnermedical.org and www.winnermedical.mobi, etc.

Where appropriate for the Company’s business strategy, the Company will continue to take steps to protect its intellectual property rights.

Research and Development Efforts

The Company spent approximately $1,767,000 and $1,663,000 on research and development in fiscal years 2010 and 2009, respectively.

The Company’s research and development in 2010 was mainly focused on developing new finished PurCotton® products for consumer use to broaden and diversify its product types to support its chain store sale and online sale, and researching new coating technology for PurCotton® medical products. Such coating technology will be applied on the production of PurCotton® products to reduce the production cost and improve product quality.

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

Regulation

The Company is subject to complex and stringent governmental laws and regulations relating to the manufacture and sale of medical dressings and medical disposables in China and in many other countries in which it sells its products. These laws and regulations in the major markets in which it competes are discussed further below. All of the regulatory laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable, which could have a negative effect on the Company’s business and results of operations. See “Risk Factors — Risks Related to the Company’s Business — the Company’s failure to comply with ongoing governmental regulations could impair its operations and reduce its market share.”

•
China. In China, medical materials and dressings, including medical gauzes, absorbent cottons, bandages and disposable surgical suits, are regulated as medical devices and are administered by the Department of Medical Devices of the State Drug Administration of China. The technology and specifications of these products must be consistent with the Regulations for the Supervision and Administration of Medical Devices and relevant laws and standards.

The Company’s business is regulated by a number of provincial authorities that license the production and registration of products such as those the Company manufactures. All of the Company’s wholly-owned manufacturing subsidiaries, which require licenses from these authorities, operate under current licenses.

•
Other Countries. Since the Company sells its products in international markets, its products are subject to regulations imposed by various governmental agencies in the markets where the Company’s products are sold.

All of the Company’s products exported to European countries must have a CE certificate, CE-certification or CE Marking, which is a conformity marking consisting of the letters “CE.” The CE Marking applies to products regulated by certain European health, safety and environmental protection legislation. The CE Marking is obligatory for products it applies to and the manufacturer affixes the marking in order to be allowed to sell its products in the European market.

In Japan, the Company needs a Certificate of Foreign Manufacture from the Pharmaceuticals and Medical Devices Agency of the Ministry of Health, Labor and Welfare of Japan in order to sell its products in the Japanese market. The Company has met applicable standards and obtained the required certificates in Europe and Japan.

In the United States, some of the Company’s products are considered medical devices. The FDA regulates the design, manufacture, distribution, quality standards and marketing of medical devices. Accordingly, the Company’s product development, testing, labeling, manufacturing processes and promotional activities for certain products that are considered medical devices are regulated extensively by the FDA. The FDA has given the Company clearance to market such products within the United States.

Under the U.S. Federal Food, Drug, and Cosmetic Act, “FDCA,” medical devices are classified into one of three classifications, each of which is subject to different levels of regulatory control, with Class I being the least stringent and Class III being subject to the tightest control. Class III devices, which are life supporting or life sustaining, or which are of substantial importance in preventing harm to human health, are generally subject to a clinical evaluation program before receiving pre-market approval, PMA, from the FDA for commercial distribution. Class II devices do not require clinical evaluation and pre-market approval by the FDA. Instead, it requires a pre-market notification to the FDA and in most cases its requirement is substantially equivalent to an existing product under Section 510(k) of the FDCA. Class I devices are subject only to general controls, such as labeling and record-keeping regulations, and are generally exempt from pre-market notification or approval under Section 510(k) of the FFDCA, although they are required to be listed with the FDA. The Company’s medical device products are generally considered Class I devices, and are therefore exempt from pre-market notification or approval requirements. The Company has listed all of its relevant products with the FDA pursuant to the FDAC.

If a 510(k) pre-market notification is required for a medical device, the device cannot be commercially distributed in the US until the FDA issues a letter to permit the sale of the product. Certain of the Company’s surgical face masks and sterilization pouches are subject to the 510(k) pre-market notification requirements. The Company has already received the necessary clearance from the FDA for such products.

The Company’s medical device products are also subject to the general labeling requirements under the FDA medical device labeling regulations. As of the date of this Report, the Company has labeled all of its medical device products and has not been the subject of any enforcement action initiated by the FDA.

In addition, manufacturers of medical devices distributed in the United States are subject to various other regulations, which include establishment registration, medical device listing, quality system regulation (“QSR”) and medical device reporting. Under the FDCA, any foreign establishment that manufactures, prepares, propagates, compounds or processes a medical device that is imported, or offered for import, into the United States is required to register its establishment with the FDA. In addition, any foreign establishment that engages in the manufacturing, preparation, assembly or processing of a medical device intended for commercial distribution in the United States is required to list its devices with the FDA. The Company’s subsidiary Winner Shenzhen, which exports all of its products, has registered its establishment with the FDA and has listed 47 medical and dental devices.

The Company’s manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of its medical device products. The QSR, among other things, requires maintenance of a device master record, device history record and complaint files. As of the date of this Report, the Company does not have any enforcement actions initiated by the FDA.

The Company is also required to report to the FDA if its products cause or contribute to a death or serious injury or malfunction in a way that would likely cause death or serious injury. The FDA can require companies to recall products which have material defects or deficiencies in design or manufacturing. The FDA can withdraw or limit the Company’s product clearances in the event of serious, unanticipated health or safety concerns. The Company may also be required to submit reports to the FDA of corrections and removals. As of the date of this Report, the Company had not received any complaints that any of its products had caused death or serious injury.

The FDA has broad regulatory and enforcement powers. If the FDA determines that the Company has failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizures or recall of the Company’s products, total or partial shutdown of production, withdrawal of approvals or clearances already granted and criminal prosecution. The FDA can also require the Company to repair, replace or refund the cost of devices that it manufactured or distributed. The Company’s failure to meet any of these requirements may cause the FDA to detain its products automatically when they are presented for entry into the United States. If any of these events occur, it could result in a material adverse impact on the Company. As of the date of this Report, the Company was not the subject of any enforcement actions initiated by the FDA.

Environmental Compliance

The Company is subject to the requirements of U.S. federal, state, local and non-U.S., including China’s environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company has an environmental management structure designed to facilitate and support its compliance with these requirements. Although it is the Company’s intent to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past two years. Environmental requirements are complex, frequently change and tend to become more stringent over time. Accordingly, the Company cannot assure investors that environmental requirements will not change or become more stringent over time or that potential environmental cost and liabilities will not be material.

During fiscal year 2010, the Company did not make any material capital expenditures relating to environmental compliance.

Employees

As of September 30, 2010, the Company employed approximately 4,491 full-time employees. The Company believes that it maintains a satisfactory working relationship with its employees and it has no significant labor disputes or any difficulty in recruiting staff for its operations.

As required by applicable Chinese law, the Company has entered into employment contracts with all of its officers, managers and employees. The Company’s employees in China participate in a state social insurance scheme organized by the Chinese municipal and provincial governments. The Company is required to contribute to the scheme at rates ranging from 8% to 29% of the average monthly salary. The expenses related to this scheme were $1,222,516 and $626,606 for fiscal years 2010 and 2009, respectively.

Available information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other information are available free for charge from Securities Exchange Commission (SEC) website. These materials can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. Information also can be obtained by mail at prescribed rates from the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is http://www.sec.gov.

The Company’s Internet website, http://ir.winnermedical.com, provides its corporate governance which includes Corporate Governance Guidelines, Code of Business Conduct and Ethics and Winner Medical’s executive officers, directors and Board committees, including committee charters, and transactions in Winner Medical Group Inc. The website also includes its Annual Reports, most recent Quarterly Reports, Current Reports, any Proxy Statements filed and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. In addition, the Company provides electronic or paper copies of its filings free of charge upon request.

Item 1A. Risk Factors

 An investment in the Company’s common stock involves a high degree of risk. In addition to the following risk factors, you should carefully consider the risks, uncertainties and assumptions discussed herein, and in other documents that the Company subsequently files with the SEC that update, supplement or supersede such information for which documents are incorporated by reference into this Report. Additional risks not presently known to the Company, or which the Company considers immaterial based on information currently available, may also materially adversely affect the Company’s business. If any of the events anticipated by the risks described herein occur, the Company’s business, cash flow, results of operations and financial condition could be adversely affected, which could result in a decline in the market price of the Company’s common stock, causing you to lose all or part of your investment.

RISKS RELATED TO THE COMPANY’S BUSINESS

•	The Company’s dependence upon international customers may impede its ability to supply products

During the fiscal year ended September 30, 2010, approximately 80.61% of the Company’s products were sold internationally. As a result, the Company is subject to risks associated with shipping products across borders, including shipping delays. If the Company cannot deliver its products on a competitive and timely basis, its relationships with international customers may be damaged and its financial condition could be harmed.

•	The Company engages in international sales, which expose it to trade restrictions

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

•
Expansion of the Company’s business may put additional pressure on its management, financial resources and operational infrastructure, impeding the Company’s ability to meet any increased demand for its products and possibly impairing its operating results

The Company’s business plan is to significantly grow its operations to meet anticipated growth in demand for existing products and by the introduction of new product offerings. The Company’s planned growth includes the construction of several new production lines to be put into operation over the next five years, including the growth of its PurCotton retail business. Growth in the Company’s business may place a significant strain on its personnel, management, financial systems and other resources. In addition, the PurCotton retail business is different from the Company’s traditional business base, thus increasing the demands on the management. The Company may be unable to successfully and rapidly expand its sales to potential customers in response to potentially increasing demand or control costs associated with its growth.

To accommodate any such growth and compete effectively, the Company may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage its employees, and such funding may not be available in sufficient amount. Also, as the Company is self-opening the PurCotton retail stores, there is a high capital expenditure for such start-up costs as inventory, rent, deposits and salary. As such, the Company may lose money during this expansion phase for its new business line. If the Company is not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, the Company’s operating results could suffer.

•	The Company relies on patent and trade secret laws that are complex and difficult to enforce

The validity and breadth of claims in medical technology patents involve complex legal and factual questions. Therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications may not exclude competitors or may not provide a competitive advantage to the Company. In addition, patents issued or licensed to the Company may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, the Company cannot ensure that its competitors have not developed or will not develop similar products, will not duplicate the Company’s products, or will not design around any patents issued to or licensed by the Company.

•	The Company depends on key personnel, and turnover of key employees and senior management could harm its business

The Company’s future business and results of operations depend to a significant part on the continued contributions of its key technical and senior management personnel, including Jianquan Li, Xiuyuan Fang and Nianfu Huo, who hold the titles of CEO, President and Chairman, CFO and Vice President and Senior Vice President and Chairman of Supervisory Board, respectively. They also depend to a significant part on the Company’s ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for its operations. For example, with its PurCotton retail business, the Company hired three experienced (in terms of retailing, e-commerce and brand building) general managers for its Beijing, Shanghai and Guangzhou markets. If the Company loses any of its key employees, or if any key employee fails to perform in his or her current position, or if the Company is unable to attract and retain skilled employees, the Company’s business could be suffered. Significant turnover of the Company’s senior management could significantly deplete the Company’s institutional knowledge held by its existing senior management team. The Company depends on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of its business, any part of which could be harmed by staff turnover.

•	The Company’s products may contain defects, which could adversely affect its reputation and cause it to incur significant costs.

Despite testing by the Company, defects may be found in existing or new products. Any such defects could cause the Company to incur significant return and exchange costs, re-engineering costs, divert the attention of the Company’s engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force the Company to undertake a product recall program, which could cause it to incur significant expenses and could harm its reputation and that of its products. If the Company delivers defective products, its credibility and the market acceptance and sales of its products could be harmed.

•	The Company has limited product liability insurance coverage and is subject to potential product liability claims for which it does not have insurance coverage

Defects in the Company’s products could subject the Company to potential product liability claims arising from physical injury or property damage. The Company has limited product liability insurance covering the PRC, U.S. and Canadian markets, and does not have product liability insurance for other markets. Any successful claim brought against the Company in the markets not covered by any product liability insurance could adversely harm the Company’s reputation, business and financial condition.

•	The Company may not be able to adequately finance the significant costs associated with the development of new medical products

The medical products in the medical dressings and medical disposables market change dramatically with new technological advancements. The Company is currently conducting research and development on a number of new products, which require a substantial outlay of capital. To remain competitive, the Company must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in higher fixed costs and operating expenses.

In addition to research and development costs, the Company could be required to expend substantial funds for and commit significant resources to the following:

•	additional engineering and other technical personnel;

•	advanced design, production and test equipment;

•	manufacturing adjustment that meet changing customer needs;

•	technological changes in manufacturing processes; and

•	manufacturing capacity.

The Company’s future operating results will depend, to a significant extent, on its ability to continue to provide new products that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party suppliers and technologies. The Company will need to increase its net sales to sufficiently offset these increased costs, the failure of which would negatively affect the Company’s operating results.

•	The current global financial condition may have a negative impact on the Company’s business and financial condition, especially on the market acceptance of the Company’s new PurCotton® products

The current worldwide economic condition has created significant reductions in available capital and liquidity from banks and other providers of credit, which may adversely affect the Company’s customers’ ability to buy the Company’s new PurCotton® products. Additionally, many of the effects and consequences of the current global financial condition and the broader global economic downturn are currently unknown; any one or all of which could potentially have a material adverse effect on the Company’s customers' or the Company’s own liquidity and capital resources, or otherwise negatively impact the Company’s business and financial results.

•	The Company’s PurCotton® products may be adversely affected by price reductions of raw materials of the Company’s competitive products

Markets for all of the Company’s products, especially the Company’s PurCotton® products, are extremely competitive. The Company competes based upon a variety of factors, including cost of production and raw materials. It is possible that the Company’s competitors have lowered their cost of production due to price decrease in rayon and polyester and engage in price competition through aggressive pricing policies to secure a greater market share to the Company’s detriment. The Company’s PurCotton business may be adversely affected by competition, and the Company may not be able to maintain its profitability if the competitive environment worsens.

•
In order to grow at the pace expected by management, the Company will require additional capital to support its long-term business plan. If the Company is unable to obtain additional capital in future years, it may be unable to proceed with its long-term business plan and the Company may be forced to curtail or cease its operations

The Company will require additional working capital to support its long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. The Company’s working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the sales volume during the period and payment terms with its customers. The Company may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to the Company’s earnings per share or the issuance of securities with rights superior to the Company’s current outstanding securities. In addition, the Company may grant registration rights to investors to purchase its equity or debt securities in the future. If the Company is unable to raise additional financing, it may be unable to implement its long-term business plan, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force the Company to substantially curtail or cease operations.

•	The Company may be exposed to potential risks relating to its internal controls over financial reporting and its ability to have those controls attested to by its independent auditors

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the companies’ internal controls over financial reporting in their annual reports, including Form 10-K. Management’s report on internal control over financial reporting is set out in Item 9A “Controls and Procedures” of the 2010 Form 10-K. As a smaller reporting company, the Company is not required to have auditor’s attestation reports at this time. However, should the Company be so required in the future, it can provide no assurance that the Company will be able to receive a positive attestation from its independent auditors. If significant deficiencies or material weaknesses in the Company’s internal controls are identified, the Company may not be able to remediate in a timely manner. In such case, investors and others may lose confidence in the reliability of the Company’s financial statements.

•	The Company’s holding company structure and Chinese accounting standards and regulations may limit the payment of dividends

The Company has no direct business operations other than ownership of its subsidiaries. While the Company has no current intention of paying dividends, should it decide in the future to do so, as a holding company, its ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from its operating subsidiaries and other holdings and investments. In addition, the Company’s operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to the Company, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of retained profits as determined in accordance with Chinese accounting standards and regulations. The Company’s subsidiaries in China are required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, the Company’s subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, the Company will be unable to pay any dividends.

•
The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange (SAFE) or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. The Company is reviewing the procedures for such SAFE registration.  If the Company or its Chinese domestic directors or employees fail to comply with these regulations, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

•	The Company only has a royalty-free license to use certain patents and technologies in its business.

The Company and its subsidiaries have licensed the right to use four patents and related technologies for nonwoven fabric manufacturing from its CEO, President and Director, Jianquan Li, on a royalty-free basis and the license of some of the patents and related technologies is provided under certain license agreements entered into between the Company and Jianquan Li in 2005 and 2007. If the licensor, Jianquan Li, unilaterally terminates or repudiates the license agreements, the Company’s business may be adversely affected as the Company may have to litigate or arbitrate to retain such license rights. Further, if any of such licensed patents and related technologies is challenged or infringed or any claim is made against it, the Company cannot defend or dispute such challenge or claim or take action to defend against such infringement directly and will need to rely on the licensor to do so.

•	The Company’s business could be subject to environmental liabilities.

The Company uses certain hazardous substances in its operations. Currently it does not anticipate any material adverse effect on its business, revenues or results of operations as a result of compliance with Chinese environmental laws and regulations. However, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

•
If the ultimate consumers of products of which the Company’s products are components or the assembling parts successfully assert product liability claims against the Company due to defects in such products, the Company operating results may suffer and its reputation may be harmed.

The Company’s products are applied in the manufacturing of other products. Significant property damage and personal injuries can result from defective products. If the Company’s products are not properly packaged or assembled or used in the manufacturing process of other products, and if property damage and personal injuries result from products of which the Company’s products are components or the assembling parts, the Company could be subject to claims for damages and its reputation will be damaged, regardless of whether such claims are successful.

RISKS RELATED TO THE COMPANY’S INDUSTRY

•
The Company may not be able to maintain or improve its competitive position because of strong competition in the medical dressing and medical disposable industry, and the Company expects this competition to continue to intensify

The medical dressing and medical disposable industry is highly competitive. The Company faces competition from medical dressing and medical disposable manufacturers around the world. Some of the Company’s international competitors are larger than the Company and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to the Company’s products and services and may be able to market their products more effectively than the Company can because they have significantly greater financial, technical and marketing resources than the Company does. They may also be able to devote greater resources than the Company to develop, promote and sell their products. Increased competition may force the Company to reduce its prices, resulting in fewer customer orders, and loss of market share. The Company cannot assure that it will be able to distinguish itself in a competitive market. To the extent that the Company is unable to compete against existing and future competitors successfully, the Company’s business, operating results and financial condition would face material adverse effects.

•	Cost containment measures that are prevalent in the healthcare industry may result in lower margins

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

•	The Company’s failure to comply with ongoing governmental regulations could impair its operations and reduce its market share

In China, medical sanitary materials and dressings, including medical gauzes, absorbent cottons, bandages and disposable surgical suits, are supervised as medical devices and are administered by the Department of Medical Device of State Drug Administration of China. The technology and specifications of these types of products must conform to and comply with Regulations for the Supervision and Administration of Medical Devices of China and the relevant Chinese laws and standards. In addition, since the Company sells its products in the international markets, its products are subject to regulations imposed by various governmental agencies in the markets where its products are sold. For example, the Company’s products exported to the United States must be listed with the FDA. Certain of the Company’s products exported to the U.S. require 510(k) clearance. All the Company’s products exported to European countries must have the CE certificate. The Company also needs a Certificate of Foreign Manufacture for the Japanese market. These layers of regulation cause delays in the distribution of the Company’s products and may require the Company to incur operating costs resulting from the need to obtain approvals and clearances from regulators. Although the Company believes that it has reached the applicable standards and obtained the required certificates in the markets mentioned above, however, the Company may not be able to fully comply with all the licensing/certification requirements in these markets in the future.

•	The Company’s margins are reduced when it sells its products to customers through a buying group

The Company believes that the use of buying groups by customers is becoming a trend in its industry. These buying groups aggregate the demand of several different customers and then buy products in bulk at lower prices than any of the customers would be able to obtain individually. The Company has only limited production capacity. This makes it difficult for the Company to meet the large demand from those buying groups which represent overseas customers in developed countries. A single order of one kind of product from a top 500 multinational buyer could require the full manufacturing capacity of one of the Company’s plants. Although the Company has expanded its manufacturing capacity, its capacity is still not large enough to meet the demands of these clients. As a result, the Company may lose business to competitors who have more manufacturing capacity than does the Company.

RISKS RELATED TO DOING BUSINESS IN CHINA

•	Changes in China’s political or economic situation could harm the Company and its operational results

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the Chinese government could change these economic reforms or any of the legal systems at any time. This creates uncertainty in the Company’s operations and profitability. Some examples are:

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

•	Future inflation in China may inhibit the Company’s business activities in China

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various austerity measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity, including the Company’s business activities, in China, and thereby harm the market for the Company’s products.

•	The Company’s business is largely subject to the uncertain legal environment in China and your ability to legally protect your investment could be limited

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, therefore their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the rights of foreign invested enterprises to hold licenses and permission such as requisite business licenses. In addition, all of the Company’s executive officers and its directors are residents of China and not of the United States, so all the assets of these persons are substantially located outside the United States. As a result, it could be difficult if not impossible, for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against the Company or any of these persons.

•	The Chinese government exerts substantial influence over the manner in which the Company must conduct its business activities

China has recently only permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The Company’s ability to operate in China may be harmed by changes in its economic policies and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. The Company believes that its operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on the Company’s part to ensure compliance with such regulations or interpretations.

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

•	Restrictions on currency exchange may limit the Company’s ability to receive and use its revenues effectively

The majority of the Company’s revenues are settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit the Company’s ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. The Company cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi in the future.

•	The value of the Company’s securities will be affected by the foreign exchange rate between other currencies and Renminbi

The value of the Company’s common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and other currencies that the Company’s sales may be denominated, such as Euro, British pound, Australian dollars, and etc. For example, to the extent that the Company needs to convert U.S. dollars into Renminbi for its operational needs and should the Renminbi appreciate against the U.S. dollar at that time, the Company’s financial position, the business of the Company, and the price of the Company’s common stock may be harmed. Conversely, if the Company decides to convert its Renminbi into U.S. dollars for the purpose of declaring dividends on its common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the Company’s retained earnings which are denominated in Renminbi would be reduced

•
Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for China resident shareholders owning shares in offshore companies may subject the Company’s China resident shareholders to personal liability and limit the Company’s ability to acquire Chinese companies or to inject capital into its operating subsidiaries in China, limit its subsidiaries’ ability to distribute profits to the Company, or otherwise materially and adversely affect the Company.

State Administration of Foreign Exchange, SAFE, issued a public notice in October 2005, “Circular 75,” requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident who is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To further clarify the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. The Company’s PRC resident beneficial owners may not have registered with the local SAFE branch as required under SAFE regulations. The failure or inability of these PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or the Company to fines, legal sanctions and restrictions described above.

•	Certain tax treatment that the Company presently enjoys in China is scheduled to expire over the next several years.

Some of the Company’s subsidiaries are entitled to certain preferential tax treatment which will expire in 2010, 2011 or 2012, as applicable. When such preferential tax treatment expires, the Company’s income tax expenses will increase, reducing its net income below what it would be if it continued to enjoy such preferential tax treatment.

RISKS RELATED TO THE MARKET FOR THE COMPANY’S STOCK

•	The Company is subject to penny stock regulations and restrictions

The SEC has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 7, 2010, the closing price for the Company’s common stock was $5.51. If the Company’s stock is a “penny stock,” it may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

•	The market price for the Company’s common stock has been and may be volatile.

The trading price of the Company’s common stock has and may continue to fluctuate widely in response to various factors, some of which are beyond the Company’s control. These factors include, in addition to the risk factors set forth in this Report and the risk factors incorporated by reference herein, the Company’s quarterly operating results or the operating results of other companies in the Company’s industry, announcements by the Company or its competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding the Company or its competitors. In addition, the stock market in general, and the market for companies based in China in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may materially affect the Company’s stock price, regardless of its operating results.

Further, the market for the Company’s common stock is limited and the Company cannot assure you that a larger market will ever be developed or maintained. The Company cannot predict what effect this limited market will have on the volume or trading price of its common stock. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce the Company’s market price due to the low volume of trading, which may in turn lower the volume of trading even more. As a result, these factors may make it more difficult or impossible for you to sell the Company’s common stock for a positive return on your investment.

•	Certain of the Company’s stockholders hold a significant percentage of the Company’s outstanding voting securities

Mr. Jianquan Li and his wife Ping Tse own approximately 74.68% of the Company’s outstanding voting securities as of December 8, 2010. As a result, they possess significant influence, giving them the ability, among other things, to elect a majority of the Company’s Board of Directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

•	Certain provisions of the Company’s Articles of Incorporation may make it more difficult for a third party to effect a change- in-control

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

All land in China is owned by the government. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. The Company currently has land use rights to approximately 888,938 square meters in various parts of China, with total book value of approximately $4,820,641. All fees for acquiring such land use rights have been paid off as of September 30, 2010. The Company also has approximately 264,961 squares meters of structure in China, with total book value of approximately $25,003,191. Approximately 295,188 square meters of the Company’s lands and 36,397 square meters of structure are subject to mortgages.

The following table summarizes main land the Company owned as of September 30, 2010.

Winner Medical Subsidiaries	Location	Land Size (Square Meters)	Net Book Value (in US $)
Winner Medical & Textile Ltd. Jingmen	Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province , China	40,542	40,567
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	564,742	2,475,223
Winner Medical & Textile Ltd. Yichang	No. 20 Jiangxia Avenue, Jiangkou Town, Zhijiang City, Hubei Province, China	24,448	105,324
Winner Medical & Textile Ltd. Chongyang	Qingshan Park, Chongyang County, Hubei Province, China	73,268	7,574
Winner Medical & Textile Ltd. Jiayu	No. 172 Phoenix Avenue, Yuyue Town, Jiayu County, Hubei Province, China	34,167	11,773
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	29,064	1,038,239
Hubei Winner Textiles Co., Ltd.	No. 47 South Road of Jianshe, Yuekou Town, Tianmen City, Hubei Province. China	122,707	1,141,941
Total		888,938	4,820,641

The following table summarizes the Company’s main structures it owned as of September 30, 2010.

Winner Medical Subsidiaries	Location	Structure Size (Square Meters)	Net Book Value (in US $)
Winner Medical & Textile Ltd. Jingmen	Te 1 Hangkong Road, Pailou Town, Jingmen City, Hubei Province , China	20,129	2,127,954
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	74,869	10,755,063
Winner Medical & Textile Ltd. Yichang	No. 20 Jiangxia Avenue, Jiangkou Town, Zhijiang City, Hubei Province, China	15,154	666,421
Winner Medical & Textile Ltd. Chongyang	Qingshan Park, Chongyang County, Hubei Province, China	44,586	3,101,624
Winner Medical & Textile Ltd. Jiayu	No. 172 Phoenix Avenue, Yuyue Town, Jiayu County, Hubei Province, China	20,700	1,120,540
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	36,626	4,668,711
Hubei Winner Textiles Co., Ltd.	No. 47 South Road of Jianshe, Yuekou Town, Tianmen City, Hubei Province. China	52,897	2,562,878
Total		264,961	25,003,191

The following table summarizes the Company’s properties that are subject to mortgages as of September 30, 2010.

Mortgagor/Borrower	Location	Mortgagee/Lender Bank	Land Subject to Mortgage （ sq. m ）	Structure Subject to Mortgage （ sq. m ）
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	China Merchants Bank, Shenzhen Branch	-	18,808
Winner Industries (Shenzhen) Co., Ltd.	Winner Industrial Park, Bulong Road, Longhua, Shenzhen City, Guangdong Province, China.	Shenzhen Industrial and Commercial Bank of China	-	17,589
Winner Medical (Huanggang) Co., Ltd.	Te 1, Chibi Avenue, Huanggang City, Hubei Province, China	Huanggang Industrial and Commercial Bank of China	295,188	-
Total			295,188	36,397

The Company entered into an agreement in 2005 with the local government agency of Huanggang to acquire 564,742 square meters, approximately 140 acres, of land which it plans to dedicate primarily to the construction of 100% cotton spunlace nonwoven fabric production facilities. The land use right certificate for 295,188 square meters, approximately 73 acres, of this land was issued to the Company in November 2005. The land use right certificate for 269,554 square meters, approximately 63 acres, of this land was issued to the Company in July 2007. As of September 30, 2010, the net book value of assets invested for this project is approximately $31.52 million, which includes $2.48 million in land, $10.75 million in facilities, $17.65 million in equipment and $0.64 million in other aspects of the project. Funds for this project were raised in the equity market and through bank loans.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted under the symbol “WWIN” on Nasdaq Global Market. The CUSIP number is 97476P204. Effective October 8, 2009, the Company migrated from the OTC Bulletin Board or OTCBB to the New York Stock Exchange AMEX, changing its symbol from “WMDG.OB.” to “WWIN.” Effective April 6, 2010, the Company migrated from the New York Stock Exchange AMEX to NASDAQ Global Market, under the same symbol of “WWIN.”

During 2005, the Company filed a request with NASD Regulation Inc. for clearance of quotations on the OTC Bulletin Board or OTCBB under Subsection (a)(5) of Rule 15c2-11 of the Securities Exchange Act of 1934. A clearance letter was issued to the Company on April 27, 2005 and the Company was issued a trading symbol “LVRC.OB.” As a result of a 1:1,500 reverse split of the Company’s common stock that became effective on October 26, 2005, the Company’s trading symbol on the OTC Bulletin Board was changed from “LVRC.OB” to “LVGC.OB.” On March 6, 2006, in connection with the Company’s name change from Las Vegas Resorts Corporation to Winner Medical Group Inc., the Company’s trading symbol was changed from “LVGC.OB” to “WMDG.OB.” As a result of a 1-for-2 reverse stock split of the Company’s common stock that became effective on October 6, 2009, the Company’s trading symbol changed from “WMDG.OB” to “WWIN.OB.” Effective on October 8, 2009, the Company’s trading symbol changed from “WWIN.OB” to “WWIN” as a result of its common stocks having been traded on New York Stock Exchange AMEX. Effective April 6, 2010, the Company migrated from the New York Stock Exchange AMEX to NASDAQ Global Market, under the same symbol of “WWIN.”

On April 30 and May 19, 2010, the Company completed a public offering of 1,587,000 shares of common stock at a price of $6.10 per share. Following this public offering, the total outstanding and issued shares were approximately 23,950,740 shares. On October 7, 2010, under the 2008-2009 Restricted Stock Unit Incentive Plan, the Company vested 179,507 units of restricted stock to eligible participants. Following the issuance of the restricted stock, the total outstanding and issued shares were 24,130,247 shares.

Stock Price Comparisons (NASDAQ composite transactions)

The following table sets forth, for the periods indicated, the high and low close prices for the Company’s common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company’s fiscal year ended is on September 30.

(Per share amounts in US Dollars)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 High	7.4	7.6	7.3	6.4
2010 Low	4.2	5.8	5.3	4.4
2009 High	2.0	2.0	2.8	4.9
2009 Low	0.4	0.8	1.4	2.4

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

Approximate Number of Holders of the Company’s Common Stock

On September 30, 2010, there were approximately 1,421 stockholders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of September 30, 2010, with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	766,000 [1]	$0.00	1,734,000
Equity compensation plans not approved by stockholders	0	$0.00	0
Total	766,000	$0.00	1,734,000

[1] On October 7, 2007 the Company adopted the 2006 Amended and Restated Restricted Stock Unit Incentive Plan, whereby the Board was authorized to issue up to 2,500,000 shares of common stock (including incentive stock options), which reflected 1-for-2 reverse stock split, to certain employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent, subsidiary or affiliate of the Company. As of September 30, 2010, 766,000 stock units have been granted under the plan, but none had vested. As such, there was no exercise price for these stock units at that time. On October 7, 2010, under the 2008-2009 Restricted Stock Unit Incentive Plan, a sub-plan of the 2006 Amended and Restated Restricted Stock Unit Incentive Plan, the Company vested 179,507 units of restricted stock, which reflected 1-for-2 reverse stock split to its 95 eligible participants who were employees of the Company and the Company’s senior management and key employees as designated by the Company’s Chief Executive Officer under authority of the Company’s Board of Directors.

Recent Sales of Unregistered Securities

The Company has not sold any equity securities during the fiscal year ended September 30, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. Selected Financial Data

The selected consolidated statement of income and comprehensive income data for the years ended September 30, 2010 and 2009 and the selected balance sheet data as of September 30, 2010, and 2009 are derived from the Company’s audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data for the year ended September 30, 2008, 2007 and 2006 are derived from the Company’s audited consolidated financial statements not included in this Report, and the selected balance sheet data as of September 30, 2008, 2007 and 2006 is derived from the Company’s audited consolidated financial statements not included in this Report.

The following selected historical financial information should be read in conjunction with the Company’s consolidated financial statements and related notes and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended September 30,
	2006	2007	2008	2009	2010
Statement of operations data:
Sales Revenues:	$63,873,058	$70,280,960	$85,505,762	$98,385,603	$115,030,651

Cost of Sales	46,335,354	52,869,597	64,086,581	70,444,383	80,473,292

Gross profit	17,537,704	17,411,363	21,419,181	27,941,220	34,557,359

Expenses:
Administrative expenses	5,645,380	5,535,369	8,138,438	10,721,020	10,881,462
Amortization and depreciation	726,816	663,095	1,106,572	1,774,893	1,358,098
Other operating expenses	4,892,775	4,858,607	6,945,890	8,715,421	9,541,312
Provision for doubtful debt	25,789	13,667	85,976	230,706	(17,948)
Selling expenses	5,689,626	6,423,815	6,299,101	6,153,111	9,489,488

Total expenses	11,335,006	11,959,184	14,437,539	16,874,131	20,370,950

Income before taxes	6,326,690	5,662,391	5,563,166	11,421,176	14,664,295
Income taxes	516,635	-15,015	591,118	2,358,093	1,666,933

Net income attributable to Winner Medical Group Inc.	5,829,294	5,624,854	5,066,295	9,128,574	13,090,498

Pre-tax Income per common share	$0.27	$0.25	$0.23	$0.51	$0.64

Earnings per share — basic	$0.27	$0.25	$0.23	$0.41	$0.57

— diluted	$0.27	$0.25	$0.23	$0.41	$0.56

Weighted average number of shares outstanding — basic	21,526,695	22,338,675	22,363,675	22,363,675	23,014,065
—diluted	21,530,862	22,338,675	22,510,962	22,403,237	23,383,532

Cash dividend declared per common share	-	-	-	-	-

Cash flows data:
Net cash flows provided by/used in operating activities	$10,272,612	$7,662,424	$9,644,401	$14,688,351	$12,653,828
Net cash flows provided by/used in investing activities	-13,676,919	-12,246,855	-11,084,844	-3,281,369	-9,401,100
Net cash flows provided by/used in financing activities	5,046,022	6,295,377	958,553	-8,426,513	1,962,602

	September 30,
	2006	2007	2008	2009	2010
Balance sheet data:
Cash and cash equivalents	$4,319,579	$6,377,488	$6,462,505	$9,493,026	$14,818,179
Working capital	15,285,070	12,379,247	12,370,246	23,023,033	42,575,107
Total assets	67,171,711	85,121,335	101,918,091	100,936,009	118,975,995

Total current liabilities	14,735,036	24,085,690	28,966,069	18,679,691	13,036,125
Total long term liabilities	21,707	22,857	41,965	41,899	42,699
Total liabilities	14,756,743	24,108,547	29,008,034	18,721,590	13,078,824

Total stockholders’ equity	52,265,472	60,821,657	72,761,751	82,131,604	105,796,972

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. The Company’s financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

The Company’s business operations consist of the manufacturing and marketing, researching and developing of cotton-base medical dressings and medical disposables, as well as consumer products. The Company has ten wholly-owned operating subsidiaries and three joint ventures, all located in China. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical dressings and medical disposables, which consist of medical care and wound care, as well as PurCotton® products, spunlace, natural cotton nonwoven products. The Company manufactures its products in China and sells its medical dressings and medical disposables both in China and abroad, with Europe, the United States and Japan serving as the top three markets, and sells its PurCotton jumbo rolls in both China and abroad, while it sells PurCotton finished consumer products mainly in China.

The Company’s Business Operations

Winner Medical’s present business operations commenced February 1991 and involve the manufacture and marketing of its products primarily out of its facilities in China. The Company generates revenue through domestic (China) and foreign sales of a variety of medical dressings and medical disposables, which include medical care and wound care, such as gauze, wound dressings, disposable drapes, surgical gowns, face masks, cotton balls, etc. and a non-woven fabric made from 100% natural cotton products, that is, PurCotton® products, which consist of dry and wet tissues, beauty pads, baby wears, cleansing wipes, etc.

The Company has integrated manufacturing lines that provides its clients with the ability to procure certain products from a single supplier. In the developed countries, the Company provides its customers with its specialized design, manufacturing and packaging services. When the Company works on this basis, its clients are able to select the design, size, type and scale of the products the Company manufactures for them. The Company sells its own Winner® medical brand products in developing countries and regions including China, the Middle East, South America, Africa, and Southeast Asia.

The Company builds its PurCotton® finished products by its own marketing and sales efforts in the Chinese marketplace. Each store contains four types of PurCotton branded personal products and healthcare supplies. The main distribution channels are chain stores (PurCotton stores), on-line sales and wholesale to large customers. However, these distribution channels will require higher levels of capital expenditure, such as for inventory, rent, deposits and salary for sales forces, than the Company’s medical business. As such, the Company may be less profitable over the next few years, as this is a new business model and requires a significant level of start-up investment.

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

The Company estimates that China’s local market demand for medical dressings and medical disposables will continue to grow. This presents a significant opportunity for the Company. The Company is developing a distribution network to capture opportunities in China, mainly through local distributors, drugstore chains, and direct sales to hospitals. In order to better develop this market, certain employees have been placed in charge of communicating with local distributors in some major cities, such as Guangzhou, Fuzhou, Chengdu, Chongqing, Wuhan, Fuzhou, Shanghai, Beijing and Shenyang. The Company also directly sells to hospitals in Hong Kong.

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

The Company encounters significant competition within China and throughout the world. Some of the Company’s competitors have greater financial resources, additional human resources, and more established market recognition in both domestic and international markets. The Company believes that its China-based competitors have lower labor costs, but their products often lack diversity. With respect to the Company’s competitors located outside China, it believes competitors in India generally utilize older equipment to manufacture their products, resulting in lower product quality. The Company’s competition in Europe and North and South America may have a geographic advantage in the EU and U.S. markets, however, the Company believes they are generally manufacturing on a smaller scale, have less product diversity and higher production costs.

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

Chinese government actions in favor of the Company

•
Chinese Medical Reform. The Chinese government’s announced RMB 850 billion healthcares spending in the following three years to reform the healthcare system will greatly improve the accessibility to and desire for medical care. The Chinese government’s increased spending in the medical devices sector is a driving force of the Company’s future development.

•
Increased Government Subsidies. The Chinese government increased the subsidies to private enterprises to stimulate innovation, research and development, brand promotion and management improvement. The Company has already received and expects to receive some of these government subsidies.

•
VAT Tax Reform. The Chinese government reformed its policy on Value Added Taxes, VAT, for purchased machinery. Starting January 1, 2009, the 17% input VAT for machinery is eligible for a reimbursement. This new policy will reduce the Company’s cost on equipment technical improvements and purchase of machineries.

•
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

Results of Operations

Comparison for the Year Ended September 30, 2010 and 2009

The following sets forth certain of the Company’s income statement information for the years ended September 30, 2010 and 2009.

(All amounts, other than percentages, in thousand of U.S. dollars)

	YEAR ENDED 9/30/10		YEAR ENDED 9/30/09
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$115,031	100.00%	$98,386	100.00%	$16,645	16.92%
Costs of Goods Sold	$80,473	69.96%	$70,444	71.60%	$10,029	14.24%
Gross profit	$34,557	30.04%	$27,941	28.40%	$6,616	23.68%
Other Operating Income, Net *	$766	0.67%	$1,411	1.43%	$-645	-45.71%
Exchange Difference, Net	$493	0.43%	$1,055	1.07%	$-562	-53.27%
Selling, general and administrative expenses	$20,371	17.71%	$16,874	17.15%	$3,497	20.72%
Interest Expense	$129	0.11%	$459	0.47%	$-330	-71.90%
Interest Income	$98	0.09%	$69	0.07%	$29	42.03%
Investment yields	$236	0.21%	$388	0.39%	$-152	-39.18%
Income tax	$1,667	1.45%	$2,358	2.39%	$-691	-29.30%
Non-controlling interests	$93	0.08%	$65	0.07%	$28	43.08%
Net income attributable to Winner Medical Group Inc.	$13,090	11.38%	$9,129	9.28%	$3,961	43.39%

*Note: Other operating income, net mainly consists of government subsidies and sales of leftover materials.

Product Information

Winner Medical is a diversified manufacturer and marketer of cotton-base medical dressings and medical disposables, as well as consumer products. In fiscal year ended September 30, 2010, the Company’s operations were conducted in two operating segments by products. The Company’s operating decisions, on-site management, internal reporting and performance assessments are conducted within each of the following two identified product segments:

•	Medical Products (Medical Care and Wound Care)
•	PurCotton® products

The following table illustrates the operating results for each product types for the years ended September 30, 2010 and 2009.
(All amounts, other than percentages, in thousand of U.S. dollars)

	Medical Products		PurCotton® Products		Consolidated
Item	2010	2009	2010	2009	2010	2009
Revenue	$104,903	92,917	$10,128	5,468	$115,031	98,386
Gross Profit	$31,146	26,490	$3,411	1,452	$34,557	27,941
Gross Margin	29.69%	28.51%	33.68%	26.55%	30.04%	28.40%
Income (Loss) from Operations Before Taxes	14,081	11,486	583	-65	14,664	11,421
Net Income attributable to Winner Medical Group Inc.	12,291	8,931	799	198	13,090	9,129
Profit Margin	11.72%	9.61%	7.89%	3.62%	11.38%	9.28%

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the years ended September 30, 2010 and 2009. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Regions for the years ended September 30, 2010 and 2009
(All amounts, other than percentages, in thousand of U.S. dollars)

	Year Ended on 9/30/10 in Thousand	As a Percentage of Total Revenues	Year Ended on 9/30/09 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change
Europe	42,278	36.75%	39,599	40.25%	2,679	6.77%
Britain	11,531	10.02%	10,761	10.94%	770	7.15%
Others	30,747	26.73%	28,838	29.31%	1,909	6.62%
North and South America	24,480	21.28%	18,824	19.13%	5,656	30.05%
U.S.A	20,084	17.46%	15,501	15.76%	4,583	29.56%
Others	4,396	3.82%	3,323	3.38%	1,073	32.29%
China*	22,308	19.39%	16,602	16.87%	5,706	34.37%
Japan	18,226	15.84%	17,607	17.90%	619	3.52%
Others	7,739	6.73%	5,753	5.85%	1,986	34.52%
Total	115,031	100.00%	98,386	100.00%	16,645	16.92%

*Note: Sales to Chinese market include medical sales to hospitals and chain drug stores, as well as PurCotton wholesale and retail businesses.

Sales Revenue

Sales revenue increased by approximately $16,645,000, or 16.92%, to approximately $115,031,000 for the fiscal year ended September 30, 2010 from approximately $98,386,000 for the fiscal year ended September 30, 2009. This increase was mainly attributable to increased sales orders from existing North and South American customers, and a slight increase from customers in European countries, as well as increased PurCotton® product sales from customers in China.

The net sales to customers in North and South America were approximately $24,480,000 for the year ended September 30, 2010, an increase of 30.05% compared to approximately $18,824,000 during the same period of 2009. Winner Medical has captured additional sales revenue through supplying products directly to several large companies in developed countries, which want to reduce their production cost. The Company has been gradually shifting its customer base to those larger companies in developed countries, particularly clients in the United States that outsource their production to the Company, and expects continued revenue growth in the future along those lines. Net sales to Europe grew approximately 6.77% versus the fiscal year 2009. Orders in Europe slightly increased as the debt crisis hit and clients located in Greece and Spain in particular postponed or cancelled orders. However, the Company maintained strong revenue growth from customers in Britain, Sweden and Germany.

Revenue from PurCotton® products increased by approximately $4,660,000 or 85.22%, to approximately $10,128,000 for the fiscal year ended September 30, 2010 from approximately $5,468,000 for the fiscal year ended September 30, 2009. PurCotton sales include wholesale to customers in China and Japan as jumbo rolls and finished medical products to hospitals, as well as retail to customers in China, which distribution channels include chain stores and online sales. The sale of PurCotton jumbo rolls and finished medical products to clients was $9,262,000, an increase of 69.38%, compared to $5,468,000 for the year ended September 30, 2009. The retail of PurCotton® products was $866,000, compared $Nil in the fiscal year 2009. The Company opened its first chain store on December 31, 2009.

The Company opened its first PurCotton store on December 31, 2009. As of December 8, 2010, the Company has 23 stores in major cities in Guangdong Province, including Shenzhen where the corporate headquarters are located. PurCotton stores are primarily located in downtown shopping malls. The stores range in size from 160 to 650 square feet. In order to build a healthy and sustainable retail business, the Company was slowing down the pace of chain stores opening during the third quarter. After a quarter’s careful evaluation on store location and size, product packaging and pricing, brand image, customer service and marketing, the Company has clearer operating and financial metrics. The Company started opening new stores in Guangzhou and other main cities in Guangdong province. In July 2010, the Company opened its first online PurCotton® store http://purcotton.mall.taobao.com, featuring its entire array of products on Taobao.com, the largest online trading platform in China. This is the Company’s first initiative to establish PurCotton B2C online stores in order to address the consumers’ evolving shopping preferences. In September 2010, the Company also built its own B2C trading website, www.purcotton.com, which is co-branded through its retail stores.

Cotton is the core component of the Company’s raw material, and its average purchasing price increased to approximately $2,117 per ton during the fiscal year 2010 from $1,531 per ton during the fiscal year 2009, an increase of approximately 38.28%. Under these pressures, the Company was increasing its selling prices to its customers to pass along raw material cost increases. However, the speed and range of the raw material cost increase was dramatic, while the Company’s customers took time to absorb the increase in the selling price and to deplete their inventories. This resulted in customers in China and Japan postponing orders. Meanwhile, net sales to Europe grew approximately 6.77% versus fiscal year 2009. Orders in Europe slowed for the entire industry as the debt crisis hit and customers located in Greece and Spain in particular postponed or cancelled orders.

Cost of Goods Sold

The Company’s cost of goods sold increased by $10,029,000, to $80,473,000, for the year ended September 30, 2010, from $70,444,000 for the year ended September 30, 2009. The costs of sales as a percentage of net revenues were 69.96% and 71.60% for the year ended September 30, 2010 and 2009, respectively. The decrease as percentage of revenue was mainly attributable to the improvement of the Company’s cost control and lean production management.

Gross Profits

The Company’s gross profit increased by $6,616,000 to $34,557,000 for the year ended September 30, 2010, from $27,941,000 for the year ended September 30, 2009. Gross profit as a percentage of net revenues was 30.04% for the year ended September 30, 2010, which increased compared with 28.40% for the year ended September 30, 2009.

The Company maintained higher gross margins than in fiscal year 2009, primarily as a result of an increase in its selling price to match the increasing cost of cotton. Cotton is the core component of the Company’s raw material. As a result, the Company signed long term contracts with its raw material suppliers and purchased cotton futures contracts in the China futures exchange market, as a way to hedge against some of the volatility in the cost of cotton. Its average pre-tax purchasing price increased to approximately $2,117 per ton during fiscal year 2010, from $1,531 per ton during fiscal year 2009, an increase of approximately 38.28%.

At the same time, the PurCotton retail business started on December 31, 2009, with a gross margin that is higher than the wholesale business. The gross margin for the PurCotton business was 33.68% in fiscal year 2010, compared with 26.55% in the same period last year.

Other Operating Income, Net

The Company’s other operating income, net, for the year ended September 30, 2010, decreased $645,000 to $766,000, from $1,411,000 for the year ended September 30, 2009. Other operating income, net mainly consists of sales of leftover materials and government subsidies, which are financial incentives awarded by the PRC local government to the Company. The decrease was mainly due to the decreased sales of leftover materials and government subsidies.

Exchange Difference, Net

The Company’s exchange difference, net, for the year ended September 30, 2010, decreased $562,000 to $493,000, from $1,055,000 for the year ended September 30, 2009. The decrease was mainly due to the RMB being relatively stable against the U.S. Dollar for the year ended September 30, 2010 compared with the same period last year. During fiscal years 2010 and 2009, the average exchange rates of RMB against US Dollar were 6.7651 and 6.8237 respectively; the appreciation of RMB against U.S. Dollar was 0.86%. The Company estimates that the exchange rate of RMB against the U.S. Dollar will continue to appreciate in the future. In order to minimize the currency exchange rate risk, the Company is (1) reinforcing and expanding its businesses in the China market, (2) inserting clauses on contracts that the selling price is subject to the fluctuation of currency and the price of raw materials, and (3) entering into several foreign currency forward contracts with a commercial bank to hedge future trade receipts in US Dollars against RMB. As of September 30, 2010, the total outstanding foreign currency forward contracts amounted to $78,000,000, comprised of $39,000,000 for the purchasing US dollars and $39,000,000 for the sale of US dollars, which is intended to provide some degree of hedge against currency fluctuations.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased $3,497,000 to $20,371,000 for the year ended September 30, 2010 from $16,874,000 for the year ended September 30, 2009. As a percentage of net revenues, the Company’s selling, general and administrative expenses slightly increased to 17.71% for the year ended September 30, 2010 from 17.15% for the year ended September 30, 2009. The increase of selling, general and administrative expenses was primarily due to the increase of transportation expense, salary and insurance fee, as well as leasing fee compared with the same period last year. The increase in selling expenses was primarily because of (1) an increase in transportation expenses, (2) a growth of salary and social insurance fees, and (3) an increase in leasing fees.

The transportation expenses increased approximately $1,345,000 when compared with the same period last year. The Company’s transportation expenses include China and export transportation fees. The Company’s transportation expenses within China were $1,170,000, 1.02% of total sales, and $1,051,000, 1.07% of total sales, for the year ended September 30, 2010 and 2009, respectively. The Company’s transportation expenses for export sales were $3,327,000, 2.89% of total sales, and $2,101,000, 2.14% of total sales, in the year ended September 30, 2010 and 2009, respectively. The rise was mainly due to a higher cost of maritime transport as a result of a higher petrol price in fiscal year 2010.

The Company increased the compensation of its sales personnel and administrative staff, as well as social insurance fee by $1,871,000, or 48.83% during the year ended September 30, 2010, when compared with the same period last year. This increase was primarily due to a $395,000, or 131.67% increase in stock incentive plans for employees and $489,000 increase in PurCotton retail staff cost, as well as $396,000 increase in social insurance in fiscal year 2010 compared with the same period last year.

The leasing fee for the Company increased by $411,000 during the year ended September 30, 2010 compared with the same period last year. The increase was mainly attributable to the opening of PurCotton chain stores compared with the same period last year.

Interest Expenses

Interest expenses decreased to approximately $129,000, 0.11% of total revenue, for the year ended September 30, 2010, as compared to approximately $459,000, 0.47% of total revenue, for the same period of 2009, a decrease of approximately $330,000, or 71.90%. The Company’s interest expense relates to bank loans that are primarily used to maintain daily operations. The percentage decrease of interest expense was mainly due to a decrease in the Company’s comparatively low average outstanding balance of bank loans.

Income taxes

The Company’s income tax provision for fiscal year ended September 30, 2010 was $1,667,000 as compared to $2,358,000 for the year ended September 30, 2009 which is a decrease of $691,000. Income tax as a percentage of income before income taxes was 11.37% for year ended September 30, 2010, compared with 20.65% for the same period of last year. The percentage decrease of income tax is mainly due to (1) an accrued tax provision of $601,000 for the dividend distributed to Winner medical group from Shenzhen Winner for $6,010,000 for the year ended September 30, 2009. However, there was no such income tax provision for the year ended September 30, 2010, and (2) a tax loss of $204,000 recognized for the year ended September 30, 2010 for Shenzhen PurCotton Technology Co., Ltd., or “Shenzhen PurCotton,” a wholly-owned subsidiary, which was established on December 7, 2009.

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

The EIT Law gives existing foreign investment enterprises a five-year grandfather period, during which they can continue to enjoy their existing preferential tax treatment. For foreign investment enterprises that currently enjoy full exemption from PRC enterprise income tax for two years starting from the first profit-making year, which is followed by a 50% tax exemption for the next three years, the tax holidays are still valid. The tax rates applicable to the Company’s PRC subsidiaries are as follows:

	Calendar Year Ending December 31
	2009	2010	2011	2012	2013
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical(Huanggang) Co., Ltd.	0%	12.5%	12.5%	12.5%	25%
Winner Medical & Textile Ltd. Chongyang	12.5%	12.5%	25%	25%	25%
Hubei Winner Textile Co., Ltd	12.5% to 25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	12.5%	12.5%	25%	25%
Winner Industries (Shenzhen) Co., Ltd.	15%	15%	15%	25%	25%
Shenzhen PurCotton Technology Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Technology Co., Ltd	N/A	25%	25%	25%	25%

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei,” merged with Winner Medical & Textile Ltd., Tianmen, “Winner Tianmen.” Income from Winner Hubei and Winner Tianmen were separately reported to the local tax office to reflect the different tax incentive status enjoyed by both entities. The applicable income tax rates for Winner Hubei and Winner Tianmen was 12.5% and 25%, respectively, for the calendar year 2009, and was 25% for both entities starting from January 1, 2010.

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., "Winner Shenzhen,” obtained the High and New Technology Enterprise Certificate granted by the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the year end of 2011. The applicable income tax rate for Winner Shenzhen was 15% for the calendar years ending December 31, 2010 and 2009. For the calendar years 2012 and 2013, the tax rate will be subject to whether Winner Shenzhen can obtain the High and New technology Enterprise Certificate status.

Winner Medical (Hong Kong) Limited was incorporated in January 2008, and its applicable statutory tax rate for each of the years ended September 30, 2010 and 2009 was 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the year ended September 30, 2010 and 2009. The enterprise income tax of US is 34%.

On December 7, 2009, a wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd., “Shenzhen PurCotton,” was established. The applicable income tax rate for Shenzhen PurCotton is 25% for the calendar year ending December 31, 2010.

On September 1, 2010, a wholly-owned subsidiary, Beijing PurCotton Technology Co., Ltd., “Beijing PurCotton,” was established. The applicable income tax rate for Beijing PurCotton was 25% for the calendar year ending December 31, 2010.

Non-controlling interest

The Company’s financial statements reflect an adjustment to its consolidated group net income equal to $93,000 and $65,000 in the fiscal years 2010 and 2009, respectively, reflecting third party non-controlling interests in 40% in Winner Medical (Hong Kong) Limited and 40% in Shanghai Winner Medical Apparatus Co., Ltd., held by the non-controlling interests before September 13, 2010. On September 13, 2010, the Company’s wholly-owned subsidiary, Winner Industries (Shenzhen) Co., Ltd. purchased 40% of Shanghai Winner Medical Apparatus Co., Ltd. from the third party.

Net income attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. increased to approximately $13,090,000 for the year ended September 30, 2010, as compared to approximately $9,129,000 for the same period of 2009, an increase of approximately $3,961,000, or approximately 43.39%. Net income as a percentage of sales revenue was 11.38% for the year ended September 30, 2010, compared with 9.28% for the same period of last year. The Company increased its selling price in conjunction with the rising cotton price. At the same time, the Company adopted lean production management to reduce manufacture unit cost and improve production efficiency.

However, given the increased volume of protective products sold as a result of H1N1 in the first quarter of 2010, and the high gross margin for those sales, the Company expects that the net income for the first quarter of 2011 may slightly decrease in comparison to the same period of 2010.

Foreign Currency Translation Difference

The Company incurred a gain in foreign currency translation, equal to a gain of $1,584,000 and a loss of $59,000 in the years ended September 30, 2010 and 2009, respectively. On July 21, 2005, China reformed its foreign currency exchange policy to adopt floating RMB exchange rates. On September 30, 2010 and 2009, the exchange rates of RMB against US dollar were 6.7011 and 6.8290 respectively; the RMB appreciation was 1.87%. As a result, the Company implemented different exchange rates in translating RMB into U.S. dollar in its financial statements for the years ended September 30, 2010 and 2009. The exchange rates of RMB against US Dollar were 6.7011, 6.8290 and 6.8183 for the years ended September 30, 2010, 2009 and 2008, respectively. The exchange rate of Hong Kong Dollar and the US Dollar were 7.7605, 7.7502 and 7.7787 for the years ended September 30, 2010, 2009 and 2008, respectively.

Inventory turnover

The Company’s inventory increased to approximately $15,945,000 as of September 30, 2010, as compared with approximately $14,933,000 as of September 30, 2009, an increase of approximately $1,012,000, or 6.78%. Raw material, backlog and finished products account for 31.40%, 31.13 % and 34.47% of inventory in fiscal year 2010, respectively. The Company’s inventory turnover was 5.06 and 4.52 times for the year ended September 30, 2010 and 2009, respectively. The increase of inventory turnover was mainly attributable to the Company’s using SAP ERP systems to assist management to steer and control its stocked goods data. In addition, in order to improve and supervise its product quality, the Company controls a wider range of production chains from raw materials to finished products.

Accounts receivable collection period

Accounts receivable increased to approximately $15,672,000 as of September 30, 2010, compared to approximately $13,148,000 as of September 30, 2009, an increase of approximately $2,524,000, or 19.20%. The Company’s average accounts receivable collection period was 44.23 days and 44.97 days for the year ended September 30, 2010 and 2009, respectively. The Company’s ability to maintain a relatively stable accounts receivable collection period was mainly benefited from the Company’s adopting SAP ERP systems to assist management in evaluating and monitoring each individual client receivable status so as to minimize past due situations. In order to reduce loss on bad debts, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective April 15, 2010, and will be automatically renewed subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is $2 million.

The account receivable collection age as of September 30, 2010 is illustrated as follows:

(All amounts, other than percentages, in thousand of U.S. Dollars)

Periods	Amount in Thousand	As a Percentage

Less than or equal to 3 months	$15,496	98.87%

3 to 6 months	$130	0.83%

6 to 12 months	$23	0.15%

1 to 3 years	$23	0.15%

Total	$15,672	100.00%

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash and cash equivalents of approximately $14,818,000.

Cash Flow
(in Thousand US$)

	Years Ended September 30,
	2010	2009

Net cash provided by operating activities	12,654	14,688
Net cash used in investing activities	(9,401)	(3,281)
Net cash (used in) provided by financing activities	1,963	(8,427)
Effect of exchange rate changes on cash balance	110	50
Net increase in cash and cash equivalents	5,325	3,031
Cash and cash equivalents at the beginning of year	9,493	6,463
Cash and cash equivalents at the end of year	14,818	9,493

Operating Activities:

Net cash provided by operating activities was $12,654,000 for the year ended September 30, 2010 which is a decrease of $2,034,000 from the $14,688,000 net cash provided by operating activities for the same period in 2009. Due to improvements in its sales, the Company experienced increases of approximately $3,934,000 in net profit. However, this increase was offset by the approximately $4,154,000 payment for prepaid expenses and other current assets during the year ended September 30, 2010, compared to the same period last year. The increase of prepaid expenses and other current assets is due to the Company’s need to have a prepaid deposit on cotton purchases, so as to lock cotton prices in at relative lower prices, and deposits paid for its PurCotton chain stores.

Investing Activities:

The Company’s main uses of cash for investing activities are payments to the acquisition of property, plant and equipment.

Net cash used in investing activities for the year ended September 30, 2010 was $9,401,000, an increase of $6,120,000 from net cash used in investing activities of $3,281,000 in the same period of 2009. This was mainly due to (1) an increase of $3,286,000 for purchases of and deposits on property, plant and equipment, which were primarily for raw material and finished manufacturing lines for the production of PurCotton, construction of a storage room and decoration of PurCotton stores, and (2) a net increase of $1,455,000 on held-to-maturity investments, which was mainly from the purchase of short-term investment items from banks.

Financing Activities:

The Company’s main net cash provided by financing activities is driven from fund raising in the secondary market and bank loan.

Net cash provided by financing activities for the year ended September 30, 2010 totaled $1,963,000, an increase of $10,390,000 from net cash used in financing activities of $8,427,000 in the same period of 2009. Such dramatic growth of cash provided by financing activities was mainly attributable to (1) the public offering in April and May, 2010, with aggregated net proceeds approximately $8,793,000, compared with no fund raising from the secondary market in the same period last year, and (2) a net decrease of $19,731,000 repayment of bank borrowing in the same period of 2009.

The Company’s debt to asset ratio was approximately 10.99% as of September 30, 2010. The Company plans to maintain its debt to asset ratio below 40%. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans.

As of September 30, 2010, the Company has no loans with any banks.

The Company’s subsidiaries in Shenzhen and Huang Gang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China, and Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

As of September 30, 2010, the Company had approximately $25.87 million bank credit facilities available from three commercial banks, and excluding the $1.80 million letter of credit as of September 30, 2010, there are $24.07 million unused bank credit facilities, consisting of approximately $7.16 million from Shenzhen Branch of China Merchants Bank, approximately $11.94 million from Shenzhen Branch of the Industrial and Commercial Bank of China, and approximately $4.97 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by the Company’s real estate and other assets. These revolving lines of credit allow the Company to renew short-term loans when due, and the banks re-evaluate the Company’s credit line annually. These bank credits enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

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

☐
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

☐
Inventories –Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

☐
Trade accounts receivable –Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

☐
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

☐
Valuation of long-lived assets – The Company evaluates all of its long-lived assets for impairment in accordance with the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the impairment of fixed assets on an annual basis or whenever events or changes in circumstances indicate that the fair value or future discounted cash flows of these assets is less than the carrying value. Should events indicate that any of the Company’s long-lived assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value, or the difference between the carrying value and future discounted cash flows of the impaired assets, and recorded in earnings during the period of such impairment.

☐
Derivatives – The Company does not use derivative for speculative purpose, nor does it hold or issue leveraged derivative. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank.

☐
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

New Accounting Policies

The FASB issued SFAS No. 123: “Accounting for Stock-Based Compensation ,” in October 1995, and SFAS No. 123 (revised 2004) : “Share-Based Payment ,” in December 2004, which is codified as ASC 718. ASC 718 requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. Compensation expense is recognized for those awards that are expected to vest, which the Company estimates based upon historical forfeitures. The Company has adopted ASC 718, and has recorded stock-based compensation expense of $695,758 and $300,433 for the years ended September 30, 2010 and 2009.

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R),” which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46I, “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Seasonality

The Company’s operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

(a)	The financial statements required by this item begin on page F-1 hereof.

(b)	Selected quarterly financial data for the past two fiscal years appears in the following table:

	Quarterly Results of Operations (Unaudited)
	Quarterly Ended
	12/31/2009	12/31/2008	3/31/2010	3/31/2009	6/30/2010	6/30/2009	9/30/2010	9/30/2009
Net Sales	$29,786,805	$25,730,274	$26,074,926	$20,627,146	$30,926,912	$24,357,878	$28,242,008	$27,670,305
Gross Profit	9,431,847	6,603,396	7,356,185	5,801,884	8,932,961	7,181,749	8,836,366	8,354,191
Income from operations	4,524,211	1,744,822	3,209,082	2,098,736	3,648,042	3,724,922	3,077,924	3,854,796
Net Income attributable to Winner Medical Group Inc.	3,920,712	1,474,884	2,676,538	1,644,289	3,373,937	3,063,652	3,119,311	2,945,749
Earnings Per Share -basic	$0.18	$0.07	$0.12	$0.07	$0.14	$0.14	$0.13	$0.13
- diluted	$0.17	$0.07	$0.12	$0.07	$0.14	$0.14	$0.13	$0.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure -

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

The Company’s management has assessed the effectiveness of its internal control over financial reporting as of September 30, 2010. In making its assessment, management used the criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Tread way Commission, or COSO.

The Company’s management assessment is that, as of September 30, 2010, its internal control over financial reporting was effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth the name and position of each of the Company’s current executive officers and directors.

Name	Age	Position
Jianquan Li	55	Chief Executive Officer and President, and Chairman of the Board of Directors
Xiuyuan Fang	42	Chief Financial Officer, Vice President, Treasurer and Director
Larry Goldman	54	Director
Lawrence Xiaoxia Pan*	49	Director
Dr. Horngjon Shieh	50	Director
Nianfu Huo	58	Senior Vice President and Chairman of Supervisory Board of Winner Group Limited

*Notes: On January 14, 2010, the Board of the Company received a resignation letter from Richard Goodner, who was a member of the Audit Committee and the Compensation Committee, and Chairman of the Governance and Nominating Committee of the Company. On the same day, the Board appointed Lawrence Xiao Xia Pan as a director of the Company to replace Richard Goodner, serving a member of the Audit Committee and the Compensation Committee, and as the Chairman of the Governance and Nominating Committee of the Company.

The following is a summary of the biographical information of our directors and officers.

JIANQUAN LI. Mr. Li has served as the Company’s Chief Executive Officer, President and director since December 16, 2005. Mr. Li is the founder of Winner Group and has served as its Chairman and CEO since its subsidiary companies’ formation in 1991. Mr. Li has more than 30 years experience in medical dressing industry. Mr. Li is a graduate of the Hubei Foreign Trade University with a major in International Trade.
As Chairman and CEO, Mr. Li oversees the implementation of the business plan of Winner Medical. The Board of Directors believes Mr. Li’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

XIUYUAN FANG. Mr. Fang has been the Company’s Chief Financial Officer, Vice President and Treasurer since December 16, 2005 and its director since January 7, 2006. Mr. Fang has been employed by Winner Group since 1999. Mr. Fang has served as Winner Group’s director since 1999 and as a Vice President since 2001. Mr. Fang is a certified public accountant and has extensive experience in financial management, capital management and tax planning. He was responsible for Winner Group’s financial management and capital management programs. He graduated from Zhongnan University of Economics and Law. Mr. Fang is a CPA licensed through the Chinese Institute of Certified Public Accountants and has over 20 years of financial management, internal control and accounting management experience.

LARRY GOLDMAN. Larry Goldman became a member of the Board of Directors on May 8, 2006. Mr. Goldman is a Certified Public Accountant, with over 30 years of auditing, consulting and technical SEC reporting experience. Mr. Goldman served from May 2006 to October 2007, as Acting CFO, and currently as a financial consultant, for Lightbridge Corporation (Nasdaq: LTBR), a nuclear fuels development company. Prior to joining Lightbridge Corporation, Mr. Goldman served as the CFO and VP of Finance for WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the previous 19 years. Mr. Goldman is also an independent director and audit committee chairman for China Advanced Construction Materials Group, Inc. (Nasdaq: CADC), a China based manufacturer of concrete,, Wonder Auto Tech, Inc. (Nasdaq: WATG), a leading manufacturer of automotive electrics, suspension products and engine accessories in China, China Integrated Energy, Inc. (Nasdaq: CBEH) , a bio-diesel company in China, and China Gengsheng Minerals, Inc. (NYSE Amex: CHGS), a developer and manufacturer of high- tech industrial material products. Mr. Goldman has extensive experience in both auditing and consulting with Chinese public companies, working in the Asian marketplace since 2000, and he frequently travels to China. He currently provides various CFO consulting and SEC reporting support to a number of other Chinese companies listed in the United States. Mr. Goldman holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego and a Master of Science degree in Taxation from Pace University.

LAWRENCE XIAOXIA PAN. Lawrence Xiaoxia Pan serves as the Company’s director since January 14, 2010. Mr. Pan is the Founding Partner of China SageWater Capital Partners. Mr. Pan has invested in and advised Chinese companies specializing in traditional industries of mass consumption, retail, healthcare, high-end manufacturing and mining. He is also the former China Chief Representative and Director of Asia Pacific Region of NASDAQ from 2004 until 2007. Mr. Pan has previously held senior positions in corporate finance and asset management at Morgan Stanley, providing advice to a variety of Chinese companies and banks seeking to access the US capital markets. Mr. Pan has a B.S. and M.S. in Materials Science from Beijing Institute of Science an EMBA in International Business from University of London and a Certificate in Financial Analysis from New York University. The Board believes Mr. Pan’s strong experience in operations and U.S. capital market experience is important to the Company’s business operations, risk assessment and capital market decisions.

DR. HORNGJON SHIEH. Dr. Shieh has been the Company’s director since May 8, 2006. Dr. Shieh has served as an Assistant Professor at the City University of Hong Kong for the past eleven years, where he taught enterprise resource planning, accounting information systems, accounting information systems security and control, financial accounting, managerial accounting, financial management, financial statement analysis, international accounting and international financial statement analysis and researched international accounting, information content and usefulness of financial statements, corporate governance, as well as disclosure requirements and capital market access. He currently serves as program leaders of Master of Arts in International Accounting and BBA Accounting and Management Information Systems for the school. Dr. Shieh got his PhD in accounting and MBA in finance from New York University. He is also a Certified Information Systems Auditor (CISA). Dr. Shieh has conducted numerous consultation projects, seminars and workshops in Great China area.

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

Board Composition and Committees

The board of directors is currently composed of five members, Jianquan Li, Xiuyuan Fang, Larry Goldman, Lawrence Xiaoxia Pan and Dr. Horngjon Shieh. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Committees of the Company’s Board of Directors

Audit Committee. On May 9, 2006, the Company’s board of directors formed an audit committee, which is chaired by Mr. Goldman, who is determined to be an independent board member and qualifies as the audit committee financial expert. Mr. Pan and Dr. Shieh also serve on the audit committee. The audit committee reviews and monitors the Company’s internal controls, financial reports and accounting practices, as well as the scope and extent of the audits performed by both the independent and internal auditors, reviews the nature and scope of the Company’s internal audit program and the results of internal audits, and meets with the independent auditors.

Compensation Committee. On May 9, 2006, the Company’s board of directors formed a compensation committee, which is chaired by Dr. Shieh, Mr. Goldman and Mr. Pan also serve on the compensation committee. The compensation committee oversees the Company’s compensation and employee benefit plans and practices and produces a report on executive compensation. The Board has determined that all members of the compensation committee are independent directors under the rules of the Nasdaq Stock Market, as applicable. The compensation committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of our officers and employees. The compensation committee operates under a written charter that is made available on the Company’s website, www.winnermedical.com.

Governance and Nominating. On May 9, 2006, the Company’s board of directors formed a governance and nominating committee, which is chaired by Mr. Pan, Mr. Goldman and Dr. Shieh also serve on the governance and nominating committee. The primary purpose of governance and nominating committee is to identify and to recommend to the board individuals qualified to serve as directors of the Company and on committees of the board, advise the board with respect to the board composition, procedures and committees, develop and recommend to the board a set of corporate governance principles and guidelines applicable to the Company; and oversee the evaluation of the board and the Company’s management.

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

Independent Director

The Company’s board of directors has determined that each of Messrs. Goldman, Pan and Shieh qualify as an “independent director” within the meaning of that term under the rules and regulations of the NASDAQ National Market.

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

 Item 11. Executive Compensation

Compensation Discussion and Analysis

On May 8, 2006, the Board of Directors established a compensation committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2009, the compensation committee consisted of Horngjon Shieh (Chairman), Larry Goldman and Lawrence Xiaoxia Pan. The members of the compensation committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

The primary goals of the Company’s Board compensation committee with respect to executive compensation are to attract and retain highly talented and dedicated executives and to align executives’ incentives with stockholder value creation. The compensation committee evaluates individual executive’s work experience, time and involvement in the Company, position and personal performance, all with a goal to setting compensation levels that are comparable with executives at companies that are of the same size and stage of development and operate in the same area and industry.

The compensation committee will conduct an annual review of the aggregate level of the Company’s executive compensation, as well as the mix of elements used to compensate the Company’s executive officers. The Company compares compensation levels with amounts currently being paid to executives at similar companies in the same area and the same industry. Most importantly, the Company compares compensation levels with local practices in China. The Company believes that its compensation levels are competitive with local conditions.

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

Discretionary Annual Bonus. The compensation committee has the authority to award discretionary annual bonuses to the Company’s executive officers. Bonuses are intended to compensate officers for achieving financial and operational goals, and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the accomplishment of the planned target of the sales revenue, the net profit, and the asset turnover rate. In addition, except CEO, other executive officers’ annual bonuses are also dependent upon the performance measurement score of the departments that he/she is charge of. The bonus targets are set in a reasonable level, and the Compensation Committee believes that a majority of the executive officers could achieve these targets. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to the Company’s strategic goals conducted during the first quarter of the next fiscal year following the year subject to review. For example, in fiscal year 2010, the Company’s CEO, Mr. Jianquan Li, was awarded a bonus of $27,824 (RMB 188,232), and the Company’s CFO, Mr. Xiuyuan Fang, was awarded a bonus of $7,376 (RMB 49,899).

Equity Incentive Plan.  The Company’s 2006 Equity Incentive Plan, the “2006 Plan,” was initially adopted by the Company’s Board of Directors in April 2006 and approved by the Company’s stockholders in April 2006. The 2006 Plan provides for the grant to the Company’s employees, directors, consultants and advisors of stock options, stock appreciation rights and stock awards, including restricted stock, performance grants, stock bonuses and other similar types of awards, including other awards under which recipients are not required to pay any purchase or exercise price, such as phantom stock rights. All equity awards granted under the Plan will be granted with respect to shares of the Company’s common stock.

During the last fiscal year, neither the Company nor its subsidiaries granted any stock options or stock appreciation rights to any executive officers. In fiscal year 2007, the Company made individual grants of options to purchase shares to directors, as reported below in the Director Compensation Table.

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

On October 7, 2007, the Company’s Board of Directors also approved the 2008-2009 Restricted Stock Unit Incentive Plan, the “2008-2009 Plan,” an equity incentive compensation program for fiscal years 2008 and 2009 that is a sub-plan of the Company’s 2006 Plan.

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

The material terms of the 2008-2009 Plan include the following:

The maximum number of restricted stock units available for issuance under the 2008-2009 Plan was 1,200,000 units. The 1,200,000 units became 600,000 units as a result of 1-for-2 reverse stock split in October 2009. The shares of the Company’s common stock issuable upon vesting of the restricted stock units would be issued from the Company’s 2006 Plan.

The Company’s Board of Directors has established the target corporate net income and annual sales objectives for each of fiscal years 2008 and 2009, and each participant’s individual performance objectives have been set by the Company’s Chief Executive Officer. The Company’s Board of Directors or the Compensation Committee of the Company’s Board will certify the satisfaction of each target.

On each of October 7, 2010 and October 7, 2011, a participant is eligible to vest in up to 50% of the total number of restricted stock units underlying an award. 25% of the potential vesting at each vesting date is tied to satisfaction of each of the target corporate net income and annual sales objectives, respectively, and 50% of the potential vesting is tied to achievement of a participant’s individual performance objectives. On October 7, 2010, under the 2008-2009 Restricted Stock Unit Incentive Plan, the Company vested its 179,507 units of restricted stock, which reflected 1-for-2 reverse stock split, to 95 eligible participants who were employees of the Company and the Company’s senior management and key employees, as designated by the Company’s Chief Executive Officer under authority of the Company’s Board of Directors.

The Company’s Board of Directors also approved the following restricted stock unit awards which reflected 1-for-2 reverse stock split to certain executives on October 7, 2007 and October 16, 2008:

Name and Principal Position	Restricted Stock Unit Award in 2007 (shares)	Restricted Stock Unit Award in 2007 ($) (1)	Restricted Stock Unit Award in 2008 (shares)	Restricted Stock Unit Award in 2008 ($) (2)
Jianquan Li, President, Chief Executive Officer and Director	20,000	$72,000	-	-
Xiuyuan Fang, Chief Financial Officer, Vice President, Director and Treasurer	20,000	$72,000	5,000	$2,500
Nianfu Huo, Senior Vice President, Director and Chairman of Supervisory Board of Winner Group Limited	20,000	$72,000	-	-

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

On September 8, 2009, the Company’s Board of Directors also approved the 2010-2011 Restricted Stock Unit Incentive Plan, the “2010-2011 Plan,” an equity incentive compensation program for fiscal years 2010 and 2011 that is a sub-plan of the Company’s 2006 Plan.

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

The Company’s Board of Directors also approved the following restricted stock unit awards which reflected 1-for-2 reverse stock split to certain executives on September 8, 2009.

Name and Principal Position	Restricted Stock Unit Award in 2009 (shares)	Restricted Stock Unit Award in 2009 ($) (1)	Restricted Stock Unit Award in 2010 (shares)	Restricted Stock Unit Award in 2010 ($) (2)
Jianquan Li, President, Chief Executive Officer and Director	10,000	$44,000	-	-
Xiuyuan Fang, Chief Financial Officer, Vice President, Director and Treasurer	10,000	$44,000	-	-
Nianfu Huo, Senior Vice President, Director and Chairman of the Supervisory Board of Winner Group Limited	2,500	$11,000	1,000	$4,560

(1)
Estimated value of award as of grant date is based on the last sale price of the Company’s common stock as quoted on the NASDAQ.com as of September 8, 2009, which was $4.40 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.

(2)
Estimated value of award as of grant date is based on the last sale price of the Company’s common stock as quoted on the NASDAQ.com as of September 18, 2010, which was $4.56 per share, and assumes that the individual achieves 100% of the applicable corporate and individual objectives set forth in the award.

On October 6, 2009, the Company’s Board of Directors also approved the 2011-2013 Restricted Stock Unit Incentive Plan, the “2011-2013 Plan,” an equity incentive compensation program for fiscal years 2011, 2012 and 2013 that is a sub-plan of the Company’s 2006 Plan.

Eligible participants under the 2011-2013 Plan are directors who are employees of the Company, and the Company’s senior management and key employees as designated by the Company’s Chief Executive Officer or the Company’s Board of Directors. All equity awards to participants in the 2010-2011 Plan will be restricted stock unit awards, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

The material terms of the 2011-2013 Plan include the following:

•
The maximum number of restricted stock units that will be available for issuance under the 2011-13 Plan is 500,000 units, which reflected 1-for-2 reverse stock split. On the date of approval of the 2011-13 Plan, the Board granted 300,000 units to certain participants in the plan. The remaining 200,000 units are reserved for grants to new key employees or to existing employees of the Company who have made significant contributions. The shares of the Company’s common stock issuable upon vesting of the restricted stock units will be issued from our 2006 Plan.

•
The Company’s Board of Directors has established the target corporate net income and annual sales objectives for each of fiscal years 2011, 2012 and 2013, and each participant’s individual performance objectives have been set by the Company’s Chief Executive Officer. The Company’s Board of Directors or the Compensation Committee of the Company’s Board will certify the satisfaction of each target.

•	No award to a participant under the 2011-13 Plan may exceed 1% of the Company’s outstanding capital stock as of the date of grant.

•	The 2011-13 Plan expires the earlier of four years of the date of approval or the effective date of termination of the 2006 Plan.

•
The Board has established target corporate net income and annual sales objectives for Shenzhen PurCotton for the fiscal years 2011, 2012 and 2013. In addition, each participant will be given a personal performance target as set by the Company’s Chief Executive Officer.

•
On each of October 6, 2012, October 6, 2013 and October 6, 2014, a participant will be eligible to vest up to 1/3 of the total number of restricted stock units underlying an award. The percentage of such vesting is individually predetermined and tied to satisfaction of the target corporate net income and annual sales objectives, as well as attainment of each participant’s personal performance targets. The Board or the Compensation Committee of the Board will certify the satisfaction of each target.

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

Jianquan Li, the Company’s CEO and President’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Li is receiving an annual salary of approximately $130,000 under the agreement (RMB 900,000) during the fiscal year ended September 30, 2010.

Xiuyuan Fang, the Company’s CFO, Vice President and Treasurer’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Fang is receiving an annual salary of approximately $74,000 under the agreement (RMB 500,000) during the fiscal year ended September 30, 2010.

Nianfu Huo, the Company’s Senior Vice President’s employment agreement became effective as of January 1, 2008. The agreement is for a term of three years. Mr. Huo is receiving an annual salary of approximately $28,000 under the agreement (RMB 200,000) during the fiscal year ended September 30, 2010.

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

Director Compensation

On May 8, 2006, the Company entered into separate Independent Directors’ Contracts and Indemnification Agreements with each of the independent directors. In 2010, due to the appointment of Mr. Xiaoxia Pan, there was an amendment of the terms of the Independent Directors’ Contracts. Different directors receive different salaries based on performance and work experiences, as well as the location from which they are based. Starting from January 14, 2010, Mr. Goldman is entitled to $50,000, Mr. Pan is entitled to $50,000 and Dr. Shieh is entitled to $15,000 as cash compensation for the services to be provided by them as the Company’s independent directors, and as chairpersons of various board committees, as applicable.

The following table summarizes director compensation during the fiscal year 2010.

Name	Audit Committee		Fees Earned or Paid in Cash Nomination Committee		Compensation Committee		Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jianquan Li,	-		-		-		-					-
Xiuyuan Fang	-		-		-		-					-
Larry Goldman	$40,000	*	$5,000		$$5,000		-					$50,000
Lawrence Xiaoxia Pan	$5,000		$40,000	*	$$5,000		-					$50,000
Horngjon Shieh	$5,000		$5,000		$$5,000	*	-					$15,000

* – indicates chairman of that respective committee.

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

The foregoing report is provided by the following directors, who constitute the Compensation Committee: Horngjon Shieh, Larry Goldman and Lawrence Xiaoxia Pan.

Summary Compensation Table

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2010 received by the individual who served as the Company’s Chief Executive Officer as well as one individual who served as the Company’s Chief Financial Officer, “Named Executive Officers.” The total compensation of other executive officers did not exceed $100,000 per year.

Name And Principal Posit ion	Year	Salary (1) (3)	Bonus (1)		Stock Awards (1)	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation	All Other Compensation (2)	Total (1)
Jianquan Li, CEO, President	2010 2009	$130,239 $113,547	$ $	27,824 46,477	- -	- -	- -	- -	- -	$ $	158,063 160,024
and Director	2008	$100,280		$49,820	-	-	-	-	-		$150,100
Xiuyuan Fang, CFO, Vice President, Director,	2010 2009	$74,396 $63,017	$ $	7,376 16,301	- -	- -	- -	- -	- -	$ $	81,772 79,318
and Treasurer	2008	$49,350		$13,310	-	-	-	-	-		$62,660

(1) Salary, bonus amounts, stock awards and total compensation are reported in United States dollars.
(2) During fiscal year 2010, the executive officers of the Company were not granted any perquisites or other personal benefits.

Option Exercises and Stock Vested.  None of the Company’s executive officers exercised any options during the last fiscal year. Mr. Jianquan Li, the Company’s CEO sold his 30,000 restricted stocks in August 2010. Following the sale, Mr. Jianquan Li’s total share number is 18,012,264.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company served as a member of the compensation committee or the equivalent of another entity during fiscal year 2008, 2009 or 2010. No executive officer of the Company served as a director of another entity, other than affiliates of the Company, during fiscal year 2008, 2009 and 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of September 30, 2010 (i) by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) by each of the Company’s officers and directors; and (iii) by all of the Company’s officers and directors as a group.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership 1	Percent of Class 2
Common Stock $0.001 par value	Jianquan Li 3 Ping Tse 3 6-15D, Donghai Garden, Futian District, Shenzhen, China	CEO, President and Director	18,012,264	75.21%
Common Stock $0.001 par value	Xiuyuan Fang Room 5B Building 2 Jun’an Garden, Futian District, Shenzhen City, Guangdong Province, China	CFO, Vice President, Treasurer and Director	232,256	0.97%
Common Stock $0.001 par value	Larry Goldman 5 Victory Road, Suffern, NY 10901	Director	0	*
Common Stock $0.001 par value	Lawrence Xiaoxia Pan 19 Bristol Road, North Brunswick, NJ08902	Director	0	*
Common Stock $0.001 par value	Dr. Horngjon Shieh Flat 37B, Tower 3 The Victoria Towers 188 Canton Road, TST Kowloon, Hong Kong	Director	0	*
Common Stock $0.001 par value	Nianfu Huo Hai Yi Wan Pan, No. 333 Jin Tang Road, Tang Jia Wan Zhuhai, China 519000	Senior Vice President and Chairman of Supervisory Board of Winner Group Limited	98,417	*
Common Stock $0.001 par value	All officers and directors as a group (7 persons named above)		18,342,937	76.59%

* Less than 1%

 1 Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock.

2 A total of 23,950,740 shares of the Company’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3 Mr. Jianquan Li and his wife, Ping Tse, hold a total of 18,012,264 shares of the Company’s Common Stock. Mr. Jianquan Li disclaims the power to vote and dispose of the 4,510,565 shares of the Company’s Common Stock to Ping Tse. As such, Mr. Jianquan owns 13,501,699 shares of the Company’s Common Stock.

Item 13. Certain Relationships and Related Transactions

During the years ended September 30, 2010, 2009 and 2008, the Company purchased goods from L+L Healthcare Hubei Co., Ltd., “L+L,” for $76,675, $67,848, and $716,248 respectively. As of September 30, 2010 and 2009, amount due to L+L was $20,363 and $56,349 respectively. As of September 30, 2010 and 2009, amount due from L+L was $248 and $Nil respectively.

During the year ended September 30, 2010 and 2009, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd., “Winner Chengdu,” an equity investee, for $28,848 and $Nil and purchased goods from it for $94,271 and $Nil, respectively. As of September 30, 2010 and September 30, 2009, amount due to Winner Chengdu were $37,975 and $Nil, respectively; and amount due from Winner Chengdu were $751 and $Nil, respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and payable according to the trading credit terms.

The Company’s independent directors approve the related party transactions based on their fiduciary duties under Nevada state law and based on the best interest of the company.

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees in 2010 and 2009 for performing the audit of the Company’s financial statements included in the Company’s Annual Reports on Form 10-K during the fiscal years ended September 30, 2010 and 2009 were approximately $180,100 and $100,000, respectively. The fees relating to the review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q during the fiscal years ended September 30, 2010 and 2009 were approximately $99,000 and $90,000, respectively. And, the fees in connection with the Registration Statement Form S-3 and issuance of comfort letter during 2010 were $10,000 and $28,000, respectively.

The fees in 2010 and 2009 for audit-related services for the fiscal years ended September 30, 2010 and 2009 were approximately $Nil and $Nil, respectively.

Tax Fees

The fees in the fiscal years ended September 30, 2010 and 2009 for tax services were $Nil and $Nil respectively.

All Other Fees

The Company’s independent auditor did not provide any services other than as described above under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” during the fiscal year ended September 30, 2010 and 2009.

Policy on Pre-Approval of Services

The Company’s Board of Directors pre-approved all auditing services and non-audit services to be performed by the independent auditors during the fiscal year ended September 30, 2010.

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

Date: December 8, 2010

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
Dated: December 8, 2010

By:	/s/ Xiuyuan Fang
Xiuyuan Fang
Chief Financial Officer, Vice President, Treasurer and Director
(Principal Accounting and Financial Officer)
Dated: December 8 , 2010

By:	/s/ Larry Goldman
Larry Goldman
Director
Dated: December 8 , 2010

By:	/s/ Lawrence Xiaoxia Pan
Lawrence Xiaoxia Pan
Director
Dated: December 8 , 2010

By:	/s/ Horngjon Shieh
Dr. Horngjon Shieh
Director
Dated: December 8 , 2010

WINNER MEDICAL GROUP INC.

Consolidated Financial Statements
For the years ended September 30, 2010 and 2009

WINNER MEDICAL GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Winner Medical Group Inc.

We have audited the accompanying consolidated balance sheets of Winner Medical Group Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winner Medical Group Inc. and subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Limited

Hong Kong, December 8, 2010

WINNER MEDICAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	14,818,179	9,493,026
Restricted bank deposits	285,119	123,868
Held-to-maturity investments	1,497,607	-
Accounts receivable, less allowances for doubtful accounts of US$230,200 and US$244,401 at September 30, 2010 and 2009 respectively	15,672,446	13,148,462
Amounts due from affiliated companies	999	-
Inventories	15,945,101	14,932,740
Prepaid expenses and other current assets	6,929,066	3,614,567
Income taxes recoverable	33,974	30,910
Deferred tax assets	428,741	359,151
Total current assets	55,611,232	41,702,724
Property, plant and equipment, net	60,110,367	55,770,870
Investment in equity investees	2,159,784	1,923,956
Intangible assets, net	125,079	147,008
Non-current restricted bank deposits	-	34,917
Prepaid expenses and other receivables	637,748	1,104,344
Deferred tax assets	331,785	252,190
Total assets	118,975,995	100,936,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	-	6,589,545
Accounts payable	5,362,155	4,843,404
Accrued payroll and employee benefits	2,393,700	2,072,892
Customer deposits	687,275	603,824
Accrued and other liabilities	3,057,445	2,574,736
Amounts due to affiliated companies	58,338	56,349
Income taxes payable	1,477,212	1,938,941
Total current liabilities	13,036,125	18,679,691
Deferred tax liabilities	42,699	41,899
Total liabilities	13,078,824	18,721,590

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000 shares issued and outstanding September 30, 2010 – 23,950,740 shares; September 30, 2009 – 22,363,740 shares (restated to reflect 2 for 1 reverse stock split)	23,951	22,364
Additional paid-in capital	40,154,494	31,166,123
Retained earnings	48,730,034	36,797,172
Statutory reserves	4,585,731	3,428,095
Accumulated other comprehensive income	12,302,762	10,717,850
Total Winner Medical Group Inc. stockholders’ equity	105,796,972	82,131,604

Non-controlling interests	100,199	82,815
Total equity	105,897,171	82,214,419

Total liabilities and equity	118,975,995	100,936,009

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2010	2009
	US$	US$

Net sales	115,030,651	98,385,603

Cost of sales	(80,473,292)	(70,444,383)
Gross profit	34,557,359	27,941,220

Other operating income, net	766,121	1,411,069
Exchange difference, net	(493,271)	(1,054,882)
Selling, general and administrative expenses	(20,370,950)	(16,874,131)

Income from operations	14,459,259	11,423,276
Interest income	98,024	68,928
Interest expense	(128,816)	(459,127)
Equity in earnings of 50 percent or less owned persons	235,828	388,099
Income before income taxes	14,664,295	11,421,176

Income taxes	(1,666,933)	(2,358,093)
Net income	12,997,362	9,063,083

Net loss attributable to non-controlling interests	93,136	65,491
Net income attributable to Winner Medical Group Inc.	13,090,498	9,128,574

Comprehensive income:
Net income	12,997,362	9,063,083
Foreign currency translation difference	1,584,165	(59,154)
Comprehensive loss attributable to non-controlling interests	93,883	65,491

Comprehensive income attributable to Winner Medical Group Inc.	14,675,410	9,069,420

Net income attributable to Winner Medical Group Inc. per share
- basic	0.57	0.41
- diluted	0.56	0.41

Weighted average common stock outstanding
- basic	23,014,065	22,363,675
- diluted	23,383,532	22,403,237

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Equity attributable to Winner Medical Group Inc.
	Common stock					Accumulated
	Stock		Additional			other
	outstanding		paid-in	Retained	Statutory	comprehensive	Non- controlling	Total
	< Note>	Amount	capital	earnings	reserves	income	interests	equity
		US$	US$	US$	US$	US$	US$	US$

Balance at September 30, 2008	22,363,740	22,364	30,865,690	28,791,259	2,305,434	10,777,004	148,306	72,910,057
Restricted stock units granted	-	-	300,433	-	-	-	-	300,433
Net income/(loss)	-	-	-	9,128,574	-	-	(65,491)	9,063,083
Foreign currency translation difference	-	-	-	-	-	(59,154)	-	(59,154)
Transfer to statutory reserves	-	-	-	(1,122,661)	1,122,661	-	-	-
Balance at September 30, 2009	22,363,740	22,364	31,166,123	36,797,172	3,428,095	10,717,850	82,815	82,214,419
Issuance of common stock – net of offering costs	1,587,000	1,587	8,791,876	-	-	-	-	8,793,463
Restricted stock units granted	-	-	695,758	-	-	-	-	695,758
Net income/(loss)	-	-	-	13,090,498	-	-	(93,136)	12,997,362
Foreign currency translation difference	-	-	-	-	-	1,584,912	(747)	1,584,165
Transfer to statutory reserves	-	-	-	(1,157,636)	1,157,636	-	-	-
Purchase of non-controlling interests	-	-	(499,263)	-	-	-	111,267	(387,996)
Balance at September 30, 2010	23,950,740	23,951	40,154,494	48,730,034	4,585,731	12,302,762	100,199	105,897,171

Note: The common stock issued has been retroactively restated to reflect a reverse stock split of one new share of common stock for two old shares of common stock, effectively October 6, 2009. The authorized shares and the par value per share, as referred to in these consolidated financial statements have been restated where applicable to give retroactive effect of the reverse stock split.

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2010	2009
	US$	US$
Cash flows from operating activities
Net income	12,997,362	9,063,083
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property, plant and equipment	5,094,969	4,738,733
Impairment of property, plant and equipment	-	524,285
Change in fair value of financial instruments, net	(212,890)	-
Amortization of intangible assets	26,098	20,359
Deferred tax	(137,517)	(245,836)
Loss/ (gain) on disposal of property, plant and equipment	82,206	(147,874)
Equity in earnings of 50 percent or less owned persons	(235,828)	(388,099)
Investment income from held-to-maturity investments	(23,519)	-
Stock based compensation expenses	695,758	300,433
Changes in operating assets and liabilities:
Restricted bank deposits	(124,780)	(38,193)
Accounts receivable	(2,273,027)	347,047
Amounts due from affiliated companies	(999)	86,694
Inventories	(727,349)	882,029
Prepaid expenses and other receivables	(2,852,453)	1,301,394
Income taxes recoverable	(2,474)	68,061
Accounts payable	426,306	(3,415,560)
Accrued payroll and employee benefits	281,245	184,445
Customer deposits	71,926	146,239
Accrued and other liabilities	50,185	60,356
Amounts due to affiliated companies	914	(79,919)
Income taxes payable	(482,305)	1,280,674
Net cash provided by operating activities	12,653,828	14,688,351

Cash flows from investing activities
Purchase of property, plant and equipment	(6,344,347)	(3,630,912)
Purchase of intangible assets	(1,596)	(41,441)
Deposits paid for property, plant and equipment	(1,626,850)	(1,054,419)
Proceeds from disposal of property, plant and equipment	26,348	1,200,296
Proceeds from disposal of held-to-maturity investments	14,509,632	-
Purchase of held-to-maturity investments	(15,964,287)	-
Proceeds from disposal of an equity investee	-	141,753
Investment in an equity investee	-	(358,764)
Dividends received from an equity investee	-	200,000
Repayment received from/ (advanced to) affiliated companies	-	262,118
Net cash used in investing activities	(9,401,100)	(3,281,369)

Cash flows from financing activities
Proceeds from bank borrowings	-	17,956,534
Repayment of bank borrowings	(6,651,786)	(26,383,047)
Proceeds from issuance of common stock-net of offering costs	8,793,463	-
Purchase of non-controlling interests	(179,075)	-
Net cash provided by/ (used in) financing activities	1,962,602	(8,426,513)

Effect of exchange rate changes on cash balance	109,823	50,052

Net increase in cash and cash equivalents	5,325,153	3,030,521
Cash and cash equivalents, beginning of year	9,493,026	6,462,505
Cash and cash equivalents, end of year	14,818,179	9,493,026

Supplemental disclosures of cash flow information:
Cash paid for interest	128,816	459,127
Cash paid for income taxes	2,411,456	1,252,093

See accompanying notes to consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

1.	Organization and Background

Winner Medical Group Inc. (formerly known as Las Vegas Resorts Corporation, HDH Industries, Inc. and Birch Enterprises, Inc.) (“Winner Medical” or “the Company”) was originally incorporated under the name Birch Enterprises, Inc. in the state of Nevada in August 1986. The Company had no active operations from then until the completion of a reverse acquisition between the Company and Winner Group Limited (subsequently became a subsidiary of the Company) on December 16, 2005.

Winner Medical’s business operations consist of manufacturing and marketing, researching and developing cotton-based medical dressings and medical disposables, as well as consumer products. The Company has one subsidiary registered in Cayman Islands, nine wholly-owned operating subsidiaries registered in the People's Republic of China, one subsidiary registered in Hong Kong, and two joint venture registered in the People's Republic of China .

On October 6, 2009, a one for two reverse stock split of all of the Company’s outstanding common stock was effective. The Company also reduced its authorized capital to 247,500,000 shares of common, par value of US$0.001 per share at that date accordingly. All shares and weighted average shares in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the one for two reverse stock split.

On September 13, 2010, a subsidiary of the Company, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", entered into the Sale and Purchase Agreement with a noncontrolling shareholder of Shanghai Winner Medical Apparatus Co., Ltd., or “Winner Shanghai”, pursuant to which Winner Shenzhen has agreed to purchase 40% equity interest representing the total interest held by the noncontrolling shareholder. Upon the completion of the transaction, Winner Shanghai became a wholly owned subsidiary of the Company. As this additional ownership interest in Winner Shanghai under US GAAP is classified as an equity transaction. The Company adjusted the carrying amount of the noncontrolling interest amounted to US$111,267 to reflect the change in its ownership interest in Winner Shanghai. Difference between the cash consideration US$387,996 (equivalent to RMB2,600,000) and the carrying amount of the noncontrolling interest was recognized in additional paid-in capital of the Company amounted to US$499,263.

2.	Summary of Significant Accounting Policies

The principal activities of the Company consist of research and development, manufacturing and trading of medical dressings, medical disposables and PurCotton® products. All activities of the Company are principally conducted by subsidiaries operating in the People’s Republic of China (“PRC”).

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

Held-to-maturity investments- Held-to-maturity investments represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these investments is included in interest income. Investments classified as current have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date.

Inventories- Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

2.	Summary of Significant Accounting Policies- Continued

Derivatives- Derivatives are carried at fair value and are reported as other current assets when the Company has a contractual right to receive cash from the counterparty that are potentially favorable to the Company and as accrued and other liabilities where the Company has a contractual obligation to deliver cash to a counterparty that are potentially unfavorable to the Company. The changes in fair value during the period are recorded in the consolidated statement of income and comprehensive income.

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

Property, plant and equipment- Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciable amounts are net of expected residual value of assets. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land	Over the lease term
Buildings	10 – 30 years
Plant and machinery	10 – 12 years
Furniture, fixtures and equipment	5 – 8 years
Motor vehicles	5 – 8 years
Leasehold improvements	Over the lease term

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

Revenue recognition- The Company derives its revenue primarily from the sales of medical dressings and disposals and PurCotton® products. Sales of goods are recognized when title of goods sold has passed to the purchaser, usually when goods are shipped, the price is fixed or determinable as stated on the sales contract, and its collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.

Comprehensive income- Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of income and comprehensive income.

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended September 30, 2010 and 2009, shipping and handling costs expensed to selling expenses were US$4,497,123 and US$3,152,135, respectively.

Research and development costs- Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended September 30, 2010 and 2009, research and development costs expensed to operating expenses were approximately US$1,767,185 and US$1,662,971, respectively.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

2.	Summary of Significant Accounting Policies- Continued

The Company adopted Accounting Standards Codification (“ASC”) No. 740 “Income Taxes” (formerly the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). ASC740 provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions.

Foreign currency translation- The consolidated financial statements of the Company are presented in United States Dollars (“US$”). Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date. All translation differences are recorded in the income statement.

The subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency. The subsidiary in Hong Kong has its local currency, Hong Kong Dollar (“HK$”), as its functional currency. On consolidation, the financial statements of the subsidiaries in PRC and in Hong Kong are translated from RMB and HK$ into US$ in accordance with ASC 830 “Foreign Currency Translation”, (formerly the SFAS No.52, Foreign Currency Translation”). Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years. The exchange rate between the Renminbi and the US$ and used for the years ended September 30, 2010 and 2009 were RMB6.7011 to US$1 and RMB6.8290 to US$1, respectively. The exchange rate between the Hong Kong Dollar and the US$ and used for the years ended September 30, 2010 and 2009 were HK$7.7605 to US$1 and HK$7.7502 to US$1, respectively. Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gain and losses resulting from foreign currency translations are included in other comprehensive income.

Fair Value Measurements- The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, (formerly the SFAS No.157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

Its establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

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

As of September 30, 2010 and 2009, basic and diluted net income per share calculated in accordance with ASC 260 (formerly the SFAS No. 128, “Earnings Per Share”, are reconciled as follows:

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

2.	Summary of Significant Accounting Policies- Continued

	Year ended September 30,
	2010	2009
	US$	US$
Basic income per share
Net Income attributable to Winner Medical Group Inc. for the year – numerator	13,090,498	9,128,574
Weighted average common stock outstanding – denominator	23,014,065	22,363,675
Net income attributable to Winner Medical Group Inc. per share	0.57	0.41
Diluted income per share
Net Income attributable to Winner Medical Group Inc. for the year – numerator	13,090,498	9,128,574
Weighted average common stock outstanding – denominator	23,014,065	22,363,675
Effect of dilution
Restricted stock	369,467	39,562
Options	-	-
Weighted average common stock outstanding – denominator	23,383,532	22,403,237
Net income attributable to Winner Medical Group Inc. per share	0.56	0.41

On May 7, 2009, 4,167 potential common shares expired. On February 5, 2010, 10,000 potential common shares expired. As of September 30, 2010, there were no potential common shares relating to options in the Company.

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

Recent changes in accounting standards- In June 2009, the FASB issued ASC 810, (formerly the SFAS No.167, “Amendments to FASB Interpretation No.46(R)”. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

3.	Held-to-maturity investments

As of September 30, 2010, the Company’s held-to-maturity investment securities portfolio consisted of one product purchased from Industrial and Commercial Bank of China. The product was a kind of money management product and was mature on November 8, 2010. The carrying value of the investment security, approximated to the fair value, was US$1,497,607. Interest on these investments was included in interest income by US$23,519 and US$Nil during the year ended September 30, 2010 and 2009, respectively.

Management evaluates the Company’s investment securities for other-than-temporary (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. As of September 30, 2010, the held-to-maturity investment item was not in an unrealized loss position.

4.	Inventories

Inventories by major categories are summarized as follows:
	September 30,
	2010	2009
	US$	US$

Raw materials	5,006,853	7,083,409
Work in progress	4,964,070	3,768,446
Finished goods	5,974,178	4,080,885
	15,945,101	14,932,740

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:
	September 30,
	2010	2009
	US$	US$
At cost:
Leasehold land and buildings	37,319,089	34,593,816
Plant and machinery	33,064,595	30,826,963
Furniture, fixtures and equipment	3,999,971	3,422,188
Motor vehicles	1,293,408	859,679
Leasehold improvements	4,449,425	3,750,692
Total	80,126,488	73,453,338

Less: accumulated depreciation and amortization	(25,531,331)	(20,314,803)
Construction in progress	5,515,210	2,632,335
Net book value	60,110,367	55,770,870

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

Included in the net book value of the plant and machinery for the production of the Company’s traditional products are sets of machineries amounting to US$46,329 and US$57,073 in which an impairment provision of US$Nil and US$524,285 was made for the year ended September 30, 2010 and 2009 respectively. Interest charges on borrowings totaling US$583,385 and US$578,943 have been capitalized in the cost of property, plant and equipment as of September 30, 2010 and 2009 respectively. Depreciation of property, plant and equipment were US$5,094,969 and US$4,738,733 during the year ended September 30, 2010 and 2009, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

6.	Credit Facilities and Pledged Assets

The subsidiaries in Shenzhen and Huanggang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, letter of credit, loans and overdrafts.

As of September 30, 2010, the Company had approximately $25.87 million bank credit facilities from three commercial banks; and after utilizing of $1.80 million letter of credit as of September 30, 2010, included in accounts payable in the accompanying balance sheet, there are $24.07 million unused bank credit facilities. The maturities of these facilities are generally up to August 2011. The weighted average interest rates on short-term borrowings for the years ended September 30, 2010 and 2009 were 4.89% and 5.92% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that at September 30, 2010 and 2009, leasehold land and buildings, plant and machinery with net book values of US$6,288,904 and US$6,375,568 respectively, have been pledged as collateral for the above facilities.

As of September 30, 2010 and 2009, the Company has the following short-term bank loans:
	September 30,
	2010	2009
	US$	US$

Bank loans repayable within one year	-	6,589,545

Original currency in Chinese Renminbi	-	45,000,000

Bank loans as of September 30, 2009 consist of the following:
				2009
Loan	Loan period	Interest rate	Secured by	US$
A	2009.06.08-2010.06.08	4.78%	Land use rights & buildings	1,464,343
B	2009.06.10-2010.06.10	4.78%	Land use rights & buildings	1,464,343
C	2009.06.30-2010.06.30	4.78%	Land use rights & buildings	1,464,343
D	2009.09.20-2010.09.20	5.31%	Land use rights & buildings	732,173
E	2009.02.27-2010.02.26	5.31%	Land use rights & buildings	1,464,343
				6,589,545

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:
	September 30,
	2010	2009
	US$	US$

Value added tax receivable	3,533,190	1,907,195
Deferred expenditure	212,823	120,849
Advance to suppliers	2,054,529	771,565
Fair value of financial instruments	387,351	-
Others	741,173	814,958
	6,929,066	3,614,567

8.	Investment in Equity Investees
	September 30,
	2010	2009
	US$	US$

Investment cost of L+L Healthcare Hubei Co. Ltd.	1,045,130	1,045,130
Investment cost of Chengdu Winner Likang Medical Appliance Co. Ltd	358,763	358,763
Share of accumulated equity in earnings of 50 percent or less owned persons	755,891	520,063
	2,159,784	1,923,956

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

8.	Investment in Equity Investees-Continued

As of September 30, 2010, the Company holds a 40% equity interest in L+L Healthcare Hubei Co. Ltd. (“L+L”) in PRC, and 49% equity interest in Chengdu Winner Likang Medical Appliance Co. Ltd.

The share of equity in earnings of equity investees during the years ended September 30, 2010 and 2009 were US$235,828 and US$388,099, respectively.

9.	Intangible Assets
	September 30,
	2010	2009
	US$	US$

Patent, cost	54,241	51,643
Trademark, cost	157,688	154,734
Less: accumulated amortization	(86,850)	(59,369)
Net book value	125,079	147,008

Amortization of intangible assets was US$26,098 and US$20,359 during the year ended September 30, 2010 and 2009, respectively.

10.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following:
	September 30,
	2010	2009
	US$	US$

Transportation costs	200,370	272,800
Accrued expenses	143,184	306,600
Deposit received	363,641	281,191
Advance from staff	76,409	105,492
Payable to vendors	440,591	305,746
Payable to noncontrolling interests	208,921	-
Government subsidy receipt in advance	407,756	419,309
Value added tax payable	180,342	238,217
Other taxes payable	521,045	255,948
Commission expenses	299,723	190,690
Withholding tax payable	-	116,582
Fair value of financial instruments	174,462	-
Others	41,001	82,161
	3,057,445	2,574,736

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

11.	Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States of federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the years. The applicable income tax rate for the Company for each of the years ended September 30, 2010 and 2009 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for the subsidiary for each of the years ended September 30, 2010 and 2009 is 16.5%.

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

Winner Medical (Huanggang) Co., Ltd. enjoys its full tax exemption from January 1, 2008, and the 50% tax exemption from January 1, 2010. The preferential tax incentives will expire on December 31, 2012. Winner Medical & Textile Ltd., Chongyang enjoys the 50% tax exemption from January 1, 2008 and will be subject to an enterprise income tax rate of 25% from January 1, 2011. Shanghai Winner Medical Apparatus Co., Ltd. enjoys the 50% tax exemption from January 1, 2009 and will be expired on December 31, 2011.

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd., Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen were separately reported to the local tax office to reflect the different tax incentive status enjoyed by both entities. The applicable income tax rates for Winner Hubei and Winner Tianmen was 12.5% and 25% respectively for calendar years 2009 and was 25% for both entities starting from January 1, 2010.

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained the High and New Technology Enterprise Certificate granted by the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the calendar year ending of 2011. The applicable income tax rates for Winner Shenzhen was 15% for both of the calendar year ending December 31, 2010 and 2009.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd., or “Shenzhen PurCotton” was established. The applicable income tax rate for Shenzhen PurCotton was 25% for the calendar year ending December 31, 2010.

On September 1, 2010, a wholly-owned subsidiary Beijing PurCotton Technology Co., Ltd., or “Beijing PurCotton” was established. The applicable income tax rate for Beijing PurCotton was 25% for the calendar year ending December 31, 2010.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

11.	Income Taxes- Continued

On October 1, 2007, the Company adopted ASC 740. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until September 30, 2010, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the year ended September 30, 2010 and 2009, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

The provision for income taxes consists of the following:
	Year ended September 30,
	2010	2009
	US$	US$
Current tax
- PRC	1,907,694	1,997,095
- Other jurisdictions	(104,510)	607,012
Deferred tax	(136,251)	(246,014)
	1,666,933	2,358,093

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Year ended September 30,
	2010	2009
	US$	US$

Tax calculated at domestic statutory rate (2010: 25%; 2009: 25%)	3,666,074	2,855,294
Effect of different tax rates in various jurisdictions	100,360	(19,255)
Effect on opening deferred tax balances resulting from change in applicable tax rate	-	12,847
Tax effect of preferential tax treatment	(1,866,960)	(1,139,766)
Tax effect of expenses not deductible for tax purpose	69,307	137,559
Tax effect of government subsidies not subject to tax	(235,510)	(106,256)
Tax effect of withholding tax on distributed profits of a PRC subsidiary	-	601,038
Change in valuation allowance	50,196	-
(Over)/Under provision in previous years	(124,399)	(747)
Others	7,865	17,379
	1,666,933	2,358,093

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

11.	Income Taxes- Continued

Had all the above tax holidays and concessions not been available, the tax charge would have been higher by US$1,866,960 and US$1,139,766 and the basic net income per share would have been lower by US$0.08 and US$0.05 for the years ended September 30, 2010 and 2009, respectively. The diluted net income per share would have been lower by US$0.08 and US$0.05 for the years ended September 30, 2010 and 2009, respectively. No income tax arose in the United States of America in any period presents.

The components of deferred tax assets recognized is as follows:
	September 30,
	2010	2009
Deferred tax assets	US$	US$

Current: -
Future benefit of tax losses	130,746	85,349
Temporary differences in accrued liabilities	28,127	41,744
Temporary differences in inventories	225,475	173,782
Temporary difference in bad debt	44,393	58,276
	428,741	359,151

Non current: -
Future benefit of tax losses	298,869	197,992
Temporary differences in property, plant and equipment	127,470	98,556
Valuation allowance	(94,554)	(44,358)
	331,785	252,190

The components of deferred tax liabilities recognized is as follows:

	September 30,
	2010	2009
	US$	US$
Non current: -
Temporary differences in property, plant and equipment	42,699	41,899

The net operating loss attributable to those PRC subsidiaries can only be carried forward for a maximum period of five years. The unused tax losses, amounted to US$385,378, US$411,740, UD$124,424 and US$817,259, will be expired in calendar year ending 2012, 2013, 2014 and 2015 respectively.

12.	Related Party Transactions

During the years ended September 30, 2010 and 2009, the Company purchased goods from Winner Medical & Textile (H.K.) Limited (“Winner Textile”) for US$Nil and US$5,846, respectively. Mr. Jianquan Li, director of the Company, has controlling interest in Winner Textile before its completion of deregistration in July 23, 2010. As of September 30, 2010 and 2009, there was no outstanding balance due from or due to Winner Textile.

During the years ended September 30, 2010 and 2009, the Company sold goods to L+L Healthcare Hubei Co., Ltd. (“L+L”) for US$676 and US$Nil, respectively; purchased goods from L+L for US$76,675 and US$67,848, respectively; purchased machineries from L+L for US$Nil and US$36,593, respectively; and received dividends from L+L for US$Nil and US$200,000, respectively. As of September 30, 2010 and 2009, amount due to L+L was US$20,363 and US$56,349 respectively. As of September 30, 2010 and 2009, amount due from L+L was US$248 and US$Nil respectively.

During the year ended September 30, 2010 and 2009, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd. (“Winner Chengdu”), an equity investee, for US$28,848 and US$Nil, and purchased goods from it for US$94,271 and US$Nil, respectively. As of September 30, 2010 and 2009, amount due to Winner Chengdu were US$37,975 and US$Nil, respectively; and amount due from Winner Chengdu were US$751 and US$Nil, respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and payable according to the trading credit terms.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

13.	Stock-Based Compensation

Stock-Based Compensation- The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) ("SFAS No. 123(R)"), which is codified as ASC 718. ASC 718 requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. Compensation expense is recognized for those awards that are expected to vest, which we estimate based upon historical forfeitures.

In a contract signed on May 8, 2006, the Company agreed to grant to two of its independent directors each year non-qualified options for purchasing up to 10,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date. On May 8, 2006, a total of 4,167 non-qualified options was granted and expired on May 7, 2009. On February 6, 2007, a total of 10,000 non-qualified options was granted. On October 1, 2007, the Company and two of its independent directors agreed to increase the cash compensation to them of US$5,000 each, and in order to substitute the option compensation terms agreed in the previous contracts. The options granted on February 6, 2007 according to the previous contracts were still valid to their expiry date on February 5, 2010.

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions, are fully transferable and negotiable in a free trading market, to value its options under the independent director’s contract at the grant date. Use of an option valuation model, as required by ASC 718 “Compensation—Stock Compensation” (formerly the SFAS No. 123(R), “Accounting for Stock-Based Compensation”), includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.

On February 5, 2010, 10,000 non-qualified options were expired. There was no stock-based compensation cost recorded for the year ended September 30, 2010 and 2009, respectively. Instead, the total cash compensation costs for independent directors for the year ended September 30, 2010 and 2009 are US$105,000 and US$75,000, respectively.

A summary of option activity under the Plan as of September 30, 2010, and changes during the year then ended is presented below:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
		US$	Years

Outstanding at September 30, 2008	14,167	12.15	1.13
Granted (from October 1, 2008 to September 30, 2009)	-	-	-
Exercised (from October 1, 2008 to September 30, 2009)	-	-	-
Forfeited or expired	(4,167)	-	-
Outstanding at September 30, 2009	10,000	9.50	0.35
Granted (from October 1, 2009 to September 30, 2010)	-	-	-
Exercised (from October 1, 2009 to September 30, 2010)	-	-	-
Forfeited or expired	(10,000)	-	-
Outstanding at September 30, 2010	-	-	-

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

13. Stock-Based Compensation-Continued

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

On July 27, 2009, the Company’s subsidiary in Shenzhen entered into a 5-year consulting agreement with a consulting firm for receiving consulting services of developing strategies on rolling out the Company’s own branded consumer products in China. Pursuant to the agreement, the Company is committed to pay the consulting firm a cash compensation of US$146,548 each year in the following five years with a total of US$732,740. The Company has also granted 500,000 restricted stock units from the Company’s 2006 Equity Incentive Plan to the consulting firm for the 5-year services. Vesting condition of these restricted stock units depends upon the achievement of the agreed marketing objectives by the consulting firm, subject to the approval of the Company. The service contract explicitly stated that if the consulting firm withdraws from the contract, the consulting firm has to pay a compensation of US$1,350,000 to the Company.

On April 15, 2010, the Company signed an agreement with Mr. Zihan Wu, the general manager of Shenzhen PurCotton Technology Co., Ltd. Pursuant to the agreement, Mr. Zihan Wu is awarded a maximum of 500,000 Restricted Stock Units in 4 years upon the achievement of agreed volume of sales. The agreement also mentioned that the relevant performance in relation to achieve the agreed volume of sales starting from October 2010. As the expansion of PurCotton® consumer business is fairly new for the Company, the current business operation, model, strategy and targets are different from the premier prospective. As a result, the Company and Mr. Zihan Wu agreed to terminate this stock incentive compensation program as the Company needed to redefine its business direction on April 15, 2010. Since the relevant performance had not yet started as of September 30, 2010, there was no share-based compensation expense regarding this incentive plan for the year ended September 30, 2010.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

13. Stock-Based Compensation-Continued

On June 10, 2010, due to a change of the Company's marketing and development plan, after a negotiation between the Company’s subsidiary in Shenzhen and the consulting firm which signed the consulting agreement with the Company on July 27, 2009, both parties agreed to set up a three months cooling-off period starting from June 19, 2010. This three months cooling-off period allowed both parties to consider whether to continue the co-operation relationship or to modify the terms of existing incentive plan. All rights and obligations stated in the consulting agreement signed on July 27, 2009 were temporary suspended. In addition, in order to reflect no service was provided by the consulting firm during the cooling-off period, the first year cash compensation was adjusted to US$132,159 from US$146,548 previously agreed. As of September 18, 2010, both parties decided to terminate the co-operation relationship and mutually waived the share-based compensation terms agreed in previous agreement. As a result, there was no stock-based compensation expense in relation to the consulting service for the year ended September 30, 2010.

On September 28, 2010, the Company’s Board of Directors approved to grant the remaining 50,000 units out of the total 300,000 authorized restricted stock units. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2012 and the second 50% on October 7, 2013 if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of September 28, 2010, which was US$4.56 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

The Company recorded stock-based compensation expense of US$695,758 and US$300,433 for the years ended September 30, 2010 and 2009, respectively.

Management considered that the fair value of outstanding restricted share units is approximate to the market value of the Company’s common stock, as at September 30, 2010, the market value of the Company’s common stock is US$4.82.

As of September 30, 2010, a cumulative total of 634,000 nonvested restricted stock units have been cancelled.

A summary of the restricted stock units activity is as follows:
	Incentive plan on marketing service	2008-09 plan	2010-11 plan	Total
	Number of units	Number of units	Number of units	Number of units

Nonvested units outstanding at September 30, 2008	-	455,750	-	455,750
Granted	-	100,000	250,000	350,000
Cancelled	-	(31,250)	-	(31,250)
Nonvested units outstanding at September 30, 2009	-	524,500	250,000	774,500
Granted	500,000	-	50,000	550,000
Cancelled	(500,000)	(45,750)	(12,750)	(558,500)
Nonvested units outstanding at September 30, 2010	-	478,750	287,250	766,000

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

14.	Commitments and Contingencies

Operating leases- The Company was obligated under operating leases requiring minimum rentals as follows:

Year ending September 30,	US$

2011	1,109,136
2012	760,562
2013	376,057
2014	230,245
On and after 2015	93,267
Total minimum lease payments	2,569,267

Rental expenses under operating leases included in the income statement were US$811,673 and US$372,479 for the years ended September 30, 2010 and 2009, respectively.

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$2,610,641 and US$2,840,864 as of September 30, 2010 and 2009, respectively.

15.	Financial Instruments and Derivatives

The Company does not use derivative financial instruments for speculative or trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The total outstanding foreign currency forward contracts were amounted to US$78,000,000, representing US$39,000,000 selling of U.S. dollars and US$39,000,000 buying of U.S. dollars, as of September 30, 2010. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank. The following table summarizes the Company’s fair value of outstanding derivatives:

	Consolidated	September 30	September 30
	Balance Sheet Presentation	2010	2009
		US$	US$
Derivatives not designated as hedging instruments
Fair value of foreign currency forward contracts	Other current assets	387,351	-

	Other liabilities	174,462	-

The impact on earnings from derivatives activity, including changes in the fair value of derivatives for the years ended September 30, 2010 and 2009 are as follows:

	Presentation of gain or loss	Year ended September 30,
	recognized on derivatives	2010	2009
		US$	US$
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Unrealized exchange gain	387,351	-
	Unrealized exchange loss	(174,462)	-

	Other operating income, net	212,889	-

The realized gain on derivatives included in other operating income by US$ 32,835 and US$Nil during the year ended September 30, 2010 and 2009, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

16.	Stockholders’ Equity

Common Stock

On April 27, 2010, the Company entered into a purchase agreement with Roth Capital Partners, LLC, relating to the public offering of 1,380,000 shares of the Company’s common stock, par value $0.001 per share at a price of $6.10 per share. The Company also granted the investors a 30-day option to purchase up to an additional 207,000 shares of the Company’s common stock for over-allotments, if any. Including the additional shares issued on May 19, 2010 due to over-allotments, the Company issued 1,587,000 shares of common stock in total and raised a total of US$9,680,700 in gross proceeds, which left the Company with US$8,793,463 in net proceeds after the deduction of offering expenses for US$887,237, including the placement agent fee for US$532,439.

17.	Employee Retirement Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which was calculated at a range of 8%-29% of the average monthly salary, was US$1,222,516 and US$626,606 for the years ended September 2010 and 2009, respectively.

According to the Mandatory Provident Fund ("MPF") legislation regulated by the Mandatory Provident Fund Schemes Authority in Hong Kong, with effect from December 1, 2000, the Company is required to participate in a MPF scheme operated by approved trustees in Hong Kong and to make contribution for its eligible employees. The contributions borne by the Company are calculated at 5% of the salaries and wages (monthly contribution is limited to 5% of HK$20,000 for each eligible employee) as calculated under the MPF legislation. The expense related to the MPF in the years ended September 30, 2010 and 2009 amounted to US$19,905 and US$16,434, respectively.

18.	Operating Risk

Concentrations of credit risk, major customers and suppliers- A substantial percentage of the Company’s sales are made to two customers, Sakai Shoten Co., Ltd and Tyco Healthcare Co., Ltd and are typically sold on an open account basis. The sales to Sakai Shoten Co., Ltd. accounted for 12% and 15% of the total net sales for the years ended September 30, 2010 and 2009, respectively, and the sales to Tyco Healthcare Co., Ltd accounted for 10% and 9.9% of the total net sales for the years ended September 30, 2010 and 2009, respectively. Sales to the above customers relate to medical product segment.

A substantial percentage of the Company’s accounts receivable are made of four customers, Tyco Healthcare Co., Ltd, Molnlycke Health Care AB, Richardson Healthcare Ltd. and Sakai Shoten Co., Ltd. The four companies, accounted for 14.38% and 13.54%, 14.11% and 8.20%, 10.98% and 9.22%, 10.34% and 7.20% of the total accounts receivable as of September 30, 2010 and 2009.The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was bad debt recovery of US$17,948 and bad debt expense US$143,436 during the years ended September 30, 2010 and 2009, respectively.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

18.	Operating Risk-Continued

On September 30, 2010 and 2009, the exchange rates of RMB against US dollar were 6.7011 and 6.8290, respectively; the appreciation of RMB against US dollar was 1.87%. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various adverse effects on the Company’s business.

19.	Statutory reserves

According to the laws and regulations in the PRC, the Company is required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxation but before dividend distribution based on the local statutory financial statements of the PRC subsidiaries prepared in accordance with the accounting principles and relevant financial regulations.

The Company’s wholly owned subsidiaries in the PRC are required to allocate at least 10% of its net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriations of enterprise expansion fund are determined at the discretion of its directors.

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

The business of the Company is manufacturing and trading of medical dressings and medical disposables. All of the Company’s sales are from the Company’s operation within PRC, and all of the Company’s long-lived assets are located in PRC. The Company’s sales to customers by geographic destination are analyzed as follows:

	Year ended September 30,
	2010	2009
	US$	US$

Europe - (Note a)	42,277,885	39,599,367
America - (Note b)	24,480,386	18,824,050
PRC	22,307,819	16,601,617
Japan	18,225,952	17,607,093
Others	7,738,609	5,753,476
Total net sales	115,030,651	98,385,603

	Year ended September 30,
	2010	2009
Note a	US$	US$

Europe
Britain	11,531,288	10,761,443
Other countries in Europe	30,746,597	28,837,924
	42,277,885	39,599,367

	Year ended September 30,
	2010	2009
Note b	US$	US$

America
USA	20,083,799	15,501,479
Other countries in America	4,396,587	3,322,571
	24,480,386	18,824,050

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

21.	Segment information

The Company has two reportable segments: medical products (Medical Care, Wound Care) and PurCotton® products. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the years ended September 30, 2010 and 2009 are as follows:

	Year ended September 30,
	2010	2009
	US$	US$
Net Sales:
Segment:
Medical products	104,902,922	92,917,388
PurCotton® products	10,127,729	5,468,215
Consolidated total	115,030,651	98,385,603

Gross Profits:
Segment:
Medical products	31,146,204	26,489,536
PurCotton® products	3,411,155	1,451,684
Consolidated total	34,557,359	27,941,220

Income from operations before taxes:
Segment:
Medical products	14,080,869	11,485,885
PurCotton® products	583,426	(64,709)
Consolidated total	14,664,295	11,421,176

Net Income attributable to Winner Medical Group Inc.:
Segment:
Medical products	12,291,568	8,930,653
PurCotton® products	798,930	197,921
Consolidated total	13,090,498	9,128,574

Depreciation and Amortization:
Segment:
Medical products	3,350,691	3,573,817
PurCotton® products	1,770,376	1,185,275
Consolidated total	5,121,067	4,759,092

	September 30,
	2010	2009
	US$	US$
Total Assets:
Segment:
Medical products	80,906,150	71,599,230
PurCotton® products	38,069,845	32,925,196
Segment total	118,975,995	104,524,426
Reconciliation to consolidated totals:
Elimination of other receivable from inter-segments	-	(3,588,417)
Consolidated total	118,975,995	100,936,009

WINNER MEDICAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

22.	Subsequent events

On October 6, 2010, the Company’s Board of Directors approved the 2011-2013 Restricted Stock Unit Incentive Plan, the "2011-2013 Plan", a stock incentive compensation program for fiscal years 2011 to 2013. This 2011-2013 plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees of the Company’s wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd. (“Shenzhen PurCotton”). The participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

On October 7, 2010, under the 2008-2009 Restricted Stock Unit Incentive Plan, the Company issued 179,507 shares of the Company’s common stock to those entitled employees, representing their eligibility to vest the first 50% of the total number of restricted stock awarded.

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

10.6
Independent Director’s Contract, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Larry Goldman, CPA [incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.7
Independent Director’s Contract, dated as of January 14, 2010, by and between Winner Medical Group Inc. and Lawrence Xiaoxia Pan. [incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on January 15, 2010]

10.8
Independent Director’s Contract, dated as of May 8, 2006, by and between Winner Medical Group Inc. Dr. Horngjon Shieh [incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.9
Indemnification Agreement, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Larry Goldman, CPA [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.10

Indemnification Agreement, dated as of January 14, 2010, by and between Winner Medical Group Inc. and Lawrence Xiaoxia Pan, Esq. [incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on January 15, 2010]

10.11
Indemnification Agreement, dated as of May 8, 2006, by and between Winner Medical Group Inc. and Dr. Horngjon Shieh [incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 11, 2006]

10.12
English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Jianquan Li.  [incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 10-K filed on December 9, 2008]

10.13
English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Xiuyuan Fang.  [incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 10-K filed on December 9, 2008]

10.15
English translation of Employment Agreement, dated January 1, 2008, by and between Winner Industries (Shenzhen) Co., Ltd. and Nianfu Huo.  [incorporated by reference to Exhibit 10.15 to the registrant’s current report on Form 10-K filed on December 9, 2008]

10.16	Registrant’s 2006 Equity Incentive Plan (as amended October 7, 2007) [incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 11, 2006]

10.17
Registrant’s 2008-2009 Restricted Stock Unit Incentive Plan (as adopted October 7, 2007) [incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 11, 2006]

Registrant’s 2010-2011 Restricted Stock Unit Incentive Plan (as adopted October 7, 2010) [incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 11, 2006]

10.18
 Registrant’s 2011-2013 Restricted Stock Unit Incentive Plan (as adopted October 7, 2007) [incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on October 12, 2010]

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