Form 10-Q
period 2010-12-31
WINNER MEDICAL GROUP INC
filed 2011-02-10
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, US$0.001 par value	24,130,247

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three months ended December 31, 2010 and 2009

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Income and Comprehensive Income	F-2
Condensed Consolidated Statements of Stockholders’ Equity	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5 – F-16

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31	September 30
	2010	2010
	US$	US$

ASSETS
Current assets:
Cash and cash equivalents	10,896,741	14,818,179
Restricted bank deposits	102,738	285,119
Restricted broker margin account	2,837,655	-
Held-to-maturity investments	1,518,770	1,497,607
Accounts receivable, less allowances for doubtful accounts of US$194,240 and US$230,200 at December 31, 2010 and September 30, 2010, respectively	19,171,843	15,672,446
Amounts due from affiliated companies	2,529	999
Inventories	21,884,067	15,945,101
Prepaid expenses and other receivables	10,640,347	6,929,066
Income taxes recoverable	-	33,974
Deferred tax assets	393,421	428,741
Total current assets	67,448,111	55,611,232
Property, plant and equipment, net	60,934,103	60,110,367
Investment in equity investees	2,241,068	2,159,784
Intangible assets, net	121,760	125,079
Prepaid expenses and other receivables	1,373,149	637,748
Deferred tax assets	523,735	331,785
Total assets	132,641,926	118,975,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	6,009,912	-
Accounts payable	7,219,825	5,362,155
Accrued payroll and employee benefits	2,807,179	2,393,700
Customer deposits	881,656	687,275
Accrued and other liabilities	3,142,479	3,057,445
Amounts due to affiliated companies	50,153	58,338
Income taxes payable	1,713,575	1,477,212
Total current liabilities	21,824,779	13,036,125

Deferred tax liabilities	43,204	42,699
Total liabilities	21,867,983	13,078,824

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000, issued and outstanding December 31, 2010 –24,130,247 shares; September 30, 2010 –23,950,740 shares	24,131	23,951
Additional paid-in capital	40,435,620	40,154,494
Retained earnings	52,058,278	48,730,034
Statutory reserves	4,585,731	4,585,731
Accumulated other comprehensive income	13,556,996	12,302,762
Total Winner Medical Group Inc stockholders’ equity	110,660,756	105,796,972
Non-controlling interests	113,187	100,199
Total equity	110,773,943	105,897,171

Total liabilities and equity	132,641,926	118,975,995

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31
	2010	2009
	US$	US$

Net sales	33,706,318	29,786,805

Cost of sales	(24,225,307)	(20,354,958)
Gross profit	9,481,011	9,431,847

Other operating income, net	336,784	440,463
Exchange difference, net	(117,785)	(24,380)
Selling, general and administrative expenses	(6,056,065)	(5,323,719)

Income from operations	3,643,945	4,524,211
Interest income	34,540	17,872
Interest expense	(45,287)	(53,846)
Equity in earnings of 50 percent or less owned entities	81,285	(30,322)
Income before income taxes	3,714,483	4,457,915

Income taxes	(373,686)	(581,887)
Net income	3,340,797	3,876,028

Net (income)/loss attributable to non-controlling interests	(12,553)	44,684
Net income attributable to Winner Medical Group Inc.	3,328,244	3,920,712

Comprehensive income:
Net income	3,340,797	3,876,028
Foreign currency translation difference	1,254,669	(172,924)
Comprehensive income attributable to non-controlling interests	(12,988)	44,735

Comprehensive income attributable to Winner Medical Group Inc.	4,582,478	3,747,839

Net income attributable to Winner Medical Group Inc. per share
- basic	0.14	0.18
- diluted	0.14	0.17

Weighted average common stock outstanding
- basic	24,116,281	22,363,675
- diluted	24,498,551	22,473,167

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Equity attributable to Winner Medical Group Inc.
	Common stock		Additional			Accumulated other
	Stock		paid-in	Retained	Statutory	comprehensive	Non-controlling	Total
	outstanding	Amount	capital	earnings	reserves	income	interests	equity
		US$	US$	US$	US$	US$	US$	US$

Balance at September 30, 2009 (restated to reflect 2 for 1 reverse stock split with effectively on October 6, 2009)	22,363,740	22,364	31,166,123	36,797,172	3,428,095	10,717,850	82,815	82,214,419
Issuance of common stock – net of offering costs	1,587,000	1,587	8,791,876	-	-	-	-	8,793,463
Restricted stock units granted	-	-	695,758	-	-	-	-	695,758
Net income/(loss)	-	-	-	13,090,498	-	-	(93,136)	12,997,362
Foreign currency translation difference	-	-	-	-	-	1,584,912	(747)	1,584,165
Transfer to statutory reserves	-	-	-	(1,157,636)	1,157,636	-	-	-
Purchase of non-controlling interests	-	-	(499,263)	-	-	-	111,267	(387,996)
Balance at September 30, 2010	23,950,740	23,951	40,154,494	48,730,034	4,585,731	12,302,762	100,199	105,897,171
Restricted stock units granted	-	-	281,306	-	-	-	-	281,306
Issuance of restricted stock units	179,507	180	(180)	-	-	-	-	-
Net income	-	-	-	3,328,244	-	-	12,553	3,340,797
Foreign currency translation difference	-	-	-	-	-	1,254,234	435	1,254,669
Balance at December 31, 2010	24,130,247	24,131	40,435,620	52,058,278	4,585,731	13,556,996	113,187	110,773,943

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31
	2010	2009
	US$	US$

Cash flows from operating activities
Net income	3,340,797	3,876,028
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	1,308,006	1,184,312
Amortization of intangible assets	6,672	6,460
Loss(gain) on disposal of property, plant and equipment	112,045	(4,245)
Change in fair value of financial instruments, net	130,802	-
Equity in earnings of 50 percent or less owned entities	(81,285)	30,322
Investment income from held-to-maturity investments	(17,780)	-
Stock based compensation expenses	281,306	302,902
Realized gain on financial instruments	(52,719)	-
Deferred tax	(147,628)	44,459
Changes in operating assets and liabilities:
Restricted bank deposits	183,403	(10,149)
Restricted broker margin account	(3,006,208)	-
Accounts receivable	(3,313,866)	(251,542)
Amounts due from affiliated companies	(1,518)	(26,491)
Inventories	(5,750,206)	(39,524)
Prepaid expenses and other receivables	(3,416,788)	(2,360,296)
Income taxes recoverable	34,376	(724)
Accounts payable	1,794,194	568,759
Accrued payroll and employee benefits	385,142	227,742
Customer deposits	186,246	(110,726)
Accrued and other liabilities	46,384	510,467
Amounts due to affiliated companies	(8,875)	(35,218)
Income taxes payable	229,819	(701,814)
Net cash used in/provided by operating activities	(7,757,681)	3,210,722

Cash flows from investing activities
Purchase of property, plant and equipment	(1,341,451)	(1,446,762)
Purchase of intangible assets	(1,894)	-
Deposits paid for property, plant and equipment	(919,485)	(677,348)
Proceeds from disposal of property, plant and equipment	2,270	7,470
Proceeds from disposal of held-to-maturity investments	4,532,445	-
Purchase of held-to-maturity investments	(4,509,312)	-
Net cash used in by investing activities	(2,237,427)	(2,116,640)

Cash flows from financing activities
Proceeds from bank borrowings	6,594,987	-
Repayment of bank borrowings	(612,356)	(2,928,858)
Purchase of non-controlling interests	(105,218)	-
Net cash provided by/used in financing activities	5,877,413	(2,928,858)

Effect of exchange rate changes on cash balance	196,257	(181,634)

Net decrease in cash and cash equivalents	(3,921,438)	(2,016,410)
Cash and cash equivalents, beginning of period	14,818,179	9,493,026
Cash and cash equivalents, end of period	10,896,741	7,476,616

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	45,287	53,846
Income taxes	286,111	1,240,176

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended December 31, 2010 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2010. The Company follows the same accounting policies in preparation of interim reports.

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

The principal activities of the Company and its subsidiaries consist of research and development, manufacturing and trading of medical dressings, medical disposables and PurCotton® products. All activities of the Group are principally conducted by subsidiaries operating in the People’s Republic of China (“PRC”).

3.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). This pronouncement is an authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the effect of ASU 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Net income attributable to Winner Medical Group Inc. Per Share

Net income attributable to Winner Medical Group Inc. per share- Basic net income attributable to Winner Medical Group Inc. per share is computed by dividing net income attributable to Winner Medical Group Inc. available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income attributable to Winner Medical Group Inc. per share gives effect to all dilutive potential ordinary shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  For the three months ended December 31, 2010 and 2009, the basic and diluted net income attributable to Winner Medical Group Inc. per share calculated in accordance with ASC 260 "Earnings Per Share", are reconciled as follows:

	Three months ended December 31
	2010	2009
	US$	US$

Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	3,328,244	3,920,712

Weighted average common stock outstanding	24,116,281	22,363,675

Net income attributable to Winner Medical Group Inc. per share	0.14	0.18

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	3,328,244	3,920,712

Weighted average common stock outstanding	24,116,281	22,363,675

Effect of dilution

Restricted stock	382,270	109,492
Options	-	-

Weighted average common stock outstanding	24,498,551	22,473,167

Net income attributable to Winner Medical Group Inc. per share	0.14	0.17

5.	Held-to-maturity investments

As of December 31, 2010 and September 30, 2010, the Company’s held-to-maturity investment securities portfolio consisted of one product purchased from Industrial and Commercial Bank of China. The product was a money management product and matured on January 6, 2011. The carrying value of the investment security, which approximated to the fair value, was US$1,518,770 and US$1,497,607 as of December 31, 2010 and September 30, 2010, respectively. Interest on these investments was included in interest income by US$17,780 and US$Nil during the three months ended December 31, 2010 and 2009, respectively.

Management evaluates the Company’s investment securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. As of December 31, 2010, the held-to-maturity investment item was not impaired.

6.	Inventories

Inventories by major categories are summarized as follows:

	December 31	September 30
	2010	2010
	US$	US$

Raw materials	9,129,099	5,006,853
Work in progress	6,159,123	4,964,070
Finished goods	6,595,845	5,974,178
	21,884,067	15,945,101

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Credit Facilities and Pledged Assets

The subsidiaries in Shenzhen and Huanggang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

As of December 31, 2010, the Company had approximately $24.91 million bank credit facilities from three commercial banks; and after utilizing bank loans of $6.01 million as of December 31, 2010, there are $18.90 million unused bank credit facilities, consisting of approximately $3.05 million from Shenzhen Branch of China Merchants Bank, approximately $12.08 million from Shenzhen Branch of the Industrial and Commercial Bank of China, and approximately $3.77 million from Huanggang Branch of the Industrial and Commercial Bank of China. The maturities of these facilities are generally up to August 2011. The weighted average interest rates on short-term borrowings for the three months ended December 31, 2010 and 2009 were 4.71% and 5.32% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that at December 31, 2010, buildings with net book values of US$3,819,470 and at September 30, 2010, leasehold land and buildings with net book values of US$6,288,904, have been pledged as collateral for the above facilities.

As of December 31, 2010 and September 30, 2010, the Company had the following short-term bank loans:

	December 31	September 30
	2010	2010
	US$	US$

Bank loans repayable within one year	6,009,912	-

Original currency in Chinese Renminbi	39,801,844	-

Bank loans as of December 31, 2010 are secured by leasehold land and buildings consist of the following:

			December 31,
			2010
			US$
Loan	Loan period	Interest rate
A	2010.10.08-2011.09.18	5.58%	2,264,937
B	2010.10.29-2011.01.29	LIBOR+1%	1,455,041
C	2010.11.05-2011.01.05	LIBOR+0.8%	323,184
D	2010.11.05-2011.02.05	LIBOR+0.8%	252,488
E	2010.12.20-2011.03.20	1.10%	294,767
F	2010.12.20-2011.01.20	1.10%	713,673
G	2010.12.20-2011.02.20	1.10%	705,822
			6,009,912

8.	Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the first quarter. The applicable income tax rate for the Company for the three months ended December 31, 2010 and 2009 was 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for the subsidiary for the three months ended December 31, 2010 and 2009 was 16.5%.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Income Taxes-Continued

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

Winner Medical (Huanggang) Co., Ltd. enjoys its full tax exemption from January 1, 2008, and the 50% tax exemption from January 1, 2010. The preferential tax incentives will expire on December 31, 2012. Winner Medical & Textile Ltd., Chongyang enjoys the 50% tax exemption from January 1, 2008, and will be subject to an enterprise income tax rate of 25% from January 1, 2011. Shanghai Winner Medical Apparatus Co., Ltd. enjoys the 50% tax exemption from January 1, 2009 and will be expired on December 31, 2011.

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd., Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen were separately reported to the local tax office to reflect the different tax incentive status enjoyed by both entities. The applicable income tax rates for Winner Hubei and Winner Tianmen was 12.5% and 25% respectively for calendar years 2009, and was 25% for both entities starting from January 1, 2010.

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained the High and New Technology Enterprise Certificate granted by the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the year end of 2011. The applicable income tax rates for Winner Shenzhen was 15% and 15% for the three months ended December 31, 2010 and 2009, respectively.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd., or “Shenzhen PurCotton” was established.  The applicable income tax rates for Shenzhen PurCotton was 25% for the three months ended December 31, 2010 and 2009.

On September 1, 2010, a wholly-owned subsidiary Beijing PurCotton Technology Co., Ltd., or “Beijing PurCotton” was established.  The applicable income tax rate for Beijing PurCotton was 25% for the three months ended December 31, 2010.

On October 18, 2010, a wholly-owned subsidiary Huanggang Winner Cotton Ltd. was established.  The applicable income tax rate for Huanggang Winner Cotton Ltd. was 25% for the three months ended December 31, 2010.

On November 19, 2010, a wholly-owned subsidiary Guangzhou PurCotton Technology Co., Ltd., or “Guangzhou PurCotton” was established.  The applicable income tax rate for Guangzhou PurCotton was 25% for the three months ended December 31, 2010.

On December 3, 2010, a wholly-owned subsidiary Shanghai PurCotton Technology Co., Ltd., or “Shanghai PurCotton” was established.  The applicable income tax rate for Shanghai PurCotton was 25% for the three months ended December 31, 2010.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Income Taxes-Continued

On October 1, 2007, the Company adopted ASC 740. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until December 31, 2010, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months ended December 31, 2010 and 2009, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Three months ended December 31,
	2010	2009
	US$	US$

Tax calculated at domestic statutory rate (2011: 25%; 2010: 25%)	928,621	1,114,479
Effect of different tax rates in various jurisdictions	50,714	33,070
Effect on opening deferred tax balances resulting from change in applicable tax rate	-	-
Tax effect of preferential tax treatment	(486,220)	(600,322)
Tax effect of expenses not deductible for tax purpose	2,249	451
Tax effect of government subsidies not subject to tax	(81,440)	(24,625)
Tax effect of withholding tax on distributed profits of a PRC subsidiary	-	-
Change in valuation allowance	-	32,614
(Over)/Under provision in previous years	(43,328)	52,197
Others	3,090	(25,977)
	373,686	581,887

9.	Related Party Transactions

During the three months ended December 31, 2010 and 2009, the Company sold goods to L+L Healthcare Hubei Co., Ltd. (“L+L”), an equity investee, for US$4,345 and US$Nil, respectively; purchased goods from L+L for US$45,027 and US$375, respectively. As of December 31, 2010 and September 30, 2010, amount due to L+L were US$37,465 and US$20,363, respectively. As of December 31, 2010 and September 30, 2010, amount due from L+L was US$Nil and US$248 respectively.

During the three months ended December 31, 2010 and 2009, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd. (“Winner Chengdu”), an equity investee, for US$3,155 and US$22,641 and purchased from it for US$17,406 and US$17,964, respectively. As of December 31, 2010 and September 30, 2010, amount due from Winner Chengdu were US$2,529 and US$751, respectively, and amount due to Winner Chengdu were US$12,688 and US$37,975, respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and payable according to the trading credit terms.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	Stock-Based Compensation

Stock-Based Compensation - The Company has adopted ASC 718, ''Compensation-Stock Compensation'', which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. Compensation expense is recognized for those awards that are expected to vest, which the Company’s estimates based upon historical forfeitures.

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

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions, are fully transferable and negotiable in a free trading market, to value its options under the independent director’s contract at the grant date.  Use of an option valuation model, as required by ASC 718 “Compensation—Stock Compensation”, includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.

On February 5, 2010, 10,000 non−qualified options were expired. There was no stock-based compensation cost recorded for the three months ended December 31, 2010 and 2009, respectively. Instead, the total cash compensation costs for independent directors for the three months ended December 31, 2010 and 2009 are US$28,750 and US$18,750, respectively.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	Stock-Based Compensation-Continued

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

On July 27, 2009, the Company’s subsidiary in Shenzhen entered into a 5-year consulting agreement with a consulting firm for receiving consulting services of developing strategies on rolling out the Company’s own branded consumer products in China. Pursuant to the agreement, the Company granted 500,000 restricted stock units from the Company’s 2006 Equity Incentive Plan to the consulting firm for the 5-year services. As of September 18, 2010, both parties decided to terminate the co-operation relationship and mutually waived the share-based compensation terms agreed in previous agreement.

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

Following this incentive plan, the Company granted 300,000 units out of the total 500,000 authorized restricted stock units on October 6, 2010. On each of October 6, 2012, October 6, 2013 and October 6, 2014, a participant will be eligible to vest up to 1/3 of the total number of restricted stock units underlying an award if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. Estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 6, 2010, which was $5.31 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

On October 7, 2010, under the 2008-2009 Plan, the Company issued 179,507 shares of the Company’s common stock to those entitled employees, representing vesting of the first 50% of the total number of restricted stock awarded.

The Company recorded stock-based compensation expense of US$281,306 and US$302,903 for the three months ended December 31, 2010 and 2009, respectively.

Management considered that the fair value of outstanding restricted share units is approximate to the market value of the Company’s common stock, as at December 31, 2010, the market value of the Company’s common stock is US$5.50.

As of December 31, 2010, a cumulative total of 693,868 non-vested restricted stock units have been cancelled. And 179,507 restricted stock units were vested.

A summary of the restricted stock units activity is as follows:

	Incentive plan on marketing service	2008-09 plan	2010-11 plan	2011-13 plan	Total
	Number of units	Number of units	Number of units	Number of units	Number of units

Nonvested units outstanding at September 30, 2009	-	524,500	250,000	-	774,500
Granted	500,000	-	50,000	-	550,000
Cancelled	(500,000)	(45,750)	(12,750)	-	(558,500)
Nonvested units outstanding at September 30, 2010	-	478,750	287,250	-	766,000
Granted	-	-	-	300,000	300,000
Cancelled	-	(59,868)	-	-	(59,868)
Vested	-	(179,507)	-	-	(179,507)
Nonvested units outstanding at December 31, 2010	-	239,375	287,250	300,000	826,625

As of December 31, 2010, the unrecognized stock-based compensation expense for the 2008-2009 Plan, 2010-2011 Plan and 2011-2013 Plan was US$134,259, US$874,133 and US$1,449,160, respectively, which was amount to US$2,457,552.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
Nine months ending September 30, 2011	1,023,878
Year ending September 30
2012	988,586
2013	470,624
2014	232,971
On and after 2015	94,372
Total minimum lease payments	2,810,431

Rental expenses under operating leases included in the statement of income were US$439,430 and US$95,307 for the three months ended December 31, 2010 and 2009 respectively.

Purchase obligations- The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$4,220,911 and US$2,610,641 as of December 31, 2010 and September 30, 2010 respectively.

12.	Fair Value Measurement

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

The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, accounts receivable, deposits and other receivable, other current assets, bank loans, accounts payable, other current liabilities and other liabilities are reasonable estimates of their fair values. These financial assets and liabilities are classified either Level 1 or Level 2 in the fair value hierarchy as of December 31, 2010 and September 30, 2010. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Financial Instruments and Derivatives

The Company uses financial instruments to manage its exposures to movements in foreign exchange rates and commodity prices. The use of these financial instruments modifies the Company’s exposure to these risks with the goal of reducing the risk of cost to the Company. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

Foreign exchange derivatives-The Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign exchange forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The total outstanding foreign exchange forward contracts were amounted to US$36,600,000, representing US$18,300,000 selling of U.S. dollars and US$18,300,000 buying of U.S. dollars, as of December 31, 2010. The Company’s foreign exchange forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank.

The following table summarizes the Company’s fair value of foreign exchange derivatives:

	Condensed Consolidated	December 31	September 30
	Balance Sheet Presentation	2010	2010
		US$	US$

Derivatives not designated as hedging instruments
Fair value of foreign exchange forward contracts	Other current assets	314,061	387,351

	Other liabilities	160,992	174,462

The impact on earnings from derivatives activity, including changes in the fair value of derivatives for the three months ended December 31, 2010 and 2009 are as follows:

	Presentation of gain or loss	Three months ended December 31,
	recognized on derivatives	2010	2009
		US$	US$

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Unrealized exchange gain	211,023	-
	Unrealized exchange loss	(107,672)	-

	Other operating income, net	103,351	-

The realized gain on foreign exchange forward contracts included in other operating income by US$ 68,343 and US$Nil for the three months ended December 31, 2010 and 2009, respectively.

Commodity derivatives-Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. Starting from October 2010, the Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, they are not designated or accounted for as hedging instruments. The commodity financial instruments are valued at fair value. The commodity derivatives require collateral, referred to as margin, in the form of cash. As of December 31, 2010, the Company’s restricted broker margin account was US$2,837,655, net of unrealized loss of US$234,154. Decrease in fair value of commodity financial instruments recorded in other operating income was US$234,154 for the three months ended December 31, 2010. The total outstanding cotton futures contracts were amounted to US$28,871,000, representing US$14,800,000 buying of cotton and US$14,071,000 selling of cotton, as of December 31, 2010, which will mature in less than one year. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under ASC topic 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

The realized gain on commodity financial instruments included in other operating income was US$52,719 for the three months ended December 31, 2010.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to two customers, Sakai Shoten Co., Ltd and Tyco Healthcare Co., Ltd and are typically sold on an open account basis.   The sales to Sakai Shoten Co., Ltd accounted for 13% and 13% of the total net sales for the three months ended December 31, 2010 and 2009, respectively, and the sales to Tyco Healthcare Co., Ltd accounted for 11% and 9% of the total net sales for the three months ended December 31, 2010 and 2009, respectively.

A substantial percentage of the Company’s accounts receivable are made of three customers, Tyco Healthcare Co., Ltd, Heng’an Group Ltd. and Sakai Shoten Co., Ltd.  The three companies, accounted for 16.06% and 14.38%, 11.11% and 4.28%, 10.17% and 10.34% of the total accounts receivable as of December 31, 2010 and September 30, 2010, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was bad debt recovery of US$35,960, and bad debt expense of US$334,430, during the three months ended December 31, 2010 and 2009 respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 1.1% to 5.58%.  Other financial assets and liabilities do not have material interest rate risk.

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

On December 31, 2010 and September 30, 2010, the exchange rate of RMB against US dollar was 6.6227 and 6.7011 respectively; the appreciation of RMB against US dollar was 1.17%. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposables. All of the Company’s sales are from the Company’s operation within PRC, and all of the Company’s long-lived assets are located in PRC. The Company's sales to customers by geographic destination are analyzed as follows:

	Three months ended December 31
	2010	2009
	US$	US$

Europe - (Note a)	9,004,908	8,995,424
America - (Note b)	8,744,507	5,822,712
China	8,220,858	8,136,473
Japan	5,290,775	5,279,039
Others	2,445,270	1,553,157
Total net sales	33,706,318	29,786,805

	Three months ended December 31,
	2010	2009
	US$	US$
Note a

Europe
Britain	1,815,957	2,778,205
Sweden	1,676,257	1,430,036
Other countries in Europe	5,512,694	4,787,183
	9,004,908	8,995,424

	Three months ended December 31,
	2010	2009
	US$	US$
Note b

America
USA	7,299,847	4,662,650
Brazil	999,638	492,333
Other countries in America	445,022	667,729
	8,744,507	5,822,712

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	Segment Information

The Company has two reportable operating segments: medical products (Medical Care and Wound Care) and PurCotton® Products.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three months ended December 31, 2010 and 2009 are as follows:

	Three months ended December 31
	2010	2009
	US$	US$
Net Sales:
Segment:
Medical products	29,214,958	27,264,750
PurCotton® products	4,491,360	2,522,055
Consolidated total	33,706,318	29,786,805

Gross Profits:
Segment:
Medical products	8,114,788	8,421,730
PurCotton® products	1,366,223	1,010,117
Consolidated total	9,481,011	9,431,847

Income from operations before taxes:
Segment:
Medical products	4,044,518	3,822,821
PurCotton® products	(330,035)	635,094
Consolidated total	3,714,483	4,457,915

Net Income attributable to Winner Medical Group Inc.:
Segment:
Medical products	3,533,342	3,359,107
PurCotton® products	(205,098)	561,605
Consolidated total	3,328,244	3,920,712

Depreciation and Amortization:
Segment:
Medical products	815,663	791,982
PurCotton® products	499,015	398,790
Consolidated total	1,314,678	1,190,772

	December 31,	September 30,
	2010	2010
	US$	US$
Total Assets:
Segment:
Medical products	89,694,317	80,906,150
PurCotton® products	46,125,716	38,069,845
Segment total	135,820,033	118,975,995
Reconciliation to consolidated totals:
Elimination of other receivable from inter-segments	(3,178,107)	-
Consolidated total	132,641,926	118,975,995

17.	Subsequent events

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

Overview

Winner Medical’s business operations consist of the manufacturing and marketing, researching and developing of cotton-base medical dressings and medical disposables, as well as consumer products. The Company has twelve wholly-owned operating subsidiaries and three joint ventures, all located in China. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical dressings and medical disposables, which consist of medical care and wound care, as well as PurCotton products, which are produced from a spunlace, natural cotton nonwoven material. The Company manufactures its products in China and sells its medical dressings and medical disposables both in China and abroad, with Europe, the United State and Japan serving as the top three markets. The Company also sells its PurCotton® jumbo rolls in both China and abroad, and PurCotton® finished consumer products mainly in China.

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended December 31, 2010 and 2009, and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986.

On December 16, 2005, the Company completed a reverse acquisition transaction with Winner Group Limited whereby the Company issued to the stockholders of Winner Group Limited 42,280,840 shares of its common stock in exchange for all 1,143,000 shares of the issued and outstanding capital stock of Winner Group Limited. These 42,280,840 shares had been restated to 21,140,420 shares in the Company’s financial statements to reflect a 1-for-2 reverse stock split on October 6, 2009. Upon effectiveness of the reverse stock split, the outstanding and issued shares were approximately 22,363,740 shares, after rounding up fractional shares. On April 30 and May 19, 2010, the Company completed a public offering of 1,587,000 shares of common stock at a price of $6.10 per share. Following this public offering, the total outstanding and issued shares were approximately 23,950,740 shares. On October 7, 2010, under the 2008-2009 Restricted Stock Unit Incentive Plan, the Company vested 179,507 units of restricted stock to eligible participants. Following the issuance of the restricted stock, the total outstanding and issued shares were 24,130,247 shares.

The Company’s common stock is quoted under the symbol “WWIN” on Nasdaq Global Market. The CUSIP number is 97476P204. Effective October 8, 2009, the Company migrated from the OTC Bulletin Board to the New York Stock Exchange AMEX, changing its symbol from “WMDG.OB.” to “WWIN.” Effective April 6, 2010, the Company migrated from the New York Stock Exchange AMEX to NASDAQ Global Market, under the same symbol of “WWIN.”

Business Operations

Winner Medical’s present business operations commenced February 1991 and it conducts its manufacture and marketing through its operating subsidiaries located in China. The Company generates revenue through domestic (China) and foreign sales of a variety of medical dressings and medical disposables, which include medical care, wound care and home care products, such as gauze, wound dressings, disposable drapes, surgical gowns, face masks, cotton balls, etc. and PurCotton® products, 100% natural cotton non-woven fabric made products which consist of dry and wet tissues, beauty pads, baby wears, cleansing wipes, etc.

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

The Company promotes its PurCotton® retail products via its own marketing and sales efforts in the Chinese marketplace. Its product categories contain four types of PurCotton® branded personal products and healthcare supplies. The main distribution channels are presently Company-owned chain stores (PurCotton stores), online sales and wholesale to large customers. However, these distribution channels will require higher levels of capital expenditure, such as for inventory, rent, deposits and salary for sales forces, than the Company’s medical business. As such, the Company’s margins may be impacted in the short-term, as this is a new business model and requires a significant level of start-up investment.

Industry Wide Trends Relevant to the Company’s Business

The medical dressings and medical disposables manufacturing markets are continually evolving due to technological advances and new demands in the healthcare industry. The Company believes the trends in the industry towards improving medical care and higher quality patient conditions, changes in patient treatment approaches and technological advances will impact favorably on the demand for its products. The Company anticipates that these factors will result in a growth in sales of medical dressings and medical disposables and increased revenue for the Company.

The export of medical dressings and medical disposables from China has grown rapidly over the last few years. The Company believes that its sales volumes over the next five years will grow in correlation to the growth of medical dressings and medical disposables export from China.

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

Another industry trend or consumption pattern in the Company’s industry is that hospitals are increasingly looking to reduce their costs. Hospitals reduce costs by seeking alternative products that increase efficiency or reduce labor costs. For example, disposable catheters reduce the need for frequent changes of diapers and bed sheets. Other popular disposables used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothing and accessories. The Company believes the demand for cost-effective products and healthcare solutions and an increasing emphasis on health worldwide will bring an increase in the demand for medical instruments, medical dressings and medical disposables.

The Company believes that there is a geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries, where labor and manufacturing costs are generally lower. As a result of the relatively low cost structure and rapid development of the Chinese economy, some foreign multinational companies are entering the Chinese market to seek suppliers to produce their goods. The Company believes that having more large multinational healthcare companies seeking suppliers to produce their products in China will benefit the Company. In addition, the Company is negotiating with several large healthcare companies in developed countries which intend to outsource some of their production lines.

The Company estimates that China’s local market demand for medical dressings and medical disposables will continue to grow. This presents a significant opportunity for the Company. The Company is developing a distribution network to capture opportunities in China, mainly through local distributors, over-the-counter drugstore chains, and direct sales to hospitals. In order to better develop this market, certain employees have been placed in charge of communicating with local distributors in some major cities, such as Guangzhou, Fuzhou, Chengdu, Chongqing, Wuhan, Fuzhou, Shanghai, Beijing and Shenyang. The Company also sells directly to hospitals in Hong Kong.

Also affecting the Company’s industry is the growing sensitivity towards protecting the environment and increased health concerns, as consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables usually contain materials like rubber and polyester, which may result in restrictions on the purchase of these products under environmental protection regulations. At the same time, such materials are not biodegradable and are composed of petroleum, a non-renewable energy resource. In recent years, cases of melamine-tainted milk, recycled edible oil and contaminated vegetables have significantly raised consumers’ awareness about the environment they live in, the food they eat, and the products they use. The Company believes this trend will strengthen one of its competitive advantages because its new PurCotton® products are primarily made of natural cotton and manufactured in an environmentally-friendly fashion. The Company believes its PurCotton® products will be medium- to long-term growth contributor to its revenue, because they can be applied to consumer products as well as to the medical industry.

Competition

The Company competes based upon manufacturing capacity, product quality, product cost, ability to produce a diverse range of products and logistics capabilities.

For the international competitors in medical dressings and medical disposables products, the Company views the following companies as its most significant competitors:

•
Competitors based in China. For the overseas market, the Company’s competitors based in China primarily include: Shenzhen Aumei, Zhejiang Zhende Medical Dressing Co., Ltd., Jiangsu Province Jianerkang Medical Dressing Co., Ltd., and Qingdao Hartmann Medical Dressing Co., Ltd. These competitors tend to have lower labor costs, but the Company believes that their products are of lower quality and often lack diversity, and these competitors are not as strong in brand building and operational and financial management.

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

For Chinese domestic sales, the Company’s core competitor is Henan Piao’an Group Co., Ltd., which tends to maintain stronger relationship with hospitals since its main operations are based in China and its operation is larger in the Chinese market. However, the Company’s quality control system and sterilization technology tend to be better accepted by hospitals.

For its PurCotton business, the Company believes that its material and manufacturing processes produce products that are healthy, soft, comfortable and environmentally-friendly. The Company targets mid- to high-end female consumers and families with babies who are concerned about their skin and health and would prefer to buy premium products. However, the PurCotton retail business is new to the market, and the Company has to spend a significant amount of time and effort cultivating and educating its customers. Furthermore, the Company believes PurCotton raw material could replace medical gauze and medical synthetic nonwoven products. However, due to the need for clinical examinations and certificate approvals, the Company projects that it will take time to secure product acceptance from hospitals.

Competitive Advantages

The Company’s customers in the medical industry employ high quality standards, since product quality and safety are their primary consideration.  They perform strict factory and production system verification and product quality testing on their target suppliers. Once a supplier passes these tests, it is costly to switch to another.  Compared with the Company’s competitors, its competitive advantages include the following:

•
Sound quality management system and certificates obtained. The Company has already established three quality management systems: ISO9001:2000 quality management system, ISO13485:2003 medical devices quality control system and 21CFR Part 820, Medical Device Quality System Regulation. Currently, most of the Company’s products have obtained European Union CE Certificates. The Company’s remaining products are not required to obtain European Union CE certificates because these products are neither medical related products nor sold in the international marketplace. The Company’s products imported into the United States are registered with the FDA. The Company has 47 types of products listed with the FDA, and it is proud to have FDA clearance to import sterilized products into the United States. Among those products are sterilization pouches and face masks, for which 510(k) premarket notifications were filed and which have received orders of substantial equivalence from the FDA. Japanese certificates, which are awarded to individual factories, have been granted to Winner Medical’s Shenzhen, Jiayu, and Chongyang factories, which are all qualified and entitled to export products directly to Japan.

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

•
Innovation. The Company is dedicated to invest in research and development to drive innovation. The Company concentrates on innovation in value added features for its medical dressings and medical disposables. It also focuses on the PurCotton manufacturing process to improve product quality and enhance efficiency, and continues to expand its PurCotton production line through line extensions and value-added features. The Company has already obtained invention patents in China, the United States, Russia, Singapore, South Africa, Mexico, Nigeria, the Philippines and member states of the European Patent Office for the invention of 100% spunlace cotton nonwoven manufacturing process.

Strategy

The Company’s primary business strategy is to achieve annual growth in revenue by building its brand and reputation. The Company seeks to implement its business strategy by focusing on:

•
Marketing Its Own Winner® Medical Branded Products in China. The surgical dressings and medical disposables market in China is expanding quickly. The Company believes that the demand for medical dressing and disposable products in China will experience rapid growth in the future as the Chinese government reforms the healthcare system. The Company believes that these factors will create opportunities for companies, such as Winner Medical, that already follow such strict conduct and quality control regulations.

During the three months ended December 31, 2010, approximately 11.07% of the Company’s sales revenue was generated from medical sales in the Chinese market, and the Company believes this percentage will increase in the future. The Company sells medical products to hospitals, local distributors and chain drugstores.

•
Marketing and Expanding PurCotton® Consumer Products. The PurCotton, spunlace, cotton nonwoven products are expected to have advantages over woven cotton or synthetic nonwoven fabric, as they are natural, safe, strong, durable, healthy, eco-friendly and of high quality. The Company has been capitalizing its patented spunlace manufacturing process, which treats raw cotton into nonwoven cotton fabric to produce PurCotton® products at a lower cost than woven cotton products, to gain advantages on providing quality products with viable costs. Patent applications covering the invention of the spunlace process for treating raw cotton into nonwoven process have been made in more than 50 countries and regions.

In order to build and market the PurCotton® brand in China, the Company established a wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd., “Shenzhen PurCotton”, to sell PurCotton® branded products, whose function is to monitor and centralize the entire retail business in the Chinese market for brand building, marketing, product development and design, packaging and purchasing. In September, November and December 2010, Shenzhen PurCotton established three 100% owned subsidiaries: Beijing PurCotton Technology Co., Ltd.,  “Beijing PurCotton”, Guangzhou PurCotton Technology Co., Ltd., “Guangzhou PurCotton”, and Shanghai PurCotton Technology Co., Ltd.,  “Shanghai PurCotton”, respectively. Beijing PurCotton mainly operates and markets distribution channels in northern China, as well as builds and develops its own B2C website. Guangzhou PurCotton and Shanghai PurCotton are responsible for channel development in southern and eastern China, respectively.

The major distribution channels for these products include chain stores (PurCotton stores), online sales and wholesale to large customers and the Company will diversify its sales channels and product categories in the future in a strategic manner. These PurCotton stores are mainly located in high-end shopping malls with high foot-traffic. Its product categories includes four types of PurCotton® branded personal products and healthcare supplies, which include feminine care products, mother and baby products, home care products and medical care products. The projected average total expenditure of each store, with sizes ranging from 50 to 180 square meters, is approximately $40,000 to $60,000, which includes the lease, deposit, build out, instruments, inventory stocking and one month salary for salespersons. In July 2010, the Company established its first online PurCotton store at http://purcotton.mall.taobao.com, featuring its entire array of products on Taobao.com, the largest online trading platform in China. This is the Company’s first initiative to establish PurCotton B2C online stores in order to address the consumers’ evolving shopping preferences. In September 2010, the Company also built its own B2C trading website, www.purcotton.com, which is co-branded through its retail stores.

In order to motivate its retail business team, on October 6, 2010, the Board of Winner Medical granted three hundred thousands (300,000) stock unit awards to key employees and officers of Shenzhen PurCotton and two hundred thousand (200,000) stock units reserved for further grant to new vital employees and to existing employees of Shenzhen PurCotton who have made significant contributions.

During the three months ended December 31, 2010 and 2009, sales revenue from PurCotton® products, which includes PurCotton wholesale and retail sales both in China and abroad, reached approximately $4,491,000, or 13.32% of total sales revenue, and $2,522,000, or 8.47% of total sales revenue, respectively.

•
Focus on higher margin products. Regarding its long term plan, the Company is executing a systematic plan for the marketing and sale of higher margin and higher value-added medical dressing products and PurCotton® consumer products.

Favorable Chinese government actions

•
Chinese Healthcare Reform. The Chinese government announced RMB 850 billion healthcares spending in 2009, 2010 and 2011 to reform the healthcare system in order to greatly improve the accessibility to and desire for medical care. The Chinese government’s increased spending in the medical devices sector is a driving force of the Company’s future development.

•
Increased Government Subsidies. The Chinese government has increased the subsidies to private enterprises to stimulate innovation, research and development, brand promotion and management improvement and the Company has been receiving these government subsidies which benefit the Company’s operation

•
VAT Tax Reform. The Chinese government reformed its policy on Value Added Taxes, VAT, for purchased machinery. Starting from January 1, 2009, the 17% input VAT for machinery is eligible for a reimbursement. This new policy will reduce the Company’s cost of technical improvements for equipment and on the purchase of machines.

•
Tax Rebate Policy. The Chinese State Ministry of Finance and State Ministry of Taxation announced that as of June 1, 2009, the tax rebate rate for exports of medical dressing and related products would be increased by two percent. Effective June 1, 2009, the tax rebate rate for exports of all the Company’s medical dressing products and certain types of medical equipment will increase from 13% to 15%; the tax rebate rate for exports of the Company’s plastic and glass products will increase from 11% to 13%.

Recent Developments

In November, 2010, Winner Medical received the Shenzhen Baoan District Quality Award from the Market Supervision Administration of Shenzhen Municipality, having undergone a rigorous evaluation by an independent board of examiners. The Award recognizes Winner Medical’s management team and quality, and affirms the Company is operating at a global management level and is able to compete with world-class organizations.

In December, 2010, one of Winner Medical’s subsidiaries, Huanggang Winner Cotton Co., Ltd., “Huanggang Cotton”, was awarded a Cotton Processing Certificate by the State Development and Reform Commission. With this license, Winner Medical can process its own cotton seed and expand its vertically integrated operating process upstream, thus gaining more stringent quality controls over its products

Results of Operations

Comparison for the Three Months Ended December 31, 2010 and 2009

The following sets forth certain of the Company’s income statement information for the three months ended December 31, 2010 and 2009.

Comparison of the Three Months Ended December 31, 2010 and 2009
(All amounts, other than percentages, in thousand of U.S. Dollars)

	THREE MONTHS ENDED 12/31/10		THREE MONTHS ENDED 12/31/09
Item	In Thousand	As a Percentage	In Thousand	As a Percentage	Amount Change	% Change
Sales Revenue	$33,706	100.00%	$29,787	100.00%	$3,919	13.16%
Cost of Sales	$24,225	71.87%	$20,355	68.34%	$3,870	19.01%
Gross Profit	$9,481	28.13%	$9,432	31.66%	$49	0.52%
Other Operating Income, Net	$337	1.00%	$440	1.48%	$-103	-23.41%
Exchange Difference, Net	$118	0.35%	$24	0.08%	$94	391.67%
Selling, General and Administrative Expenses	$6,056	17.97%	$5,324	17.87%	$732	13.75%
Income from Operations	$3,644	10.81%	$4,524	15.19%	$-880	-19.45%
Interest Expense	$45	0.13%	$54	0.18%	$-9	-16.67%
Interest Income	$35	0.10%	$18	0.06%	$17	94.44%
Investment Yields	$81	0.24%	$-30	-0.10%	$111	370.00%
Income Tax	$374	1.11%	$582	1.95%	$-208	-35.74%
Net Income Attributable to Winner Medical Group Inc	$3,328	9.87%	$3,921	13.16%	$-593	-15.12%

Product Information

Winner Medical is a diversified manufacturer and marketer of cotton-base medical dressings and medical disposables, as well as consumer products. In three months ended December 31, 2010, the Company’s operations were conducted in two operating segments by products. The Company’s operation, on-site management, internal reporting and performance assessments are conducted within each of the following two identified product segments:

•	Medical Products (Medical Care and Wound Care)
•	PurCotton® Products (Personal Products and Healthcare Supplies)

The following table illustrates the operating results for each product types for the three months ended December 31, 2010 and 2009.
(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products			Consolidated
Item	Three Months Ended on 12/31/10	Three Months Ended on 12/31/09	Three Months Ended on 12/31/10		Three Months Ended on 12/31/09	Three Months Ended on 12/31/10	Three Months Ended on 12/31/09
Revenue	$29,215	27,265		$4,491	2,522	$33,706	29,787
Gross Profit	$8,115	8,422	$	*1,366	1,010	$9,481	9,432
Gross Margin	27.78%	30.89%		30.42%	40.05%	28.13%	31.66%
Income (Loss) from Operations Before Taxes	$4,044	3,823		$-330	635	$3,714	4,458
Net Income attributable to Winner Medical Group Inc.	$3,533	3,359	$	*-205	562	$3,328	3,921
Profit Margin	12.09%	12.32%		-4.56%	22.28%	9.87%	13.16%

*Note: Gross profit and net loss for PurCotton retail business were $479,000 and $539,000 for the three months ended December 31, 2010, respectively. For details regarding the fluctuation of gross margin and net loss of PurCotton® products, please refer to the discussion relating to Net Income Attributable to Winner Medical Group Inc. below.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the three months ended December 31, 2010 and 2009. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Regions for the three months ended December 31, 2010 and 2009
(All amounts, other than percentages, in thousand of U.S. dollars)

	Three Months Ended on 12/31/10 in Thousand	As a Percentage of Total Revenues	Three Months Ended on 12/31/09 in Thousand	As a Percentage of Total Revenues	Amount Change in Thousand	As a Percentage Change
Europe	9,005	26.72%	8,995	30.20%	10	0.11%
Britain	1,816	5.39%	2,778	9.33%	-962	-34.63%
Sweden	1,676	4.97%	1,430	4.80%	246	17.20%
Others	5,513	16.36%	4,787	16.07%	726	15.17%
North and South America	8,745	25.94%	5,823	19.55%	2,922	50.18%
U.S.A.	7,300	21.65%	4,663	15.66%	2,637	56.55%
Brazil	1,000	2.97%	492	1.65%	508	103.25%
Others	445	1.32%	668	2.24%	-223	-33.38%
China*	8,221	24.39%	8,136	27.31%	85	1.04%
Japan	5,291	15.70%	5,279	17.72%	12	0.23%
Others	2,444	7.25%	1,554	5.22%	890	57.27%
Total	33,706	100.00%	29,787	100.00%	3,919	13.16%

*Note: Sales to the Chinese market include medical sales to hospitals and chain drug stores, as well as PurCotton wholesale and retail businesses.

Sales Revenue

Sales revenue increased by approximately $3,919,000, or 13.16%, to approximately $33,706,000 for the three months ended December 31, 2010 from approximately $29,787,000 for the three months ended December 31, 2009. Meanwhile, when compared with total sales of $28,242,000 in the fourth quarter of 2010, the total sales in the first quarter of 2011 increased by $5,464,000. The Company raised the selling price of its products in response to the increased cost of cotton, its major raw material under the circumstances that a nation-wide increasing inflation pressure faced China. Despite pricing pressure brought by the soaring cost of raw materials, the Company’s sales were approximately $8,716,000, $11,563,000 and $13,427,000 in October, November and December 2010, respectively, compared with $9,022,000, $9,911,000, and $10,854,000 in the same period of 2009. The increase in sales revenue was mainly attributable to increased sales orders from (1) existing customers in North and South America, particularly the U.S. and Brazil, and (2) domestic consumers for PurCotton® products in China.

Sales were lower in October 2010 with approximately $8,716,000, but started picking up in November and December 2010, ending with approximately $13,427,000 for the month of December, representing an increase of approximately $4,711,000 compared to that in October 2010. The reasons for such a trend lie in the fact that cotton is the core component of the Company’s raw material. Due to the cost pressure brought by the rising cotton prices, the Company raised the selling price of its products in October. However, customers’ acceptance of higher prices lagged behind the increased cost experienced by the Company, because our customers delayed purchases and utilized their existing inventories for a short period of time. Now, customers have largely depleted their inventories and are accepting the higher prices, resulting in an increase in our product sales in November and December.

The net sales to customers in North and South America were approximately $8,745,000 for the three months ended December 31, 2010, an increase of 50.18% compared to approximately $5,823,000 during the same period of 2009. The motive to seek lower product costs with unchanged quality along with aging demographics in this area and healthcare reform in the U.S. are continuously driving large healthcare and medical institutions to outsource their production. As a result, the Company managed to capture these opportunities to increase its sales revenue by cooperating closely with some of these large corporations. The Company expects that this favorable trend to the Company will continue for the foreseeable future and the Company will pursue deeper penetration into the North and South American markets.

Revenue from PurCotton® products increased by approximately $1,969,000, or 78.08%, to approximately $4,491,000 for the three months ended December 31, 2010 from approximately $2,522,000 for the three months ended December 31, 2009. PurCotton sales include wholesale business of jumbo roll to customers in China and Japan and sales of finished medical products to hospitals as well as retail business whose distribution channels include chain stores, online sales and wholesale to large customers in China. Revenue generated from PurCotton jumbo rolls was $3,552,000 for the three months ended December 31, 2010, an increase of 39.18%, compared to $2,522,000 for the three months ended December 31, 2009. Revenue generated from the retail sales of PurCotton® products was $939,000 for the three months ended December 31, 2010, compared to $Nil for the three months ended December 31, 2009 because the first PurCotton chain store was opened on December 31, 2009.

As of February 10, 2011, the Company owns and operates 29 PurCotton chain stores in first-tier cities all over China, including four in Beijing, the capital of China, four in Shanghai and 21 stores in Guangdong province where the Company’s headquarters is located. Four stores were closed because the Company eliminated those with unsatisfactory performance. During the first quarter of 2011, seven new chain stores were opened, which have tiny contribution to the revenue but incurred expenses for the three months ended December 31, 2010.

Cost of Goods Sold

The Company’s cost of goods sold increased by $3,870,000, to $24,225,000, for the three months ended December 31, 2010, from $20,355,000 for the three months ended December 31, 2009. The costs of sales as a percentage of net revenues were 71.87% and 68.34% for the three months ended December 31, 2010 and 2009, respectively. The increase as percentage of revenue was mainly attributable to the increase of cotton price, the core component of the Company’s raw material.

Gross Profit

The Company’s gross profit increased by $49,000 to $9,481,000 for the three months ended December 31, 2010, from $9,432,000 for three months ended December 31, 2009. Gross profit as a percentage of net revenues was 28.13% for the three months ended December 31, 2010, which decreased compared with 31.66% for the three months ended December 31, 2009.

The decrease in gross margin was mainly attributable to the increased cost of cotton in the first quarter of 2011 under a macro-economy with higher inflation rate, compared with that in the same period of last year. Due to the cost pressure brought by rising cotton prices, the Company raised the selling price of its products in October. However, customers’ acceptance of higher prices lagged behind the increased cost experienced by the Company, because customers delayed purchases and utilized their existing inventories for a short period of time. Now, customers have largely depleted their inventories and are accepting the increased prices, resulting in an increase in its product sales in November and December. Because of the lag between increased cotton cost and customers’ acceptance of higher sales prices, the Company experienced a lower gross margin than that in the same period last year. Furthermore, in the three months ended December 31, 2009, the sales of high margin protective products such as PurCotton mask and isolation gown increased as a result of an outbreak of H1N1. The Company did not enjoy as much contribution from these high-margin products in the first quarter of 2011, which resulted to a decrease in gross margin.

Other Operating Income, Net

The Company’s other operating income, net, for the three months ended December 31, 2010, decreased $103,000 to $337,000, from $440,000 for the three months ended December 31, 2009. Other operating income, net mainly consists of sales of leftover materials, government subsidies, which are financial incentives awarded by the PRC local government to the Company, and change in fair value of foreign currency forward contracts.

Exchange Difference, Net

The Company’s exchange difference, net, for the three months ended December 31, 2010, increased $94,000 to a loss of $118,000, from a loss of $24,000 for the three months ended December 31, 2009. The increase was mainly due to the fact that the RMB appreciated against the US Dollar for the three months ended December 31, 2010 compared with the same period last year. During three months ended December 31, 2010 and 2009, the average exchange rates of RMB against US Dollar were 6.6529 and 6.8286 respectively; the appreciation of RMB against US Dollar was 2.57%. The Company expects that the exchange rate of RMB against the US Dollar will continue to appreciate in the future. In order to minimize the currency exchange rate risk, the Company is (1) reinforcing and expanding its businesses in the China market, (2) inserting clauses on contracts that the selling price is subject to the fluctuation of currency and the price of raw materials, and (3) entering into several foreign currency forward contracts with a commercial bank to hedge future trade receipts in US Dollars against RMB. As of December 31, 2010, the total outstanding foreign currency forward contracts amounted to $36,600,000, comprised of $18,300,000 for the purchasing US dollars and $18,300,000 for the sale of US dollars, which is intended to provide some degree of hedge against currency fluctuations.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased $732,000 to $6,056,000 for the three months ended December 31, 2010 from $5,324,000 for the three months ended December 31, 2009. As a percentage of net revenues, the Company’s selling, general and administrative expenses slightly increased to 17.97% for the three months ended December 31, 2010 from 17.87% for the three months ended December 31, 2009. The increase of selling, general and administrative expenses was primarily due to the increase of salary and leasing expenses compared to the same period of last year.

Sales and administrative staff cost increased by $611,000, or 48.75% during the three months ended December 31, 2010, compared to the same period last year. This increase was primarily due to a $417,000 increase in staff costs incurred for the opening of PurCotton chain stores, compared with the same period last year. Other than this increase, the net increase of compensation of sales personnel and administrative staff was $194,000 during the three months ended December 31, 2010.

Leasing expense for the Company increased by $296,000 during the three months ended December 31, 2010 compared with the same period last year. The increase was mainly attributable to the opening of PurCotton chain stores compared with the same period last year.

Interest Expenses

Interest expenses decreased to approximately $45,000, 0.13% of total revenue, for the three months ended December 31, 2010, as compared to approximately $54,000, 0.18% of total revenue, for the same period of 2009, a decrease of approximately $9,000, or 16.67%. The Company’s interest expense relates to bank loans that are primarily used to maintain daily operations. The percentage decrease of interest expense was mainly due to a decrease in the Company’s comparatively low average outstanding balance of bank loans.

Income taxes

The Company’s income tax provision for the three months ended December 31, 2010 was $374,000 as compared to $582,000 for the three months ended December 31, 2009, a decrease of $208,000. Income tax as a percentage of income before income taxes was 10.07% for the three months ended December 31, 2010, compared with 13.06% for the same period last year. This decrease was primarily due to a tax deduction accrued in the reporting quarter for 150% tax deductible preferential policy applicable to Winner Medical’s research and development expense which such an accrual was not made in the same period last fiscal year.

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

	Calendar Year Ended December 31	Calendar Year Ending December 31
	2010	2011	2012	2013	2014
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical(Huanggang) Co., Ltd.	12.5%	12.5%	12.5%	25%	25%
Winner Medical & Textile Ltd. Chongyang	12.5%	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	12.5%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd.	15%	15%	25%	25%	25%
Shenzhen PurCotton Technology Co., Ltd.	25%	25%	25%	25%	25%
Huanggang Winner Cotton Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Technology Co., Ltd	25%	25%	25%	25%	25%
Guangzhou PurCotton Technology Co., Ltd.	25%	25%	25%	25%	25%
Shanghai PurCotton Technology Co., Ltd	25%	25%	25%	25%	25%

*For years 2012, 2013 and 2014, the preferential tax rate of 15% will be subject to whether Winner Shenzhen can successfully renew the High and New Technology Enterprise Certificate which was awarded in 2009.

In October 2006, for the purpose of improving operational efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei,” merged with Winner Medical & Textile Ltd., Tianmen, “Winner Tianmen.” Income from Winner Hubei and Winner Tianmen were separately reported to the local tax office to reflect the different tax incentive status enjoyed by both entities. The applicable income tax rates for Winner Hubei and Winner Tianmen was 12.5% and 25%, respectively, for the calendar year 2009, and was 25% for both entities starting from January 1, 2010.

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., "Winner Shenzhen,” obtained the High and New Technology Enterprise Certificate granted by the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the year end of 2011. The applicable income tax rate for Winner Shenzhen was 15% for the calendar years ending December 31, 2010 and 2009. For the calendar years 2012 and 2013, the tax rate will be subject to whether Winner Shenzhen obtains the High and New technology Enterprise Certificate status.

Winner Medical (Hong Kong) Limited was incorporated in January 2008, and its applicable statutory tax rate for each of the three months ended December 31, 2010 and 2009 was 16.5%.

No provision for US tax was made as the Company had no assessable income in the US for the three months ended December 30, 2010 and 2009. The enterprise income tax in the U.S. was 34%.

On December 7, 2009, a wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd., “Shenzhen PurCotton,” was established. The applicable income tax rate for Shenzhen PurCotton was 25% for the three months ended December 31, 2010.

On September 1, 2010, a wholly-owned subsidiary, Beijing PurCotton Technology Co., Ltd., “Beijing PurCotton,” was established. The applicable income tax rate for Beijing PurCotton was 25% for the three months ended December 31, 2010.

On October 18, 2010, a wholly-owned subsidiary Huanggang Winner Cotton Co., Ltd. was established. The applicable income tax rate for Huanggang Winner Cotton Co., Ltd. was 25% for the three months ended December 31, 2010.

On November 19, 2010, a wholly-owned subsidiary Guangzhou PurCotton Technology Co., Ltd., or “Guangzhou PurCotton” was established. The applicable income tax rate for Guangzhou PurCotton was 25% for the three months ended December 31, 2010.

On December 3, 2010, a wholly-owned subsidiary Shanghai PurCotton Technology Co., Ltd., or “Shanghai PurCotton” was established.  The applicable income tax rate for Shanghai PurCotton was 25% for the three months ended December 31, 2010.

Non-controlling interest

The Company’s financial statements reflect an adjustment to its consolidated group net income equal to a gain of $13,000 and a loss of $45,000 in the three months ended December 31, 2010 and 2009, respectively. In the three months ended December 31, 2010, third party non-controlling interests reflected in 40% interest in Winner Medical (Hong Kong) Limited. While in the three months ended December 31, 2009, third party non-controlling interests reflected in 40% interests in Winner Medical (Hong Kong) Limited and 40% in Shanghai Winner Medical Apparatus Co., Ltd., which suffered a loss during the same quarter of 2010. The numbers of third party non-controlling difference due to the fact that on September 13, 2010, the Company’s wholly-owned subsidiary, Winner Industries (Shenzhen) Co., Ltd. purchased 40% of Shanghai Winner Medical Apparatus Co., Ltd. from the third party.

Net income attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. decreased to approximately $3,328,000 for the three months ended December 31, 2010, as compared to approximately $3,921,000 for the same period of 2009, a decrease of approximately $593,000, or approximately 15.12%. Net income as a percentage of sales revenue was 9.87% for the three months ended December 31, 2010, compared with 13.16% for the same period last year. The net income shared a same trend with sales performance and gross profit as below:

(1) the lag between increased raw material costs and customer acceptance of higher sales prices. Customers delayed purchases and utilized their existing inventories for a short period of time. Now, customers have largely depleted their inventories and are accepting the increased prices, resulting in an increase in our product sales in November and December of 2010;

(2) in the three months ended December 31, 2009, sales of high margin protective products such as PurCotton masks and isolation gowns increased as a result of an H1N1 outbreak. The Company did not enjoy as much contribution from these high-margin products in the quarter ended December 31, 2010, which also contributed to this decrease in net income, and

(3) gross profit of the Company’s PurCotton retail business for the three months ended December 31, 2010 was $479,000. Net loss for the retail segment was $539,000 in the three months ended December 31, 2010 due to start up expenditures, including market research expenses, product development expenses, leasing fees, salary expenses, and expenditures relative to the Company’s own B2C website development, expenses which were not incurred in the same period of 2009. PurCotton retail business losses combined with net income from the PurCotton wholesale business results in a net loss of $205,000 for all PurCotton® product sales.

Although the gross profit and net profit were adversely affected by the soaring cost of the Company’s major raw materials, the Company has been dedicated to creating value by delivering outstanding sales and has been working to develop and market more high-margin medical and PurCotton® consumer products as well as expanding sales to new markets within China.

Inventory turnover

The Company’s inventory increased to approximately $21,884,000 as of December 31, 2010, as compared with approximately $15,945,000 as of September 30, 2010, an increase of approximately $5,939,000, or 37.25%. Raw material, backlog and finished products account for 41.72%, 28.14 % and 30.14% of inventory on December 31, 2010, respectively, and 31.40%, 31.13 % and 37.47% of inventory on September 30, 2010. The Company’s inventory turnover was 5.11 and 5.06 times for the three months ended December 31, 2010 and the year ended September 30, 2010, respectively. First, due to the logistics and transportation challenges caused by the overwhelming traffic during the Chinese New Year, and the increased cost of major raw material, the Company decided to purchase more raw material strategically than usual for the market demands for the next few months, resulting in a larger amount of inventories than the same period of last year. Second, the Company has been dedicated to the implement of SAP ERP systems, which will assist management to gain a more effective and efficient control over its stocks flows. By doing so, not only can the Company enjoy a quicker inventories turnover, but also control an integrated production chain beginning from raw materials and ending with finished products to ensure the stability of product quality.

Accounts receivable collection period

Accounts receivable increased to approximately $19,172,000 as of December 31, 2010, compared to approximately $15,672,000 as of September 30, 2010, an increase of approximately $3,500,000, or 22.33%. The Company’s average accounts receivable collection period was 46.52 days and 44.23 days for the three months ended December 31, 2010 and the year ended September 30, 2010, respectively. The increase of accounts receivable collection period is mainly due to the fact that the Company experienced comparatively larger sales in December 2010 compared with the sales in September 2010. Sales were approximately $13,427,000 in December 2010 and approximately $10,513,000 in September 2010.

In order to reduce loss on bad debts, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective April 15, 2010, which will be automatically renewed subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is $2 million.

The account receivable collection age as of December 31, 2010 is illustrated as follows:

(All amounts, other than percentages, in thousands of U.S. Dollars)

Periods	Amount in Thousands	As a Percentage

Less than or equal to 3 months	$19,129	99.78%

3 to 6 months	$13	0.07%

6 to 12 months	$30	0.15%

Total	$19,172	100.00%

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash and cash equivalents of approximately $10, 897,000.

Cash Flow
(in Thousands of US$)

	Three Months Ended December 31,
	2010	2009

Net cash (used in) provided by operating activities	(7,758)	3,211
Net cash used in investing activities	(2,237)	(2,117)
Net cash provided by (used in) financing activities	5,877	(2,929)
Effect of exchange rate changes on cash balance	196	(181)
Net decrease in cash and cash equivalents	(3,921)	(2,016)
Cash and cash equivalents at the beginning of period	14,818	9,493
Cash and cash equivalents at the end of period	10,897	7,477

Operating Activities:

Net cash used in operating activities was $7,758,000 for the three months ended December 31, 2010 which is a decrease of $10,969,000 from the $3,211,000 net cash provided by operating activities for the same period in 2009. The decrease of cash flow primarily lies in the increase in restricted broker margin account, accounts receivable, inventories and prepaid expenses and other receivables as illustrated below:

(1)           in order to hedge against the volatile cotton prices, the Company has traded in cotton futures transactions recently, such trading requires the Company to make certain margin deposit as a guarantee to execute contracts. In the reporting quarter, the margin deposit placed for buying cotton future contracts was approximately $3,006,000, compared to $Nil in the same period of 2009 as the Company did not involve in any trading of such commodity derivatives then;

(2)           the Company’s average accounts receivable collection period was 46.52 days for the three months ended December 31, 2010, indicating that the increased sales in November and December might not be collected until around 46.52 days later. Sales were approximately $8,716,000, $11,563,000, $13,427,000 in October, November and December 2010, respectively, and approximately $9,022,000, $9,911,000, $10,854,000 compared with the same period of 2009, resulting a higher account receivable balance of $19,172,000 on December 31, 2010. As a result, account receivable increased to approximately $3,314,000 for the three months ended December 31, 2010, compared to approximately $252,000 for the three months ended December 31, 2009, indicating an increase of approximately $3,062,000;

(3)           due to the logistics and transportation challenges caused by the overwhelming traffic during the Chinese New Year, and the increased cost of major raw material, the Company decided to purchase more raw material strategically than usual for the market demands for the next few months. As of December 31, 2010 and 2009, a net increase of raw material was approximately $4,122,000 from September 30 to December 31, 2010 compared to a decrease of approximately $961,000 from September 30 to December 31, 2009. As a result, cash used in purchasing inventory increased to approximately $5,750,000 for the three months ended December 31, 2010, compared to approximately $40,000 for the three months ended December 31, 2009, an increase of approximately $5,710,000; and

(4) cash flows used in prepaid expenses and other receivables increased by approximately $3,417,000 for the three months ended December 31, 2010, compared to approximately $2,360,000 for the three months ended December 31, 2009, an increase of approximately $1,057,000. Such an increase was mainly due to an increase of prepaid deposit on strategic stock purchases and an increase of export tax rebate.

Investing Activities:

Net cash used in investing activities for the three months ended December 31, 2010 was $2,237,000, an increase of $120,000 from net cash used in investing activities of $2,117,000 in the same period of 2009. The increase was primary due to the fact that the Company’s payments and installments on property, plant and equipment placed in integrated PurCotton products manufacturing lines as well as construction of a storage room and decoration of PurCotton stores.

Financing Activities:

The Company’s primary net cash provided by financing activities was bank loans.

Net cash provided by financing activities for the three months ended December 31, 2010 totaled $5,877,000, an increase of $8,806,000 from net cash used in financing activities of $2,929,000 in the same period of 2009. The increase of cash provided by financing activities was mainly attributable to a net increase of $5,983,000 borrowing of bank loan in the three months ended December 31, 2010.

The Company’s debt to asset ratio was approximately 16.48% as of December 31, 2010. The Company plans to maintain its debt to asset ratio below 40%. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans. As of December 31, 2010, the Company has $6,010,000 of outstanding bank loans with China Merchants Bank. The monthly average amount of bank borrowings was $4.89 million, while the maximum amount was $6.01 million during the first quarter. The weighted average interest rates on short-term borrowings for the three months ended December 31, 2010 and 2009 were 4.71%% and 5.32% per annum, respectively.

The Company’s subsidiaries in Shenzhen and Huanggang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China, and Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

Bank loans as of December 31, 2010
				Balance as of December 31, 2010
Item	Bank	Loan period	Interest rate	US$
A	Shenzhen Branch of China Merchants Bank	10-08-2010 to 09-18-2011	5.5755%	2,265,000
B	Shenzhen Branch of China Merchants Bank	10-29-2010 to 01-29-2011	LIBOR+1%	1,455,000
C	Shenzhen Branch of China Merchants Bank	11-05-2010 to 01-05-2011	LIBOR+0.8%	324,000
D	Shenzhen Branch of China Merchants Bank	11-05-2010 to 02-05-2011	LIBOR+0.8%	252,000
E	Shenzhen Branch of China Merchants Bank	12-20-2010 to 03-20-2011	1.10%	295,000
F	Shenzhen Branch of China Merchants Bank	12-20-2010 to 01-20-2011	1.10%	714,000
G	Shenzhen Branch of China Merchants Bank	12-20-2010 to 02-20-2011	1.10%	705,000
		Total		6,010,000

As of December 31, 2010, the Company had approximately $24.91 million bank credit facilities available from three commercial banks, and there are $18.90 million unused bank credit facilities, consisting of approximately $3.05 million from Shenzhen Branch of China Merchants Bank, approximately $12.08 million from Shenzhen Branch of the Industrial and Commercial Bank of China, and approximately $3.77 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by the Company’s real estate. These revolving lines of credit allow the Company to renew short-term loans when due, and the banks re-evaluate the Company’s credit line annually. These bank facilities enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

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

•
Financial Instruments and Derivatives – The Company does not use derivative financial instruments for speculative trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign-currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank. In order to manage the risk of cotton purchase cost, the Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, the Company has not designated or accounted for as hedging instruments. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under ASC topic 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

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

New Accounting Policies

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). This pronouncement is an authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the effect of ASU 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Seasonality

The Company’s operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in the Company’s Registration Statements on Form S-3 filed on March 3, 2010 and in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None ..

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

DATED: February 10, 2011

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