Form 10-Q
period 2011-03-31
WINNER MEDICAL GROUP INC
filed 2011-05-11
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, US$0.001 par value	24,130,247

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended March 31, 2011 and 2010

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Income and Comprehensive Income	F-2
Condensed Consolidated Statements of Stockholders’ Equity	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5 – F-17

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	September 30
	2011	2010
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	11,994,114	14,818,179
Restricted bank deposits	102,718	285,119
Restricted broker margin account	1,278,754	-
Held-to-maturity investments	-	1,497,607
Accounts receivable, less allowances for doubtful accounts of US$202,667 and US$230,200 at March 31, 2011 and September 30, 2010, respectively	15,667,561	15,672,446
Amounts due from affiliated companies	200,797	999
Inventories	26,490,755	15,945,101
Prepaid expenses and other current assets	12,111,786	6,929,066
Income taxes recoverable	-	33,974
Deferred tax assets	378,868	428,741
Total current assets	68,225,353	55,611,232
Property, plant and equipment, net	61,920,026	60,110,367
Investment in equity investees	2,142,901	2,159,784
Intangible assets, net	116,125	125,079
Prepaid expenses and other receivables	1,552,205	637,748
Deferred tax assets	792,340	331,785
Total assets	134,748,950	118,975,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	5,338,295	-
Accounts payable	6,196,214	5,362,155
Accrued payroll and employee benefits	2,512,175	2,393,700
Customer deposits	1,495,112	687,275
Accrued and other liabilities	2,748,419	3,057,445
Amounts due to affiliated companies	125,027	58,338
Income taxes payable	1,897,650	1,477,212
Total current liabilities	20,312,892	13,036,125

Deferred tax liabilities	43,641	42,699
Total liabilities	20,356,533	13,078,824

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000, issued and outstanding March 31, 2011 –24,130,247 shares; September 30, 2010 –23,950,740 shares	24,131	23,951
Additional paid-in capital	40,680,575	40,154,494
Retained earnings	54,294,215	48,730,034
Statutory reserves	4,585,731	4,585,731
Accumulated other comprehensive income	14,673,786	12,302,762
Total Winner Medical Group Inc. stockholders’ equity	114,258,438	105,796,972

Non-controlling interests	133,979	100,199
Total equity	114,392,417	105,897,171

Total liabilities and equity	134,748,950	118,975,995

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	US$	US$	US$	US$

Net sales	33,218,003	26,074,927	66,924,320	55,861,732

Cost of sales	(23,865,795)	(18,718,742)	(48,091,101)	(39,073,700)
Gross profit	9,352,208	7,356,185	18,833,219	16,788,032

Other operating income, net	593,133	48,624	1,112,261	489,087
Realized loss on commodity financial instruments	(1,577,325)	-	(1,759,669)	-
Exchange difference, net	(26,346)	(55,801)	(144,131)	(80,181)
Selling, general and administrative expenses	(5,801,733)	(4,139,927)	(11,857,799)	(9,463,646)

Income from operations	2,539,937	3,209,081	6,183,881	7,733,292
Interest income	11,627	9,871	46,168	27,743
Interest expense	(47,899)	(44,657)	(93,185)	(98,503)
Equity in earnings of 50 percent or less owned persons	101,833	75,347	183,117	45,025
Income before income taxes	2,605,498	3,249,642	6,319,981	7,707,557

Income taxes	(348,710)	(620,209)	(722,396)	(1,202,096)
Net income	2,256,788	2,629,433	5,597,585	6,505,461

Net (income)/loss attributable to non-controlling interests	(20,851)	47,105	(33,404)	91,789
Net income attributable to Winner Medical Group Inc.	2,235,937	2,676,538	5,564,181	6,597,250

Comprehensive income:
Net income	2,256,788	2,629,433	5,597,585	6,505,461
Foreign currency translation difference	1,116,731	24,858	2,371,400	(148,066)
Comprehensive (income)/loss attributable to non-controlling interests	(20,791)	47,215	(33,780)	91,950

Comprehensive income attributable to Winner Medical Group Inc.	3,352,728	2,701,506	7,935,205	6,449,345

Net income attributable to Winner Medical Group Inc. per share
- basic	0.09	0.12	0.23	0.29
- diluted	0.09	0.12	0.23	0.29

Weighted average common stock outstanding
- basic	24,130,247	22,363,740	24,123,266	22,363,740
- diluted	24,533,132	22,805,030	24,534,405	22,639,131

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Equity attributable to Winner Medical Group Inc.
	Common stock		Additional			Accumulated other
	Stock		paid-in	Retained	Statutory	comprehensive	Non-controlling	Total
	outstanding	Amount	capital	earnings	reserves	income	interests	equity
		US$	US$	US$	US$	US$	US$	US$

Balance at September 30, 2009 (restated to reflect 2 for 1 reverse stock split with effectively on October 6, 2009)	22,363,740	22,364	31,166,123	36,797,172	3,428,095	10,717,850	82,815	82,214,419
Issuance of common stock – net of offering costs	1,587,000	1,587	8,791,876	-	-	-	-	8,793,463
Restricted stock units granted	-	-	695,758	-	-	-	-	695,758
Net income/(loss)	-	-	-	13,090,498	-	-	(93,136)	12,997,362
Foreign currency translation difference	-	-	-	-	-	1,584,912	(747)	1,584,165
Transfer to statutory reserves	-	-	-	(1,157,636)	1,157,636	-	-	-
Purchase of non-controlling interests	-	-	(499,263)	-	-	-	111,267	(387,996)
Balance at September 30, 2010	23,950,740	23,951	40,154,494	48,730,034	4,585,731	12,302,762	100,199	105,897,171
Restricted stock units granted	-	-	526,261	-	-	-	-	526,261
Issuance of restricted stock units	179,507	180	(180)	-	-	-	-	-
Net income	-	-	-	5,564,181	-	-	33,404	5,597,585
Foreign currency translation difference	-	-	-	-	-	2,371,024	376	2,371,400
Balance at March 31, 2011	24,130,247	24,131	40,680,575	54,294,215	4,585,731	14,673,786	133,979	114,392,417

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31
	2011	2010
	US$	US$
Cash flows from operating activities
Net income	5,597,585	6,505,461
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	2,641,153	2,452,298
Amortization of intangible assets	13,506	12,923
Loss/(gain) on disposal of property, plant and equipment	112,045	(9,550)
Change in fair value of financial instruments, net	(41,970)	(4,416)
Equity in earnings of 50 percent or less owned persons	(183,117)	(45,025)
Investment income from held-to-maturity investments	(18,614)	-
Stock-based compensation expenses	526,261	547,118
Deferred tax	(393,896)	117,532
Changes in operating assets and liabilities:
Restricted bank deposits	184,323	(3,939)
Restricted broker margin account	(1,273,844)	-
Accounts receivable	350,777	678,769
Amounts due from affiliated companies	225	(3,333)
Inventories	(10,193,745)	(1,608,407)
Prepaid expenses and other receivables	(4,986,931)	(1,111,173)
Income taxes recoverable	34,724	(8,019)
Accounts payable	715,717	766,579
Accrued payroll and employee benefits	65,646	(225,840)
Customer deposits	792,669	(38,210)
Accrued and other liabilities	(167,903)	(31,537)
Amounts due to affiliated companies	65,401	11,755
Income taxes payable	397,544	(393,110)
Net cash (used in)/provided by operating activities	(5,762,444)	7,609,876

Cash flows from investing activities
Purchase of property, plant and equipment	(2,953,754)	(2,287,863)
Purchase of intangible assets	(1,903)	-
Proceeds from disposal of property, plant and equipment	29,291	14,947
Deposits paid for property, plant and equipment	(1,164,225)	(909,443)
Proceeds from disposal of held-to-maturity investments	6,066,564	-
Purchase of held-to-maturity investments	(4,531,927)	-
Net cash used in investing activities	(2,555,954)	(3,182,359)

Cash flows from financing activities
Proceeds from bank borrowings	9,649,349	-
Repayment of bank borrowings	(4,362,100)	(2,929,287)
Purchase of non-controlling interests	(211,490)	-
Net cash provided by/(used in) financing activities	5,075,759	(2,929,287)

Effect of exchange rate changes on cash balance	418,575	(179,072)

Net (decrease)/increase in cash and cash equivalents	(2,824,064)	1,319,158
Cash and cash equivalents, beginning of period	14,818,178	9,493,026
Cash and cash equivalents, end of period	11,994,114	10,812,184
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	93,185	98,503
Income taxes	710,082	1,485,722

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the six months ended March 31, 2011 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended September 30, 2010. The Company follows the same accounting policies in preparation of interim reports.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Net Income Attributable to Winner Medical Group Inc. Per Share

Net income attributable to Winner Medical Group Inc. per share- Basic net income attributable to Winner Medical Group Inc. per share is computed by dividing net income attributable to Winner Medical Group Inc. available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income attributable to Winner Medical Group Inc. per share gives effect to all dilutive potential ordinary shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  At March 31, 2011 and 2010, the basic and diluted net income attributable to Winner Medical Group Inc. per share calculated in accordance with ASC 260, "Earnings Per Share" are reconciled as follows:

	Three months ended March 31
	2011	2010
	US$	US$
Basic income per share
Net income attributable to Winner Medical Group Inc. for the period	2,235,937	2,676,538
Weighted average common stock outstanding	24,130,247	22,363,740
Net income attributable to Winner Medical Group Inc. per share	0.09	0.12
Diluted income per share
Net income attributable to Winner Medical Group Inc. for the period	2,235,937	2,676,538
Weighted average common stock outstanding	24,130,247	22,363,740
Effect of dilution
Restricted stock	402,885	441,290
Weighted average common stock outstanding	24,533,132	22,805,030
Net income attributable to Winner Medical Group Inc. per share	0.09	0.12

	Six months ended March 31
	2011	2010
	US$	US$
Basic income per share
Net income attributable to Winner Medical Group Inc. for the period	5,564,181	6,597,250
Weighted average common stock outstanding	24,123,266	22,363,740
Net income attributable to Winner Medical Group Inc. per share	0.23	0.29
Diluted income per share
Net income attributable to Winner Medical Group Inc. for the period	5,564,181	6,597,250
Weighted average common stock outstanding	24,123,266	22,363,740
Effect of dilution
Restricted stock	411,139	275,391
Weighted average common stock outstanding	24,534,405	22,639,131
Net income attributable to Winner Medical Inc. per share	0.23	0.29

On May 7, 2009, options converting to 4,167 potential common shares expired. On February 5, 2010, options converting to 10,000 potential common shares expired. As of March 31, 2011, there was no potential common shares relating to options in the Company.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Held-to-maturity investments

As of March 31, 2011, there is no held-to-maturity investment and as of September 30, 2010, the Company’s held-to-maturity investment securities portfolio consisted of one product purchased from Industrial and Commercial Bank of China. The product was a money management product and matured on January 6, 2011. The carrying value of the investment security, which approximate to the fair value, was US$Nil and US$1,497,607 as of March 31, 2011 and September 30, 2010, respectively. Interest on these investments was included in interest income by US$834 and US$Nil during the three months ended March 31, 2011 and 2010, respectively; US$18,614 and US$Nil during the six months ended March 31, 2011 and 2010, respectively.

6.	Inventories

Inventories by major categories are summarized as follows:
	March 31	September 30
	2011	2010
	US$	US$
Raw materials	12,846,049	5,006,853
Work in progress	5,682,583	4,964,070
Finished goods	7,962,123	5,974,178
	26,490,755	15,945,101
7.	Credit Facilities and Pledged Assets

The subsidiaries in Shenzhen and Huanggang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

As of March 31, 2011, the Company had approximately $28.22 million bank credit facilities from three commercial banks and, after utilizing bank loans of $5.34 million, there are $22.88 million unused bank credit facilities, consisting of approximately $6.86 million from Shenzhen Branch of China Merchants Bank, approximately $12.20 million from Shenzhen Branch of the Industrial and Commercial Bank of China, and approximately $3.82 million from Huanggang Branch of the Industrial and Commercial Bank of China. As of September 30, 2010, the Company had approximately $25.87 million bank credit facilities from three commercial banks; and after utilizing $1.80 million letter of credit as of September 30, 2010, included in accounts payable in the accompanying balance sheet, there are $24.07 million unused bank credit facilities. The maturities of these facilities are generally up to August 2011. The weighted average interest rates on short-term borrowings for the six months ended March 31, 2011 and 2010 were 4.41% and 5.80% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that at March 31, 2011, buildings with net book values of US$3,818,337 and at September 30, 2010, leasehold land and buildings with net book values of US$6,288,904, have been pledged as collateral for the above facilities. During the six months ended March 31, 2011, the Company obtained charge release from bank on its previously pledged leasehold land.

As of March 31, 2011 and September 30, 2010, the Company had the following short-term bank loans:
	March 31	September 30
	2011	2010
	US$	US$

Bank loans repayable within one year	5,338,295	-

Original currency in Chinese Renminbi	35,000,000	-

Bank loans as of March 31, 2011 are secured by buildings consisting of the following:
			March 31,
			2011
			US$
Loan	Loan period	Interest rate
A	2010.10.08-2011.09.18	5.58%	2,287,841
B	2011.03.03-2011.09.03	6.72%	3,050,454
			5,338,295

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31	September 30
	2011	2010
	US$	US$

Value added tax receivable	4,519,484	3,533,190
Deferred expenditure	257,424	212,823
Advance to suppliers	5,793,876	2,054,529
Fair value of financial instruments	39,949	387,351
Government subsidy income receivable	472,820	-
Others	1,028,233	741,173
	12,111,786	6,929,066

9.	Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the first quarter. There are no current taxes due to Internal Revenue Service of United States as of March 31, 2011. The applicable income tax rate for the Company for the six months ended March 31, 2011 and 2010 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for the subsidiary for the six months ended March 31, 2011 and 2010 is 16.5%.

On January 25, 2011, a wholly-owned subsidiary HK PurCotton Co., Ltd., or “HK PurCotton” was established.  The applicable income tax rate for HK PurCotton was 16.5% for the six months ended March 31, 2011.

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

Winner Medical (Huanggang) Co., Ltd. enjoys its full tax exemption from January 1, 2008, and the 50% tax exemption from January 1, 2010. The preferential tax incentives will expire on December 31, 2012. Winner Medical & Textile Ltd., Chongyang enjoys the 50% tax exemption from January 1, 2008, and from January 1, 2011, Winner Medical & Textile Ltd., Chongyang will be subject to an enterprise income tax rate of 25%. Shanghai Winner Medical Apparatus Co., Ltd. enjoys the 50% tax exemption from January 1, 2009, which will expire on December 31, 2011.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Income Taxes-Continued

In October 2006, for the purpose of improving operation efficiency, Hubei Winner Textiles Co., Ltd., “Winner Hubei”, merged with Winner Medical & Textile Ltd., Tianmen, “Winner Tianmen”. Income from Winner Hubei and Winner Tianmen were separately reported to the local tax office to reflect the different tax incentive status enjoyed by both entities. The applicable income tax rates for Winner Hubei and Winner Tianmen was 12.5% and 25% respectively for calendar year 2009 and was 25% for both entities starting from January 1, 2010.

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained a High and New Technology Enterprise Certificate from the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the year end of 2011. The applicable income tax rates for Winner Shenzhen was 15% for the six months ended March 31, 2011 and 2010.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Co., Ltd., or “Shenzhen PurCotton”, was established.  The applicable income tax rates for Shenzhen PurCotton was 25% for the six months ended March 31, 2011.

On September 1, 2010, a wholly-owned subsidiary Beijing PurCotton Co., Ltd., or “Beijing PurCotton”, was established.  The applicable income tax rate for Beijing PurCotton was 25% for the six months ended March 31, 2011.

On October 18, 2010, a wholly-owned subsidiary Huanggang Winner Cotton Co., Ltd. was established.  The applicable income tax rate for Huanggang Winner Cotton Co., Ltd. was 25% for the six months ended March 31, 2011.

On November 19, 2010, a wholly-owned subsidiary Guangzhou PurCotton Co., Ltd., or “Guangzhou PurCotton”, was established.  The applicable income tax rate for Guangzhou PurCotton was 25% for the six months ended March 31, 2011.

On December 3, 2010, a wholly-owned subsidiary Shanghai PurCotton Co., Ltd., or “Shanghai PurCotton”, was established.  The applicable income tax rate for Shanghai PurCotton was 25% for the six months ended March 31, 2011.

On October 1, 2007, the Company adopted FASB ASC 740 (former FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”). The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until March 31, 2011, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the six months ended March 31, 2011 and 2010, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Six months ended March 31,
	2011	2010
	US$	US$

Tax calculated at domestic statutory rate (2011: 25%; 2010: 25%)	1,579,995	1,926,889
Effect of different tax rates in various jurisdictions	92,296	34,977
Tax effect of preferential tax treatment	(798,422)	(799,113)
Tax effect of expenses not deductible for tax purpose	9,739	6,935
Tax effect of government subsidies not subject to tax	(53,269)	(29,565)
Change in valuation allowance	(68,823)	5,654
Over provision in previous years	(19,634)	-
Others	(19,486)	56,319
	722,396	1,202,096

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	Related Party Transactions

During the three months ended March 31, 2011 and 2010, the Company purchased goods from L+L Healthcare Hubei Co., Ltd., an equity investee, for US$87,929 and US$40,483 and sold goods to it for US$17,748 and US$252, respectively. During the six months ended March 31, 2011 and 2010, the Company purchased goods from L+L for US$132,956 and US$40,858 and sold goods to it for US$22,093 and US$252, respectively. As of March 31, 2011 and September 30, 2010, the amounts due to L+L Healthcare Hubei Co., Ltd. were US$89,500 and US$20,363, respectively. L+L Healthcare Hubei Co., Ltd declared dividends of US$200,000 and US$Nil to the Company for the six months ended March 31, 2011 and 2010, respectively. The dividend receivable was accounted for as a reduction in equity investments.

During the three months ended March 31, 2011 and 2010, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd., “Winner Chengdu”, an equity investee, for US$690 and US$2,954 and purchased goods from it for US$23,722 and US$Nil, respectively. During the six months ended March 31, 2011 and 2010, the Company sold goods to Winner Chengdu for US$3,845 and US$25,595 and purchased goods from it for US$41,128 and US$17,358, respectively. As of March 31, 2011 and September 30, 2010, the amounts due to Winner Chengdu were US$35,527 and US$37,975, respectively. As of March 31, 2011 and September 30, 2010, the amounts due from Winner Chengdu were US$797 and US$751, respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and payable according to the trading credit terms.

On January 1, 2011, Mr. Jianquan Li, the Chief Executive Officer of the Company, entered into agreements with the Company, through its wholly-owned subsidiary Winner Industries (Shenzhen) Co., Ltd., “Winner Shenzhen,” in relation to commodity derivatives trading activities. In the agreements, as of September 30, 2011, any shortfall between the restricted broker margin account balance maintained for the commodity derivatives trading activities and the balance in that account on January 1, 2011, or US$2,838,000, will be undertaken by Mr. Jianquan Li. The shortfall, if any, will be fully compensated by way of cash payment from Mr. Jianquan Li to Winner Shenzhen on September 30, 2011. The Company accounts for this transaction between Winner Shenzhen and Mr. Jianquan Li in accordance with Staff Accounting Bulletin Topic 5T, under which, any payment due from Mr. Jianquan Li for a shortfall will be recognized to additional paid-in capital on September 30, 2011 upon cash receipt. A loss of US$1,759,665 from trading in commodity financial instruments for the six months ended March 31, 2011 has been recognized in the consolidated statements of income and comprehensive income.

11.	Stock-Based Compensation

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

On February 5, 2010, 10,000 non−qualified options were expired. There was no stock-based compensation cost recorded for the six months ended March 31, 2011 and 2010, respectively. Instead, the total cash compensation costs for independent directors for the six months ended March 31, 2011 and 2010 are US$57,500 and US$47,500, respectively.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Stock-Based Compensation-Continued

Following this incentive plan, the Company granted 500,000 units out of the total 600,000 authorized restricted stock units on October 7, 2007. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income attributable to Winner Medical Group Inc.’s annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 7, 2007, which was $3.60 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

On October 15, 2008, the Company’s Board of Directors approved to grant the remaining 100,000 units out of the total 600,000 authorized restricted stock units. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 15, 2008, which was US$0.50 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

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

Following this incentive plan, the Company granted 250,000 units out of the total 300,000 authorized restricted stock units on September 8, 2009. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on September 7, 2012 and the second 50% on September 7, 2013 if the target of corporate net income attributable to Winner Medical Group Inc.’s annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of September 8, 2009, which was $4.40 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

On September 28, 2010, the Company’s Board of Directors approved to grant the remaining 50,000 units out of the total 300,000 authorized restricted stock units. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2012 and the second 50% on October 7, 2013 if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of September 28, 2010, which was US$4.56 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

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

On October 6, 2010, the Company’s Board of Directors approved the 2011-2013 Restricted Stock Unit Incentive Plan, the "2011-2013 Plan", a stock incentive compensation program for fiscal years 2011 to 2013. This 2011-2013 plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees of the Company’s wholly-owned subsidiary, Shenzhen PurCotton Co., Ltd. (“Shenzhen PurCotton”). The participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

Following this incentive plan, the Company granted 300,000 units out of the total 500,000 authorized restricted stock units on October 6, 2010. On each of October 6, 2012, October 6, 2013 and October 6, 2014, a participant will be eligible to vest up to 1/3 of the total number of restricted stock units underlying an award if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 6, 2010, which was $5.31 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

On October 7, 2010, under the 2008-2009 Plan, the Company issued 179,507 shares of the Company’s common stock to those entitled employees, representing vesting of the first 50% of the total number of restricted stock awarded.

The Company recorded stock-based compensation expense of US$526,261 and US$547,118 for the six months ended March 31, 2011 and 2010, respectively.

Management considered that the fair value of outstanding restricted share units is approximate to the market value of the Company’s common stock, as at March 31, 2011, the market value of the Company’s common stock is US$4.64.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Stock-Based Compensation-Continued

As of March 31, 2011, a cumulative total of 717,368 non-vested restricted stock units have been cancelled. And 179,507 restricted stock units were vested.

A summary of the restricted stock units activity is as follows:

	Incentive plan on marketing service	2008-09 plan	2010-11 plan	2011-13 plan	Total
	Number of units	Number of units	Number of units	Number of units	Number of units

Nonvested units outstanding at September 30, 2009	-	524,500	250,000	-	774,500
Granted	500,000	-	50,000	-	550,000
Cancelled	(500,000)	(45,750)	(12,750)	-	(558,500)
Nonvested units outstanding at September 30, 2010	-	478,750	287,250	-	766,000
Granted	-	-	-	300,000	300,000
Cancelled	-	(67,618)	(15,750)	-	(83,368)
Vested	-	(179,507)	-	-	(179,507)
Nonvested units outstanding at March 31, 2011	-	231,625	271,500	300,000	803,125

As of March 31, 2010, the unrecognized stock-based compensation expense for the 2008-2009 Plan, 2010-2011 Plan and 2011-2013 Plan was US$87,084, US$724,898 and US$1,305,351, respectively, which totalled US$2,117,333.

12.	Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
Six months ending September 30, 2011	1,035,992
Year ending September 30
2012	1,593,816
2013	668,317
2014	267,349
On and after 2015	95,326
Total minimum lease payments	3,660,800

Rental expenses under operating leases included in the statement of income were US$578,393 and US$161,102 for the three months ended March 31, 2011 and 2010 respectively. And for six months ended March 31, 2011 and 2010, rental expenses under operating leases included in the statement of income were US$1,017,823 and US$256,409 respectively.

Purchase obligations- The Company has signed agreements with suppliers and other parties to purchase plant and machinery and computer equipment with estimated non-cancelable obligations of US$3,877,627 and US$2,610,641 as of March 31, 2011 and September 30, 2010 respectively.

13.	Fair Value Measurement

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Fair Value Measurement-Continued

The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, accounts receivable, deposits and other receivable, other current assets, bank loans, accounts payable, other current liabilities and other liabilities are reasonable estimates of their fair values. These financial assets and liabilities are classified either Level 1 or Level 2 in the fair value hierarchy as of March 31, 2011 and September 30, 2010. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

14.	Financial Instruments and Derivatives

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

Foreign exchange derivatives-The Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign exchange forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The total outstanding foreign exchange forward contracts amounted to US$12,600,000, representing US$6,300,000 selling of U.S. dollars and US$6,300,000 buying of U.S. dollars, as of March 31, 2011. The Company’s foreign exchange forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank.

The following table summarizes the Company’s fair value of foreign exchange derivatives:

	Condensed Consolidated	March 31	September 30
	Balance Sheet Presentation	2011	2010
		US$	US$

Derivatives not designated as hedging instruments
Fair value of foreign exchange forward contracts	Other current assets	39,949	387,351

	Other liabilities	2,889	174,462

The impact on earnings from derivatives activity, including changes in the fair value of derivatives for the three and six months ended March 31, 2011 and 2010 are as follows:

	Presentation of gain or loss	Three months ended March 31,
	recognized on derivatives	2011	2010
		US$	US$

Derivatives not designated as hedging instruments
Foreign exchange forward contracts
	Unrealized exchange gain	22,440	146,064
	Unrealized exchange loss	(3,543)	(141,648)

	Other operating income, net	18,897	4,416

	Presentation of gain or loss	Six months ended March 31,
	recognized on derivatives	2011	2010
		US$	US$

Derivatives not designated as hedging instruments
Foreign exchange forward contracts
	Unrealized exchange gain	39,949	146,064
	Unrealized exchange loss	(2,889)	(141,648)

	Other operating income, net	37,060	4,416

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	Financial Instruments and Derivatives- Continued

The realized gain on foreign exchange forward contracts included in other operating income, net by US$ 160,559 and US$Nil for the six months ended March 31, 2011 and 2010, respectively.

Commodity derivatives-Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. Starting from October 2010, the Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, they are not designated or accounted for as hedging instruments. The commodity financial instruments are valued at fair value. The commodity derivatives require collateral, referred to as margin, in the form of cash. As of March 31, 2011, the Company’s restricted broker margin account was US$1,278,754, net of unrealized gain of US$4,910. Increase in fair value of commodity financial instruments recorded in other operating income was US$4,910 for the six months ended March 31, 2011. The total outstanding cotton futures contracts amounted to US$2,162,391, representing US$1,078,717 buying of cotton and US$1,083,674 selling of cotton, as of March 31, 2011, which will mature in less than one year. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under ASC topic 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

The realized loss on commodity financial instruments was US$1,577,325 and US$1,759,669 for the three and six months ended March 31, 2011.

15.	Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to two customers, Sakai Shoten Co., Ltd and Tyco Healthcare Co., Ltd and are typically sold on an open account basis.   The sales to Sakai Shoten Co., Ltd accounted for 12% and 13% of the total net sales for the six months ended March 31, 2011 and 2010, respectively, and the sales to Tyco Healthcare Co., Ltd accounted for 11% and 9% of the total net sales for the six months ended March 31, 2011 and 2010, respectively.

A substantial percentage of the Company’s accounts receivable are made of two customers, Tyco Healthcare Co., Ltd and Molnlycke Health Care AB.  The two companies accounted for 13.93% and 14.38%, 10.56% and 14.11% of the total accounts receivable as of March 31, 2011 and September 30, 2010, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was bad debt recovery of US$27,533 and US$12,442 during the six months ended March 31, 2011 and 2010 respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 5.58% to 6.72%.  Other financial assets and liabilities do not have material interest rate risk.

Credit risk - In order to reduce the risk of inability to collect the accounts receivable, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective on April 15, 2010, will be expired on December 31, 2011 and automatically renewable subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is US$2 million.

Foreign currency risk - The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On March 31, 2011 and 2010, the exchange rates of RMB against US dollar were 6.5564 and 6.8261 respectively; the appreciation of RMB against US dollar was 3.95%. On March 31, 2011 and 2010, the exchange rates of RMB against Euro were 9.2681 and 9.1588 respectively. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB appreciates against foreign currencies, it will make the Company’s sale prices more expensive, thus its sales may decline. The Company believes that the exchange rate of RMB against US dollar will remain relatively stable in the short run.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposable products. The Company's sales by geographic destination are analyzed as follows:

	Three months ended March 31
	2011	2010
	US$	US$
Europe - (Note a)	10,608,309	10,026,113
China	8,483,577	5,279,456
America - (Note b)	7,493,769	5,084,916
Japan	5,342,197	4,149,434
Others	1,290,151	1,535,008
Total net sales	33,218,003	26,074,927

	Three months ended March 31,
	2011	2010
	US$	US$
Note a

Europe
Britain	3,387,415	2,635,941
Sweden	1,576,684	1,327,005
Other countries in Europe	5,644,210	6,063,167
	10,608,309	10,026,113

	Three months ended March 31,
	2011	2010
	US$	US$
Note b

America
USA	6,227,355	4,207,807
Brazil	923,547	420,030
Other countries in America	342,867	457,079
	7,493,769	5,084,916

	Six months ended March 31
	2011	2010
	US$	US$
Europe- (Note a)	19,613,217	19,021,537
China	16,704,435	13,415,929
America - (Note b)	16,238,277	10,907,628
Japan	10,632,971	9,428,473
Others	3,735,420	3,088,165
Total net sales	66,924,320	55,861,732

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	Geographical Information-Continued
	Six months ended March 31,
	2011	2010
	US$	US$
Note a

Europe
Britain	5,203,372	5,414,146
Sweden	3,252,940	2,757,041
Other countries in Europe	11,156,905	10,850,350
	19,613,217	19,021,537

	Six months ended March 31,
	2011	2010
	US$	US$
Note b

America
USA	13,527,202	8,870,457
Brazil	1,923,186	912,363
Other countries in America	787,889	1,124,808
	16,238,277	10,907,628

17.	Segment Information

The Company has two reportable segments: medical products (Medical Care, Wound Care, and Home Care) and PurCotton® products.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three and six months ended March 31, 2011 and 2010 are as follows:
	Three months ended March 31
	2011	2010
	US$	US$
Net Sales:
Segment:
Medical products	29,156,466	24,180,649
PurCotton® products	4,061,537	1,894,278
Consolidated total	33,218,003	26,074,927

Gross Profit:
Segment:
Medical products	7,798,535	6,795,076
PurCotton® products	1,553,673	561,109
Consolidated total	9,352,208	7,356,185

Income from operations before taxes
Segment:
Medical products	3,099,710	3,168,257
PurCotton® products	(494,212)	81,385
Consolidated total	2,605,498	3,249,642

Net income attributable to Winner Medical Group Inc. :
Segment:
Medical products	2,538,875	2,613,119
PurCotton® products	(302,938)	63,419
Consolidated total	2,235,937	2,676,538

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	Segment Information-Continued

	Six months ended March 31
	2011	2010
	US$	US$
Net Sales:
Segment:
Medical products	58,371,424	51,445,399
PurCotton® products	8,552,896	4,416,333
Consolidated total	66,924,320	55,861,732

Gross Profit:
Segment:
Medical products	15,913,323	15,216,806
PurCotton® products	2,919,896	1,571,226
Consolidated total	18,833,219	16,788,032

Income from operations before taxes
Segment:
Medical products	7,144,228	6,991,078
PurCotton® products	(824,247)	716,479
Consolidated total	6,319,981	7,707,557

Net income attributable to Winner Medical Group Inc. :
Segment:
Medical products	6,072,217	5,972,226
PurCotton® products	(508,036)	625,024
Consolidated total	5,564,181	6,597,250

Depreciation and Amortization:
Segment:
Medical products	1,648,649	1,632,958
PurCotton® products	1,006,010	832,263
Consolidated total	2,654,659	2,465,221

	March 31,	September 30,
	2011	2010
	US$	US$
Total Assets:
Segment:
Medical products	88,621,550	80,906,150
PurCotton® products	48,303,847	38,069,845
Segment total	136,925,397	118,975,995
Reconciliation to consolidated totals:
Elimination of other receivable from inter-segments	(2,176,447)	-
Consolidated total	134,748,950	118,975,995

18.	Subsequent events

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

Overview

Winner Medical’s business operations consist of the manufacturing and marketing, researching and developing of cotton-based medical dressings and medical disposables, as well as consumer products. The Company has fourteen wholly-owned operating subsidiaries and three joint ventures, all located in China. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical dressings and medical disposables, which consist of medical care and wound care, as well as PurCotton® products, which are produced from a spunlace, natural cotton nonwoven material. The Company manufactures its products in China and sells its medical dressings and medical disposables both in China and abroad, with Europe, the United State and Japan serving as the top three markets. The Company also sells its PurCotton® jumbo rolls in both China and abroad, and PurCotton® finished consumer products mainly in China.

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended March 31, 2011 and 2010, and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. As of May 11, 2011, the Company’s total outstanding and issued shares were 24,130,247 shares. The Company’s common stock is quoted under the symbol “WWIN” on Nasdaq Global Market. The CUSIP number is 97476P204. Effective October 8, 2009, the Company migrated from the OTC Bulletin Board to the New York Stock Exchange AMEX, changing its symbol from “WMDG.OB.” to “WWIN.” Effective April 6, 2010, the Company migrated from the New York Stock Exchange AMEX to NASDAQ Global Market, under the same symbol of “WWIN.”

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

The Company promotes its PurCotton retail products via its own marketing and sales efforts in the Chinese marketplace. Its product categories contain four types of PurCotton branded personal products and healthcare supplies. The main distribution channels are presently self-operated chain stores (PurCotton stores), online sales, supermarkets and bulk sales to large customers. However, these distribution channels will require higher levels of capital expenditure, such as for inventory, rent, deposits and salary for sales forces, than the Company’s medical business. As such, the Company’s margins may be impacted in the short-term, as this is a new business model and requires a significant level of start-up investment.

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

The export of medical dressings and medical disposables from China has grown rapidly over the last few years. The Company believes that its sales volumes over the next five years will grow in correlation to the growth of medical dressings and medical disposables exports from China.

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

The Company believes that there is a geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries where labor and manufacturing costs are generally lower. As a result of the relatively low cost structure and rapid development of the Chinese economy, some foreign multinational companies are entering the Chinese market to seek suppliers to produce their goods. The Company believes that having more large multinational healthcare companies seeking suppliers to produce their products in China will benefit the Company. In addition, the Company is negotiating with several large healthcare companies in developed countries which intend to outsource some of their production lines.

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

Recent Developments

PurCotton retail business update:

The Company’s main distribution channels for expanding PurCotton retail business include self-operated stores, online sales and supermarket sales. As of May 11, 2011, the Company operates 34 retail chain stores, composing of 21 in Guangdong province, where the Company’s headquarters are located, 9 in Beijing, the capital of China, and 4 in Shanghai. Six stores were closed because the Company eliminated the stores with unsatisfactory performance. In order to build strong awareness of its high-quality and international brand, the Company believes that Hong Kong will be a good city to launch and promote its PurCotton retail business. Hence, Hong Kong PurCotton Ltd. was established in January, 2011, and the first store in Hong Kong will be opened in mid-May.

Conducting self-operated stores required higher operating expenses and a longer period of investment turnover when compared with other distribution channels. The Company will focus on efficient operating and developing each existing store, rather than accelerating the pace of store opening. However, self-operated stores are vital for marketing new products and for brand building and will remain an important and significant sales channel for the PurCotton products, as marketing PurCotton products require active and efficient customers’ education and products awareness. As of May 11, 2011, approximately 16,000 customer memberships were recorded for the self-operated stores in China.

In addition, the Company  recently started launching its products into mid-and-high end supermarkets in Shenzhen, particularly the top selling products, such as PurCotton® sanitary napkin and 100% natural cotton tissue. The Company expects that its core products will be launched into more supermarkets and in more cities throughout China in the near future.

The Company is selling its PurCotton products online via Taobao.com and owned Business-to-Consumer (B2C) online store. Taobao.com is the largest and leading online platform in China, with approximately 370 million membership, and daily site visits of approximately 60 million in 2010*. In addition, the Company’s own B2C website is attracting more visits since it was launched in December 2010. PurCotton products have received positive feedback and online customer membership has approximately 29,000 as of May 11, 2011.

(*Source: Alibaba.com Company Data)

Cotton futures trading risk-transferred agreements:

Cotton is the Company’s primary raw material used in its manufacturing process. As a result of rising demand caused by global economic recovery and supply shortages due to bad weather, cotton prices have been rapidly increasing and fluctuating in the last half year. Under this rising cost environment, the Company cannot secure stable price quotes from cotton suppliers, resulting in inconsistency in the prices quoted to the Company’s customers. Therefore, the Company, through its wholly-owned subsidiary Winner Industries (Shenzhen) Co., Ltd., “Winner Shenzhen,” has decided to enter into cotton future transactions in order to manage the impact of volatility in cotton prices on production and not for speculative purposes. In October 2010, the Company opened a cotton futures margin account with a PRC futures broker with a restricted broker margin deposit of approximately $3,006,000.

For the three months ended December 31, 2010, the realized gain and unrealized loss on cotton futures financial instruments were $52,719 and $234,154, respectively. Due to the high levels of volatility in cotton prices, management determined that cotton futures trading has a high risk which may result in losses to the Company despite the goal to manage the impact of volatility in cotton prices. In order to shift risk away from the Company during the initial period of cotton futures trading and protect the interests of the Company’s shareholders, the chief executive officer of the Company, Mr. Jianquan Li, signed agreements with Winner Shenzhen, the subsidiary of the Company responsible for cotton futures trading, effective January 1, 2011 that are scheduled to expire on September 30, 2011.

Under these agreements, Mr. Jianquan Li agrees that, on September 30, 2011, he will assume all net losses, if any, incurred by Winner Shenzhen from cotton futures trading from January 1, 2011 to September 30, 2011. If, however, there is a net gain from trading activities, the gain will be retained by Winner Shenzhen. Specifically, if the restricted broker margin account balance on September 30, 2011 is less than the margin deposit as of January 1, 2011 of $2,838,000 (the “Margin Deposit”), any shortfall will be assumed by Mr. Jianquan Li, who will pay Winner Shenzhen an amount equal to such shortfall on September 30, 2011 up to a maximum of the Margin Deposit. Conversely, if the account balance on September 30, 2011 exceeds the Margin Deposit, all gain will be retained by Winner Shenzhen.

For the three months ended March 31, 2011, Winner Shenzhen’s transactions in cotton futures resulted in a net loss of approximately $1,577,000, which was charged to Realized Loss on Commodity Financial Instruments in the condensed consolidated statements of income for the period. The loss was a result of significant increases and fluctuation in cotton prices since January, 2011. During this period, based on management’s expectation that cotton prices would experience a downward correction because of the historically high prices at that time and the expectation that many cotton-related companies could not bear those costs, Winner Shenzhen acquired a short position to hedge against price corrections. However, contrary to management’s expectation, the price increase continued. In order to minimize further losses, management closed its short position, generating a loss for the period. The Company believes that this loss was a result of management’s relative inexperience in cotton futures trading in periods of significant market fluctuation.

Since Winner Shenzhen began trading in cotton futures in October 2010, management has made on-going assessments of its trading performance. As a result of the experience gained over this period, the Company has established more stringent trading procedures and policies, as well as risk-reducing strategies for entering into cotton futures transactions, in regular consultation with the board of directors.

Results of Operations

Comparison for the Three Months Ended March 31, 2011 and 2010

The following sets forth certain of the Company’s income statement information for the three months ended March 31, 2011 and 2010.

Comparison of the Three Months Ended March 31, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. Dollars)

	THREE MONTHS		THREE MONTHS
	ENDED 3/31/11		ENDED 3/31/10
	In	As a	In	As a	Amount
Item	Thousands	Percentage	Thousands	Percentage	Change	% Change
Net Sales	$33,218	100%	$26,075	100%	$7,143	27.39%
Cost of Sales	$23,866	71.85%	$18,719	71.79%	$5,147	27.5%
Gross Profit	$9,352	28.15%	$7,356	28.21%	$1,996	27.13%
Other Operating Income, Net	$593	1.79%	$49	0.19%	$544	1110.2%
Realized Loss on Commodity Financial Instruments	$1,577	4.75%	$-	-%	$1,577	100%
Exchange Difference, Net	$26	0.08%	$56	0.21%	$-30	-53.57%
Selling, General and Administrative Expenses	$5,802	17.47%	$4,140	15.88%	$1,662	40.14%
Income from Operations	$2,540	7.65%	$3,209	12.31%	$-669	-20.85%
Interest Income	$12	0.04%	$10	0.04%	$2	20%
Interest Expense	$48	0.14%	$45	0.17%	$3	6.67%
Equity in earnings of 50 percent or less owned persons	$102	0.31%	$75	0.29%	$27	36%
Income Tax	$349	1.05%	$620	2.38%	$-271	-43.71%
Non-controlling Interest	$-21	-0.06%	$47	0.18%	$-68	-144.68%
Net Income Attributable to Winner Medical Group Inc.	$2,236	6.73%	$2,676	10.26%	$-440	16.44%

Product Information

Winner Medical is a diversified manufacturer and marketer of cotton-based medical dressings and medical disposables, as well as consumer products. The Company’s operations are conducted in two operating segments by products. The Company’s operation, on-site management, internal reporting and performance assessments are conducted within each of the following two identified product segments:

•	Medical Products (Medical Care and Wound Care)

•	PurCotton® Products (Personal Products and Jumbo Roll Supplies)

The following table illustrates the operating results for each product type for the three months ended March 31, 2011 and 2010.
(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products			Consolidated
Item	Three Months Ended 3/31/11	Three Months Ended 3/31/10	Three Months Ended 3/31/11		Three Months Ended 3/31/10	Three Months Ended 3/31/11	Three Months Ended 3/31/10
Net Sales	$29,156	24,181		$4,062	1,894	$33,218	26,075
Gross Profit	$7,799	6,795		$1,554	561	$9,353	7,356
Gross Margin	26.75%	28.10%		38.26%	29.62%	28.16%	28.21%
Income Before Income Taxes	$3,100	3,168		$-494	81	$2,606	3,249
Net Income (Loss) attributable to Winner Medical Group Inc.	$2,539	2,613	$	*-303	63	$2,236	2,676
Profit Margin	8.71%	10.81%		-7.46%	3.33%	6.73%	10.26%

*For details regarding the fluctuation of net loss of PurCotton® products, please refer to the discussion relating to Net Income Attributable to Winner Medical Group Inc. below.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the three months ended March 31, 2011 and 2010. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Regions for the three months ended March 31, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended 3/31/11 in Thousands	As a Percentage of Total Revenues	Three Months Ended 3/31/10 in Thousands	As a Percentage of Total Revenues	Amount Change in Thousands	As a Percentage Change
Europe	10,608	31.93%	10,026	38.45%	582	5.80%
Britain	3,387	10.20%	2,636	10.11%	751	28.49%
Sweden	1,577	4.75%	1,327	5.09%	250	18.84%
Others	5,644	16.99%	6,063	23.25%	-419	-6.91%
North and South America	7,494	22.56%	5,085	19.50%	2,409	47.37%
U.S.A.	6,227	18.75%	4,208	16.14%	2,019	47.98%
Brazil	924	2.78%	420	1.61%	504	120.00%
Others	343	1.03%	457	1.75%	-114	-24.95%
China*	8,484	25.54%	5,279	20.25%	3,205	60.71%
Japan	5,342	16.08%	4,149	15.91%	1,193	28.75%
Others	1,290	3.88%	1,536	5.89%	-246	-16.02%
Total	33,218	100.00%	26,075	100%	7,143	27.39%

*Note: Sales to the Chinese market include medical sales to hospitals, chain drug stores and local distributors, as well as PurCotton® jumbo roll supplies and retail businesses.

Net Sales

Net sales increased by approximately $7,143,000, or 27.39%, to approximately $33,218,000 for the three months ended March 31, 2011 from approximately $26,075,000 for the three months ended March 31, 2010. The increase in net sales was mainly attributable to increased sales orders from (1) customers in North and South America, particularly the U.S. and Brazil, and (2) domestic consumers for medical products and PurCotton® products in China.

For the three months ended March 31, 2011, net sales from North and South America increased to approximately $7,494,000, from approximately $5,085,000 in the same quarter last year, or a 47.37% increase. The strong sales increase in North and South America, particularly the U.S. and Brazil, where the Company’s products and service won orders from local manufacturers who have been outsourcing their production to the developing countries. The Company expects that this favorable trend will continue for the foreseeable future and the Company will pursue deeper penetration into the North and South American markets.

Net sales generated from the Japanese market increased 28.75% during the three months ended March 31, 2011 to $5,342,000 from $4,149,000 during the three months ended March 31, 2010. The Company has been serving the Japanese market for over 15 years, offering quality products to one of the most stringent markets for medical products in the world. The favorable growth is driven by larger orders, as well as higher prices due to the increase of raw material cost.

For this reporting period, the Company, considering the weak economic situation in Europe, reassessed the liquidity of its clients from Europe and rejected orders from those companies about which the Company had liquidity concerns. Therefore, sales from Europe were flat when compared to the same period last year. However, sales from Britain and Sweden increased $751,000, or 28.49%, and $250,000, or 18.84%, respectively, because clients in these countries have better liquidity and they have trusted the Company’s products quality and services, as well as timely delivery.

Revenue from the domestic market in China for medical products and PurCotton® products increased by approximately $3,205,000, or 60.71%, to approximately $8,484,000 for the three months ended March 31, 2011 from approximately $5,279,000 for the three months ended March 31, 2010. This increase is primarily composed of:

(1) Net sales from medical products to the Chinese market reached $4,422,000 from $3,385,000 in the three months ended March 31, 2011, contributing approximately $1,037,000, or a 30.64% increase, due to the Company’s efforts to continuously broaden and expand its sales channels, including increasing the number of local distributors covering more hospitals and deeper penetrating into existing hospitals and chain drug stores, and other channels.

(2) Net sales attributable to the PurCotton® jumbo roll-supply business increased to $3,194,000 in the three months ended March 31, 2011 from $1,791,000 in the same period last year, an increase of $1,403,000, or 78.34%. This large increase was due to increased demand from Chinese customers who used it as a material on hygiene products. With the increasing demand from these customers, the PurCotton® jumbo roll-supply has been steadily growing.

Net sales attributable to the PurCotton retail business, which consists of 33 retail stores and online business, increased approximately $765,000, to $868,000 in this reporting period, compared to $103,000 in the same period last year when the Company had only seven PurCotton retail stores and no online business as of the last day of that reporting period.

Cost of Sales

The Company’s cost of sales increased by approximately $5,147,000, to approximately $23,866,000, for the three months ended March 31, 2011, from approximately $18,719,000 for the three months ended March 31, 2010. The costs of sales as a percentage of net revenues were 71.85% and 71.79% for the three months ended March 31, 2011 and 2010, respectively. The increase of cost of sales during the three months ended March 31, 2011 was mainly attributable to an increase in the price of a core raw material, cotton.

Gross Profit

The Company’s gross profit increased by approximately $1,996,000 to approximately $9,352,000 for the three months ended March 31, 2011, from approximately $7,356,000 for the three months ended March 31, 2010. Gross profit as a percentage of net revenues was 28.15% for the three months ended March 31, 2011, compared with 28.21% for the three months ended March 31, 2010. Despite fluctuation of cotton prices, appreciation of the RMB and rising labor cost the Company still managed to gain an increased gross profit with a flat gross margin, compared to the same period last year, mainly attributable to the following factors:

(1)
As a manufacturing enterprise, the Company is well aware of the importance of internal production control and management. The Company has implemented lean production management and upgraded its automatic production equipment in order to decrease labor demand and waste of materials, increasing the overall production efficiency, and

(2)
The Company has been adjusting its business portfolio by developing and marketing advanced medical products as well as PurCotton® jumbo rolls and retail products, which are higher gross margin products than traditional medical products, while offering traditional medical products to its international and domestic customers. By doing so, the Company can lower its heavy reliance on traditional business and maintain a stable combined gross margin. Practically, the Company believes that the PurCotton retail business has been well received by its target customers. And, although the retail business accounts for only a very small portion of the Company’s net sales, it has a much higher margin than that of the medical products portfolio. The Company expects that PurCotton retail business will play an important role in contributing gross margin in the mid to long run.

Other Operating Income, Net

The Company’s other operating income, net, for the three months ended March 31, 2011, increased $544,000 to $593,000, from $49,000 for the three months ended March 31, 2010. Other operating income, net, mainly consists of gain from sales of leftover materials, change in fair market value on cotton futures contracts, government subsidies, which are financial incentives awarded by the local government authorities to the Company, and change in fair value of foreign currency forward contracts.  Further, the increase in other operating income, net, was primarily due to the fact that, during the three months ended March 31, 2011, the Company was awarded $637,000 by government authorities in recognition of the Company’s contribution to research and development and brand building activities.

Realized Loss on Commodity Financial Instruments

Realized loss on commodity financial instruments for the three months ended March 31, 2011 was primarily composed of a loss of approximately $1,577,000 on cotton futures trading, compared to $0 in the same period last year. Cotton is the Company’s primary raw material used in its manufacturing process. As a result of rising demand caused by global economic recovery and supply shortages due to bad weather, cotton prices have been rapidly increasing and fluctuating in the last half year. Under this rising cost environment, the Company cannot secure stable price quotes from cotton suppliers, resulting in inconsistency in the prices quoted to the Company’s customers. Therefore, the Company, through its wholly-owned subsidiary Winner Industries (Shenzhen) Co., Ltd., “Winner Shenzhen,” has decided to enter into cotton future transactions in order to manage the impact of volatility in cotton prices on production.

For the three months ended March 31, 2011, Winner Shenzhen’s transactions in cotton futures resulted in a net loss of approximately $1,577,000, which was charged to Realized Loss on Commodity Financial Instruments in the condensed consolidated statements of income for the period. The loss was a result of significant increases and fluctuation in cotton prices since January, 2011. During this period, based on management’s expectation that cotton prices would experience a downward correction, Winner Shenzhen acquired a short position to hedge against price corrections. However, contrary to management’s expectation, the price increase continued. In order to minimize further losses, management closed its short position, generating a loss for the period.

In order to shift risk away from the Company during the initial period of cotton futures trading and better protect the interests of the Company’s shareholders, the chief executive officer of the Company, Mr. Jianquan Li, signed agreements with Winner Shenzhen effective January 1, 2011 that are scheduled to expire on September 30, 2011. Under these agreements, Mr. Jianquan Li agrees that, on September 30, 2011, he will assume all net losses, if any, incurred by Winner Shenzhen from cotton futures trading from January 1, 2011 to September 30, 2011. If, however, there is a net gain from trading activities, it will be retained by Winner Shenzhen. Details regarding the loss from trading in cotton futures and the agreements signed by Mr. Jianquan Li are discussed in the Recent Development section of this Report.

Exchange Difference, Net

The Company’s exchange difference, net, for the three months ended March 31, 2011, decreased $30,000 to a loss of $26,000, from a loss of $56,000 for the three months ended March 31, 2010. Such a decrease in loss was mainly due to the Company’s involvement in foreign currency forward contracts to hedge against the depreciation of US Dollar, the currency with which the Company settles the majority of its trades with customers. During the three months ended March 31, 2011 and 2010, the average exchange rates of RMB against US Dollar were 6.6197 and 6.8276 respectively; the appreciation of the RMB against the US Dollar was 3.04%.

The Company expects that the exchange rate of RMB against the US Dollar will continue to appreciate in the future. In order to minimize the currency exchange rate risk, the Company has been (1) reinforcing and expanding its businesses in the Chinese market, (2) inserting clauses into contracts that the selling price is subject to the fluctuation of currency and the price of raw materials, and (3) entering into several foreign currency forward contracts with a commercial bank to hedge future trade receipts in US Dollars against RMB. As of March 31, 2011, the total outstanding foreign currency forward contracts amounted to $12,600,000, of which $6,300,000 was for purchasing US dollars and $6,300,000 was for selling US dollars, intending to hedge against currency fluctuations.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased $1,662,000 to approximately $5,802,000 for the three months ended March 31, 2011 from approximately $4,140,000 for the three months ended March 31, 2010. As a percentage of net revenues, the Company’s selling, general and administrative expenses increased to 17.47% for the three months ended March 31, 2011 from 15.88% for the three months ended March 31, 2010. The increase of selling, general and administrative expenses was primarily due to the increase of salary and leasing expenses compared to the same period of last year as follows:

(1)
Salaries increased by approximately $864,000, or 86.06%, during the three months ended March 31, 2011, compared to the same period last year. Such increase was primarily due to salaries for sales representatives for the newly opened PurCotton self-operated chain stores and operational and administrative staff responsible for PurCotton retail business.

As of March 31, 2011, the Company had two subsidiaries handling sales channels covering northern and central China respectively, Beijing PurCotton Co., Ltd. and Shanghai PurCotton Co., Ltd. which have 88 and 34 sales representatives and administrative staff respectively, compared to zero for the three months ended March 31, 2010 when the above two subsidiaries had not been established. In addition, the total sales representatives and administrative staff in Shenzhen PurCotton Co., Ltd. and Guangzhou PurCotton Co., Ltd. increased to 185 in the reporting period from 71 in the same period last year.

(2)
Leasing expense for the Company increased by approximately $409,000 during the three months ended March 31, 2011 compared with the same period last year. The increase was mainly attributable to the rent paid for existing and newly-established PurCotton self-operated chain stores.

Interest Expense

Interest expense increased to approximately $48,000, 0.14% of total revenue, for the three months ended March 31, 2011, as compared to approximately $45,000, 0.17% of total revenue, for the same period of 2010, an increase of approximately $3,000. Although the short-term bank loan, as of March 31, 2011, was approximately $5,338,000, indicating an increase of $1,676,000 compared to approximately $3,662,000 as of March 31, 2010, approximately $3,050,000 was a new loan borrowed on March 3, 2011 and the interest expense for this new loan was calculated for less than a month during the reporting period. The Company’s bank loans are primarily used as a supplement to working capital for daily operations.

Income Taxes

The Company’s income tax provision for the three months ended March 31, 2011 was $349,000 as compared to $620,000 for the three months ended March 31, 2010, a decrease of $271,000. Income tax as a percentage of income before income taxes was 13.40% for the three months ended March 31, 2011, compared with 19.08% for the same period last year. Such a decrease in income tax as a percentage of income before income taxes was mainly due to, during the three months ended March 31, 2011, the deferred tax asset recognized by the Company for total losses generated by Shanghai Winner Medical Apparatus Co., Ltd, thereby decreasing the income taxes expense.

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

The tax rates applicable to the Company’s wholly-owned subsidiaries are as follows:

		Calendar Year Ending December 31
	2011	2012	2013	2014	2015
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical(Huanggang) Co., Ltd.	12.5%	12.5%	25%	25%	25%
Winner Medical & Textile Ltd. Chongyang	25%	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd.	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	25%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd.*	15%	25%	25%	25%	25%
Shenzhen PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Huanggang Winner Cotton Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Guangzhou PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Shanghai PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Hong Kong PurCotton Co., Ltd.	16.5%	16.5%	16.5%	16.5%	16.5%

*For years 2012, 2013 and 2014, the preferential tax rate of 15% will be subject to whether Winner Shenzhen can successfully renew the High and New Technology Enterprise Certificate which was awarded in 2009.

Winner Medical (Hong Kong) Limited was incorporated in January 2008, and its applicable statutory tax rate for each of the three months ended March 31, 2011 and 2010 was 16.5%.

No provision for US tax was made as the Company had no assessable income in the US for the three months ended March 31, 2011 and 2010. The enterprise income tax rate in the U.S. was 34%.

Non-controlling Interest

The Company’s financial statements reflect an adjustment to its consolidated group net income equal to an income attributable to non-controlling interests of $21,000 and a loss attributable to non-controlling interests of $47,000 in the three months ended March 31, 2011 and 2010, respectively. In the three months ended March 31, 2011, third party non-controlling interests only reflected a 40% interest in Winner Medical (Hong Kong) Limited. In the three months ended March 31, 2010, third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited and 40% in Shanghai Winner Medical Apparatus Co., Ltd., which suffered a loss during such period in 2010. The change in third party non-controlling interests was due to the fact that on September 13, 2010, the Company’s wholly-owned subsidiary, Winner Industries (Shenzhen) Co., Ltd. purchased 40% of Shanghai Winner Medical Apparatus Co., Ltd. from a third party, thus acquiring Shanghai Winner Medical Apparatus Co., Ltd. as another wholly-owned subsidiary.

Net Income Attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. was approximately $2,236,000 for the three months ended March 31, 2011, as compared to approximately $2,676,000 for the three months ended March 31, 2010, a decrease of approximately $440,000, or 16.44%. Net income as a percentage of net sales was 6.73% for the three months ended March 31, 2011, compared with 10.26% for the same period last year.

This decrease in net income was primarily attributable to a realized loss of $1,340,000 (after tax) on cotton futures trading, which is discussed in more detail in Recent Development and Realized Loss on Commodity Financial Instruments.

In addition, the Company’s PurCotton business experienced a loss of $303,000, or a negative 7.46%.  The Company attributes this loss to the fact that the PurCotton retail business has been in operation for only 15 months and that retail businesses, including online and offline channels, require capital expenditures and other investments to grow, which may result in little or no contribution to profit during the initial stage. Management expects that the PurCotton retail business will not turn a profit in the short-term.  However, safe, eco-friendly and low carbon PurCotton® products are gradually recognized and accepted by our targeted customers and the sales performance of the PurCotton retail business has been improving. The Company expects that the PurCotton retail business will play an important role in contributing to net income in the mid to long run.

Comparison for the Six Months Ended March 31, 2011 and 2010

The following sets forth certain of the Company’s income statement information for the six months ended March 31, 2011 and 2010.

Comparison of the Six Months Ended March 31, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. Dollars)

	SIX MONTHS		SIX MONTHS
	ENDED 3/31/11		ENDED 3/31/10
	In	As a	In	As a	Amount
Item	Thousands	Percentage	Thousands	Percentage	Change	% Change
Net Sales	$66,924	100%	$55,862	100%	$11,062	19.8%
Cost of Sales	$48,091	71.86%	$39,074	69.95%	$9,017	23.08%
Gross Profit	$18,833	28.14%	$16,788	30.05%	$2,045	12.18%
Other Operating Income, Net	$1,112	1.66%	$489	0.88%	$623	127.4%
Realized Loss on Commodity Financial Instruments	$1,760	2.63%	$-	-	$1,760	100%
Exchange Difference, Net	$144	0.22%	$80	0.14%	$64	80%
Selling, General and Administrative Expenses	$11,858	17.72%	$9,464	16.94%	$2,394	25.3%
Income from Operations	$6,184	9.24%	$7,733	13.84%	$-1,549	-20.03%
Interest Income	$46	0.07%	$28	0.05%	$18	64.29%
Interest Expense	$93	0.14%	$99	0.18%	$-6	-6.06%
Equity in earnings of 50 percent or less owned persons	$183	0.27%	$45	0.08%	$138	306.67%
Income Tax	$722	1.08%	$1,202	2.15%	$-480	-39.93%
Non-controlling Interest	$-33	-0.05%	$92	0.16%	$-125	-135.87%
Net Income Attributable to Winner Medical Group Inc	$5,564	8.31%	$6,597	11.81%	$-1,033	-15.66%

Product Information

The following table illustrates the operating results for each product type for the six months ended March 31, 2011 and 2010.
(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products			Consolidated
Item	Six Months Ended 3/31/11	Six Months Ended 3/31/10	Six Months Ended 3/31/11		Six Months Ended 3/31/10	Six Months Ended 3/31/11	Six Months Ended 3/31/10
Net Sales	$58,371	51,446		$8,553	4,416	$66,924	55.862
Gross Profit	$15,913	15,217		$2,920	1,571	$18,833	16,788
Gross Margin	27.26%	29.58%		34.14%	35.58%	28.14%	30.05%
Income Before Income Taxes	$7,144	6,991		$-824	717	$6,320	7,708
Net Income (Loss) attributable to Winner Medical Group Inc.	$6,072	5,972	$	*-508	625	$5,564	6,597
Profit Margin	10.40%	11.61%		-5.94%	14.15%	8.31%	11.81%

* For details regarding the fluctuation of net loss of PurCotton® products, please refer to the discussion relating to Net Income Attributable to Winner Medical Group Inc. below.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the six months ended March 31, 2011 and 2010. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Regions for the six months ended March 31, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended 3/31/11 in Thousands	As a Percentage of Total Revenues	Six Months Ended 3/31/10 in Thousands	As a Percentage of Total Revenues	Amount Change in Thousands	As a Percentage Change
Europe	19,613	29.31%	19,022	34.05%	591	3.11%
Britain	5,203	7.77%	5,414	9.69%	-211	-3.90%
Sweden	3,253	4.86%	2,757	4.94%	496	17.99%
Others	11,157	16.67%	10,851	19.42%	306	2.82%
North and South America	16,238	24.26%	10,908	19.53%	5,330	48.86%
U.S.A.	13,527	20.21%	8,870	15.88%	4,657	52.50%
Brazil	1,923	2.87%	912	1.63%	1,011	110.86%
Others	788	1.18%	1,126	2.02%	-338	-30.02%
China*	16,705	24.96%	13,416	24.02%	3,289	24.52%
Japan	10,633	15.89%	9,428	16.88%	1,205	12.78%
Others	3,735	5.58%	3,088	5.53%	647	20.95%
Total	66,924	100.00%	55,862	100.00%	11,062	19.80%

*Note: Sales to the Chinese market include medical sales to hospitals, chain drug stores and local distributors, as well as PurCotton® jumbo roll supplies and retail businesses.

Net Sales

Net sales increased by approximately $11,062,000, or 19.80%, to approximately $66,924,000 for the six months ended March 31, 2011 from approximately $55,862,000 for the six months ended March 31, 2010. This increase was driven by stronger sales from North and South America, particularly the U.S. and Brazil, and from the Chinese market for medical products and PurCotton® products. Meanwhile, the Company managed to achieve a steady double-digit sales increase in the Japanese market, one of the most stringent markets for medical products in the world.

Net sales to customers in North and South America were approximately $16,238,000 for the six months ended March 31, 2011, an increase of 48.86% compared to approximately $10,908,000 during the same period of 2010. The need to seek lower production costs along with aging demographics in these areas and healthcare reform in the U.S. are driving large-scale healthcare and medical institutions to outsource production. The Company has been widely recognized by its customers in North and South America as having quality and safe products and timely delivery and the Company expects to maintain its business cooperation with these clients while seeking new sales opportunities in America.

Revenue from PurCotton® products increased by approximately $4,137,000, or 93.68%, to approximately $8,553,000 for the six months ended March 31, 2011 from approximately $4,416,000 for the six months ended March 31, 2010. PurCotton ® sales include PurCotton® jumbo rolls to customers in China and Japan, PurCotton® medical products to hospitals and PurCotton® retail business which offers personal care products and healthcare supplies through distribution channels including retail chain stores, online sales and bulk sales to large-scale customers in China.

Cost of Sales

The Company’s cost of sales increased by $9,017,000, to $48,091,000, for the six months ended March 31, 2011, from $39,074,000 for the six months ended March 31, 2010. The costs of sales as a percentage of revenues were 71.86% and 69.95% for the six months ended March 31, 2011 and 2010, respectively. The increase in net income as percentage of revenue was mainly attributable to the increase in the price of cotton, the Company’s core raw material.

Gross Profit

The Company’s gross profit increased by $2,045,000 to $18,833,000 for the six months ended March 31, 2011, from $16,788,000 for the six months ended March 31, 2010. Gross profit as a percentage of revenues was 28.14% for the six months ended March 31, 2011, compared with 30.05% for the six months ended March 31, 2010. The increased gross profit with a slightly decreased gross margin was mainly attributable to the following factors:

(1)
Due to the cost pressures from rising cotton prices, the Company raised the selling price of its products in October 2010 and the majority of its customers have been accepting the adjusted price since December 2010. In addition, the Company has implemented lean production management and upgraded its automatic production equipment in order to decrease labor demand and waste of materials, increasing the overall production efficiency. Furthermore, the Company has been adjusting its business portfolio by developing and marketing advanced medical products and PurCotton® jumbo rolls and retail products, which are higher gross margin products than traditional medical products. By doing so, the Company managed to minimize the impact of the rising cotton price, resulting in a steadily increased gross profit during the six months ended March 31, 2011, compared to the same period last year.

(2)
During the six months ended March 31, 2010, the sales of high margin protective products such as PurCotton® masks and isolation gowns increased as a result of an outbreak of the H1N1 virus. The Company did not enjoy such contribution from these high-margin products during the six months ended March 31, 2011, which resulted in a decrease in gross margin, when compared with the six months ended March 31, 2010.

Other Operating Income, Net

The Company’s other operating income, net, for the six months ended March 31, 2011, increased $623,000 to $1,112,000, from $489,000 for the six months ended March 31, 2010. Other operating income, net, mainly consists of sales of leftover materials, change in fair market value on cotton futures contracts, government subsidies, which are financial incentives awarded by the PRC local government to the Company, and change in fair value of foreign currency forward contracts. Further, the increase in other operating income, net, was primarily due to the fact that, during the six months ended March 31, 2011, the Company was awarded $1,214,000 by government authorities in recognition of the Company’s contribution to research and development and brand building activities.

Realized Loss on Commodity Financial Instruments

Realized loss on commodity financial instruments for the six months ended March 31, 2011 was primarily composed of a loss of approximately $1,760,000, on trading cotton futures, compared to $Nil in the same period last year. Cotton is the Company’s primary raw material used in its manufacturing process.  As a result of rising demand caused by global economic recovery and supply shortages due to bad weather, cotton prices have been rapidly increasing and fluctuating in the last half year.  Under this rising cost environment, the Company cannot secure stable price quotes from cotton suppliers, resulting in inconsistency in the prices quoted to the Company’s customers.  Therefore, the Company, through its wholly-owned subsidiary Winner Industries (Shenzhen) Co., Ltd., “Winner Shenzhen,” has decided to enter into cotton future transactions in order to manage the impact of volatility in cotton prices on production.

For the six months ended March 31, 2011, Winner Shenzhen’s transactions in cotton futures resulted in a net loss of approximately $1,760,000, which was charged to Realized Loss on Commodity Financial Instruments in the condensed consolidated statements of income for the period. The loss was a result of significant increases and fluctuation in cotton prices since January, 2011.  During this period, based on management’s expectation that cotton prices would experience a downward correction, Winner Shenzhen acquired a short position to hedge against price corrections.  However, contrary to management’s expectation, the price increase continued.  In order to minimize further losses, management closed its short position, generating a loss for the period.

In order to shift risk away from the Company during the initial period of cotton futures trading and better protect the interests of the Company’s shareholders, the chief executive officer of the Company, Mr. Jianquan Li, signed agreements with Winner Shenzhen effective January 1, 2011 that are scheduled to expire on September 30, 2011. Under these agreements, Mr. Jianquan Li agrees that, on September 30, 2011, he will assume all net losses, if any, incurred by Winner Shenzhen from cotton futures trading from January 1, 2011 to September 30, 2011.  If, however, there is a net gain from trading activities, it will be retained by Winner Shenzhen.  Details regarding the loss from trading in cotton futures and the agreements signed by Mr. Jianquan Li are discussed in the Recent Development section of this Report.

Exchange Difference, Net

The Company’s exchange difference, net, for the six months ended March 31, 2011, increased to a loss of $144,000, from a loss of $80,000 for the six months ended March 31, 2010. Such an increase in loss was mainly due to the fact that the Company has been using the US Dollar, which depreciated against the RMB during the six months ended 2011, as the main currency to settle the majority of its trades with customers. During the six months ended March 31, 2011 and 2010, the average exchange rates of the RMB against the US Dollar were 6.6197 and 6.8276 respectively; the appreciation of the RMB against the US Dollar was 3.04%.

The Company expects that the exchange rate of the RMB against the US Dollar will continue to appreciate in the future. In order to minimize the currency exchange rate risk, the Company is (1) reinforcing and expanding its businesses in the China market, (2) inserting clauses into contracts that the selling price is subject to the fluctuation of currency and the price of raw materials, and (3) entering into several foreign currency forward contracts with a commercial bank to hedge future trade receipts in US Dollars against RMB. As of March 31, 2011, the total outstanding foreign currency forward contracts amounted to $12,600,000, of which $6,300,000 was for purchasing US dollars and $6,300,000 was for selling US dollars, to hedge against currency fluctuations.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased $2,394,000, or a 25.30% increase, to $11,858,000 for the six months ended March 31, 2011 from $9,464,000 for the six months ended March 31, 2010. As a percentage of revenues, the Company’s selling, general and administrative expenses increased to 17.72% for the six months ended March 31, 2011 from 16.94% for the six months ended March 31, 2010. The increase of selling, general and administrative expenses was primarily due to the increase of salary and leasing expenses compared to the same period of last year.

Sales and administrative staff costs increased by $1,474,000, or 65.34%, during the six months ended March 31, 2011, compared to the same period last year. This increase was primarily due to salaries of sales representatives for the newly opened PurCotton chain stores and to other operational and administrative staff responsible for the PurCotton retail business.

As of March 31, 2011, the Company had two subsidiaries handling sales channels covering northern and middle China respectively, Beijing PurCotton Co., Ltd. and Shanghai PurCotton Co., Ltd. which have 88 and 34 staff respectively, compared to zero for the six months ended March 31, 2010 when the above two subsidiaries had not been established. In addition, the total sales representatives and administrative staff in Shenzhen PurCotton Co., Ltd. and Guangzhou PurCotton Co., Ltd. increased to 185 in the reporting period from 71 in the same period last year.

Leasing expense for the Company increased by $733,000 during the six months ended March 31, 2011 compared with the same period last year. The increase was mainly attributable to the rent expense for newly established PurCotton self-operated chain stores. As of March 31, 2011, the Company operates 33 retail chain stores in first-tier cities throughout China: 22 in Guangdong province, where the Company’s headquarters are located, 7 in Beijing, the capital of China, and 4 in Shanghai, as compared with 7 as of March 31, 2010.

Interest Expense

Interest expense decreased to approximately $93,000, 0.14% of total revenue, for the six months ended March 31, 2011, as compared to approximately $99,000, 0.18% of total revenue, for the same period of 2010, a decrease of approximately $6,000, or 6.06%. Short-term bank loans, as of March 31, 2011, were approximately $5,338,000, indicating an increase of $1,676,000 compared to approximately $3,662,000 as of March 31, 2010. Approximately $3,050,000 was a new loan borrowed on March 03, 2011 and the interest expense for this new loan was calculated for less than a month during the reporting period. The Company’s bank loans are primarily used as a supplement to working capital for daily operations.

Income Taxes

The Company’s income tax provision for the six months ended March 31, 2011 was $722,000 as compared to $1,202,000 for the six months ended March 31, 2010, a decrease of $480,000. Income tax as a percentage of income before income taxes was 11.42% for the six months ended March 31, 2011, compared with 15.60% for the same period last year. This decrease was primarily due to (1) a tax deduction accrued in the reporting quarter for a 150% tax deductible preferential policy applicable to Winner Medical’s research and development expense, (2) a deferred tax asset generated by the loss on PurCotton retail business; and (3) during the six months ended March 31, 2011, a deferred tax asset recognized by the Company for losses generated by Shanghai Winner Medical Apparatus Co., Ltd, thereby decreasing the income taxes expense.

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

The tax rates applicable to the Company’s wholly-owned subsidiaries are as follows:

		Calendar Year Ending December 31
	2011	2012	2013	2014	2015
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical(Huanggang) Co., Ltd.	12.5%	12.5%	25%	25%	25%
Winner Medical & Textile Ltd. Chongyang	25%	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	25%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd.*	15%	25%	25%	25%	25%
Shenzhen PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Huanggang Winner Cotton Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Co., Ltd	25%	25%	25%	25%	25%
Guangzhou PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Shanghai PurCotton Co., Ltd	25%	25%	25%	25%	25%
Hong Kong PurCotton Co., Ltd	16.5%	16.5%	16.5%	16.5%	16.5%

*For years 2012, 2013 and 2014, the preferential tax rate of 15% will be subject to whether Winner Shenzhen can successfully renew the High and New Technology Enterprise Certificate which was awarded in 2009.

Winner Medical (Hong Kong) Limited was incorporated in January 2008, and its applicable statutory tax rate for each of the six months ended March 31, 2011 and 2010 was 16.5%.

No provision for US tax was made as the Company had no assessable income in the US for the six months ended March 31, 2011 and 2010. The enterprise income tax rate in the U.S. was 34%.

Non-controlling Interest

The Company’s financial statements reflect an adjustment to its consolidated group net income equal to an income attributable to non-controlling interests of $33,000 and a loss attributable to non-controlling interests of $92,000 in the six months ended March 31, 2011 and 2010, respectively. In the six months ended March 31, 2011, third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited. In the six months ended March 31, 2010, third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited and 40% in Shanghai Winner Medical Apparatus Co., Ltd., which suffered a loss during the same period of 2010. The change in third party non-controlling interests was due to the fact that on September 13, 2010, the Company’s wholly-owned subsidiary, Winner Industries (Shenzhen) Co., Ltd. purchased 40% of Shanghai Winner Medical Apparatus Co., Ltd. from the third party, thus acquiring Shanghai Winner Medical Apparatus Co., Ltd. as another  wholly-owned subsidiary.

Net Income Attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. was approximately $5,564,000 for the six months ended March 31, 2011, as compared to approximately $6,597,000 for the same period of 2010, a decrease of approximately $1,033,000, or approximately 15.66%. Net income as a percentage of net sales was 8.31% for the six months ended March 31, 2011, compared with 11.81% for the same period last year.

This decrease in net income was primarily attributable to a realized loss of $1,496,000 (after tax) on cotton futures trading, which is discussed in more detail in Recent Development and Realized Loss on Commodity Financial Instruments.

In addition, during the six months ended March 31, 2010, sales of high margin protective products such as PurCotton® masks and isolation gowns increased as a result of an H1N1 virus outbreak. The Company did not enjoy the same level of contribution from these high-margin products in the six months ended March 31, 2011, contributing to the decrease in net margin.

Non-GAAP Financial Measures

Non-GAAP net income and non-GAAP net income per basic and diluted share represent net income and net income per basic and diluted share before Realized Loss on Commodity Financial Instruments. The Company believes its presentation of these non-GAAP measures provides meaningful insight into its operating performance and an alternative perspective on the results of operations. The Company believes that non-GAAP net income and net income per basic and diluted share are useful to both management and investors in evaluating the Company’s operating performance compared with that of other companies in its industry. The calculation of non-GAAP net income and net income per basic and diluted share allows the Company to compare its operating results with those of other companies without giving effect to Realized Loss on Commodity Financial Instruments, which may vary from different companies for reasons unrelated to the overall operating performance of a company’s business.

Non-GAAP net income are not measures of performance under accounting principles generally accepted in the United States (U.S. GAAP).  The Company includes them in this Form 10-Q in order to:

•	improve transparency for investors;
•	assist investors in their assessment of the Company’s performance;
•	facilitate comparisons to historical performance;
•	ensure that these measures are fully understood in light of how the Company evaluates its operating results; and
•	properly define the metrics used and confirm their calculation.

The non-GAAP measures provided herein may not be comparable to similar measures presented by other companies. The Company recognizes that the usefulness of non-GAAP net income and net income per basic and diluted share has certain limitations, including:

•
non-GAAP net income and net income per basic and diluted share do not include Realized Loss on Commodity Financial Instruments. Because the Company periodically has engaged in futures trading to manage the impact of volatility in cotton prices on production, gains and losses on commodity financial instruments affect the Company’s ability to generate net income. Therefore, any measure that excludes Realized Loss on Commodity Financial Instruments may have material limitations; and

•
the manner in which the Company calculates non-GAAP net income and net income per basic and diluted share may differ from that of other companies, which limits their usefulness as a comparative measure.

The Company compensates for the foregoing limitations by using non-GAAP net income and net income per basic and diluted share as comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of its operating performance.

These non-GAAP results should not be regarded as a substitute for corresponding U.S. GAAP measures, but instead utilized as a supplemental measure of operating performance in evaluating the Company’s business. As such, these non-GAAP measures should be viewed in conjunction with both the Company’s financial statements prepared in accordance with U.S.GAAP. Please refer to the reconciliation of these supplemental non-GAAP financial measures to the most closely related U.S. GAAP measures provided for each period presented below.

Comparison of the Three and Six Months Ended March 31, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
Item	MARCH 31		MARCH 31
	2011	2010	2011	2010
GAAP net Income attributable to Winner Medical Group Inc.	$2,236	2,676	$5,564	6,597
GAAP profit margin	6.73%	10.26%	8.31%	11.81%
Realized loss from commodity derivatives net of Winner Shenzhen applicable tax rate of 15%	$1,340	-	$1,496	-
NON-GAAP net Income attributable to Winner Medical Group Inc.	$3,576	2,676	$7,060	6,597
NON-GAAP profit margin	10.76%	10.26%	$10.55%	11.81%

The following table illustrates the reconciliation of GAAP to Non-GAAP Net Income Per Basic and Diluted Share.

	THREE MONTHS ENDED		SIX MONTHS ENDED
Item	MARCH 31		MARCH 31
	2011	2010	2011	2010
GAAP net Income attributable to Winner Medical Group Inc. per basic and diluted share	$0.09	0.12	$0.23	0.29
Realized loss from commodity financial instruments net of Winner Shenzhen applicable tax rate of 15%	$0.06	-	$0.06	-
NON-GAAP net Income attributable to Winner Medical Group Inc. per basic and diluted share	$0.15	0.12	$0.29	0.29
Weighted average ordinary shares outstanding-basic (shares in thousands)	24,130	22,364	24,123	22,364
Weighted average ordinary shares outstanding-diluted (shares in thousands)	24,533	22,805	24,534	22,639

Inventory turnover

The Company’s inventory increased to approximately $26,491,000 as of March 31, 2011, as compared with approximately $15,945,000 as of September 30, 2010, an increase of $10,546,000, or 66.14%. Raw material, work-in-process and finished products accounted for approximately 48.49%, 21.45% and 30.06% of inventory on March 31, 2011, respectively, and 31.40%, 31.13 % and 37.47% of inventory on September 30, 2010. The Company’s inventory turnover was 4.48 and 5.06 times for the six months ended March 31, 2011 and the year ended September 30, 2010, respectively. The decreased inventory turnover was primarily due to the increase in inventory during the six months ended March 31, 2011, which was driven by the following factors:

First, the Company has been dedicated to using high-quality cotton to ensure the stability of product quality and the cost of this cotton is higher than normal cotton because of quality and shortage in supply. Therefore, the Company purchased more high-quality cotton for continuous production and built up stock for future use, resulting in an increase in the value of raw material, with $7,839,000 from $5,007,000 on September 30, 2010 to $12,846,000 on March 31, 2011, or 156.57%, during the six month period when compared to the balance on September 30, 2010.

Second, with an integrated supply chain from cotton-processing to finished products and with expanded distribution channels from material-supply to retail, the Company expected increased demands for raw materials and finished medical and PurCotton® products for the six months ended March 31, 2010.

Third, for the six months ended March 31, 2011, cotton prices experienced an upward fluctuation. Such a sharp increase in cotton prices increased the raw material costs, since cotton is the core raw material for the Company.

Accounts receivable collection period

Accounts receivable decreased to approximately $15,668,000 as of March 31, 2011, compared to approximately $15,672,000 as of September 30, 2010, a decrease of approximately $4,000, or 0.03%. The Company’s average accounts receivable collection period was 45.29 days and 44.23 days for the six months ended March 31, 2011 and the year ended September 30, 2010, respectively. When compared with 46.52 days for the three months ended December 31, 2010, the Company experienced a shorter collection period for the three months ended March 31, 2011, indicating a smaller balance of account receivables and more cash provided by accounts receivables collection. Such an improvement of accounts receivable during the three months ended March 31, 2011, was mainly due to effective internal accounts receivable management and active monitoring by the Company.

The Company has implemented SAP system for improving business efficiency, with which the Company can have in-depth evaluation and assessment of accounts receivable. Based on such evaluation and assessment, the Company can determine an effective and efficient way to collect its balance of accounts receivable. Furthermore, international sales have long been a major portion of the Company’s net sales and most of such international sales were settled with Letters of Credit (L/C) secured by intermediary banks. Over 99% of accounts receivable as of March 31, 2011 were less than three months.

In addition, in order to reduce losses on bad debts, the Company entered into a one-year insurance policy with China Export & Credit Insurance Corporation effective April 15, 2010, will expire on December 31, 2011, which will be automatically renewed subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is $2 million.

The account receivable collection age as of March 31, 2011 is illustrated as follows:

(All amounts, other than percentages, in thousands of U.S. Dollars)

Periods	Amount in Thousands	As a Percentage

Less than or equal to 3 months	$15,545	99.22%

3 to 6 months	$90	0.58%

6 to 12 months	$14	0.09%

More than 12 months	$18	0.11%

Total	$15,667	100.00%

Liquidity and Capital Resources

As of March 31, 2011, the Company had cash and cash equivalents of approximately $11,994,000.

Cash Flow
(in Thousands of US$)

	Six Months Ended March 31,
	2011	2010

Net cash (used in) provided by operating activities	(5,762)	7,610
Net cash used in investing activities	(2,556)	(3,182)
Net cash provided by (used in) financing activities	5,076	(2,929)
Effect of exchange rate changes on cash balance	418	(179)
Net increase (decrease) in cash and cash equivalents	(2,824)	1,319
Cash and cash equivalents at the beginning of period	14,818	9,493
Cash and cash equivalents at the end of period	11,994	10,812

Operating Activities:

Net cash used in operating activities was $5,762,000 for the six months ended March 31, 2011,  a decrease of $13,372,000 from the $7,610,000 net cash provided by operating activities for the same period in 2010. This decrease was mainly attributable to the increase in restricted broker margin account, inventories and prepaid expenses and other receivables as illustrated below:

(1) In order to hedge against cotton price volatility, the Company entered into several cotton futures transactions; such trading requires the Company to make certain margin deposits as a guarantee to execute contracts. During the six months ended March 31, 2011, the margin deposit placed for buying cotton future contracts was approximately $1,279,000, compared to $0 in the same period of 2010, as the Company did not trade any commodity derivatives;

(2) With an integrated supply chain from cotton-processing to finished products and an expansion of distribution channels from material-supply to retail, the Company experienced increased demands for raw materials and finished medical and PurCotton® products for the six months ended March 31, 2011. In addition, due to the sharp increase of cotton prices during the six months ended March 31, 2011 and the greater demand of quality cotton as a result of increasing sales, the Company decided to purchase more cotton to maintain continuous production and adequate reserves. As a result, cash used in purchasing inventory increased to approximately $10,194,000 for the six months ended March 31, 2011, compared to approximately $1,608,000 for the six months ended March 31, 2010, an increase of approximately $8,586,000;

(3) Cash flows used in prepaid expenses and other receivables were approximately $4,987,000 during the six months ended March 31, 2011, compared with approximately $1,111,000 for the six months ended March 31, 2010, an increase of approximately $3,876,000. This increase was mainly due to (1) cotton shortages in the six months ended March 31, 2011, the mechanism of purchasing cotton from cotton trading companies required deposits, compared with deposit-free for the same period last year, (2) prepaid deposits for renting PurCotton chain stores, and (3) receivables of export tax rebates.

Overall, compared to the three months ended December 31, 2010, cash flow used in operation activities improved from negative 7,758,000 to negative $5,762,000 during the three months ended March 31, 2011, primarily attributable to the Company’s ability to control costs and expenses while maintaining stronger sales and consistent production performance.

Investing Activities:

Net cash used in investing activities for the six months ended March 31, 2011 was $2,556,000, a decrease of $626,000 from $3,182,000 for the six months ended March 31, 2010. During the six months ended March 31, 2011, the cash used in investing activities was primarily for the Company’s payments and installments on property, plant and equipment placed in integrated PurCotton product manufacturing lines as well as construction of a warehouse and decoration of PurCotton stores.

Financing Activities:

The Company’s primary net cash provided by financing activities was bank loans.

Net cash provided by financing activities for the six months ended March 31, 2011 totaled $5,076,000, an increase of $8,005,000 from net cash used in financing activities of $2,929,000 in the same period of 2010. This increase was mainly attributable to a net increase of $5,287,000 in borrowing on bank loans in the six months ended March 31, 2011.

The Company’s debt to asset ratio was approximately 15.11% as of March 31, 2011. The Company plans to maintain its debt to asset ratio below 40% in order to provide adequate space for new bank loans if needed. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans. As of March 31, 2011, the Company had approximately $5,338,000 of outstanding bank loans with China Merchants Bank. The monthly average amount of bank borrowings was $4.25 million, while the maximum amount was $6.01 million during the first six months. The weighted average interest rate on short-term borrowings for the six months ended March 31, 2011 and 2010 were 4.41% and 5.80% per annum, respectively.

The Company’s subsidiaries in Shenzhen and Huanggang have credit lines with Shenzhen Commercial Bank, the Shenzhen Branch of the Industrial and Commercial Bank of China, and Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

Bank loans as of March 31, 2011
				Balance as of March 31, 2011
Item	Bank	Loan period	Interest rate	US$
A	Shenzhen Branch of China Merchants Bank	10-08-2010 to 09-18-2011	5.5755%	2,287,841
B	Shenzhen Branch of China Merchants Bank	03-03-2011 to 09-03-2011	6.7200%	3,050,454
		Total		5,338,295

As of March 31, 2011, the Company had approximately $28 million worth of bank credit facilities available from three commercial banks, of which there are $23 million unused bank credit facilities, consisting of approximately $7 million from Shenzhen Branch of China Merchants Bank, approximately $12 million from Shenzhen Branch of the Industrial and Commercial Bank of China, and approximately $4 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by the Company’s real estate. These revolving lines of credit allow the Company to renew short-term loans when due, and the banks reevaluate the Company’s credit line annually. These bank facilities enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its Chief Executive Officer and the Company’s Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Not applicable.

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

DATED: May 11, 2011

WINNER MEDICAL GROUP INC.

By:	/s/ Jianquan Li
Jianquan Li Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Xiuyuan Fang
Xiuyuan Fang Chief Financial Officer and Treasurer (Principal Financial Officer)

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