Form 10-Q
period 2011-06-30
WINNER MEDICAL GROUP INC
filed 2011-08-10
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 001-34484

WINNER MEDICAL GROUP INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-0215298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

Winner Industrial Park, Bulong Road Longhua, Shenzhen City, 518109 The People’s Republic of China
(Address of principal executive offices) (Zip Code)

86-(755) 28138888
(Registrant’s telephone number, including area code)

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, US$0.001 par value	24,140,247

PART I
FINANCIAL INFORMATION

ITEM 1.                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended June 30, 2011 and 2010

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2011	2010
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	16,991,651	14,818,179
Restricted bank deposits	94,599	285,119
Restricted broker margin account	1,293,172	0
Held-to-maturity investments	0	1,497,607
Accounts receivable, less allowances for doubtful accounts of US$171,359 and US$230,200 at June 30, 2011 and September 30, 2010, respectively	20,482,777	15,672,446
Amounts due from affiliated companies	208,243	999
Inventories	25,186,896	15,945,101
Prepaid expenses and other current assets	11,208,509	6,929,066
Income taxes recoverable	28,118	33,974
Deferred tax assets	363,087	428,741
Total current assets	75,857,052	55,611,232
Property, plant and equipment, net	63,667,803	60,110,367
Investment in equity investees	2,322,645	2,159,784
Intangible assets, net	132,681	125,079
Prepaid expenses and other receivables	1,603,471	637,748
Deferred tax assets	1,013,554	331,785
Total assets	144,597,206	118,975,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	8,498,671	0
Accounts payable	8,134,774	5,362,155
Accrued payroll and employee benefits	2,937,325	2,393,700
Customer deposits	722,979	687,275
Accrued and other liabilities	3,272,597	3,057,445
Amounts due to affiliated companies	61,060	58,338
Income taxes payable	1,593,584	1,477,212
Total current liabilities	25,220,990	13,036,125
Deferred tax liabilities	44,213	42,699
Total liabilities	25,265,203	13,078,824

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000, issued and outstanding June 30, 2011 – 24,130,247 shares; September 30, 2010 –23,950,740 shares	24,131	23,951
Additional paid-in capital	40,799,040	40,154,494
Retained earnings	57,660,227	48,730,034
Statutory reserves	4,644,243	4,585,731
Accumulated other comprehensive income	16,059,711	12,302,762
Total Winner Medical Group Inc.
stockholders’ equity	119,187,352	105,796,972

Non-controlling interests	144,651	100,199
Total equity	119,332,003	105,897,171

Total liabilities and equity	144,597,206	118,975,995

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Net sales	41,536,465	30,926,910	108,460,785	86,788,642

Cost of sales	(30,227,856)	(21,993,948)	(78,318,957)	(61,067,648)
Gross profit	11,308,609	8,932,962	30,141,828	25,720,994

Other operating income/(loss) , net	(2,831)	117,083	(104,786)	440,466
Government subsidies	90,407	28,287	1,304,622	193,991
Realized gain/(loss) on commodity financial instruments	65,037	0	(1,694,632)	0
Exchange difference, net	(270,910)	(152,908)	(415,041)	(233,089)
Selling, general and administrative expenses	(7,293,780)	(5,277,382)	(19,151,578)	(14,741,028)

Income from operations	3,896,532	3,648,042	10,080,413	11,381,334
Interest income	59,088	13,295	105,256	41,038
Interest expense	(134,793)	(21,545)	(227,978)	(120,048)
Equity in earnings of 50 percent or less owned persons	179,745	103,954	362,860	148,979
Income before income taxes	4,000,572	3,743,746	10,320,551	11,451,303

Income taxes	(565,349)	(347,881)	(1,287,744)	(1,549,977)
Net income	3,435,223	3,395,865	9,032,807	9,901,326

Net (income)/ loss attributable to non-controlling interests	(10,698)	(21,928)	(44,102)	69,861
Net income attributable to Winner Medical Group Inc.	3,424,525	3,373,937	8,988,705	9,971,187

Comprehensive income:
Net income	3,435,223	3,395,865	9,032,807	9,901,326
Foreign currency translation difference	1,385,899	438,928	3,757,299	290,862
Comprehensive (income)/ loss attributable to non-controlling interests	(10,672)	(21,648)	(44,452)	70,302

Comprehensive income attributable to Winner Medical Group Inc.	4,810,450	3,813,145	12,745,654	10,262,490

Net income attributable to Winner Medical Group Inc. per share
- basic	0.14	0.14	0.37	0.44
- diluted	0.14	0.14	0.37	0.43

Weighted average common stock outstanding
- basic	24,130,247	23,378,040	24,125,593	22,701,840
- diluted	24,601,088	24,060,419	24,621,897	23,112,894

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Equity attributable to Winner Medical Group Inc.
						Accumulated
	Common stock		Additional			other	Non-
	Stock		paid-in	Retained	Statutory	comprehensive	controlling	Total
	outstanding	Amount	capital	earnings	reserves	income	interests	equity
		US$	US$	US$	US$	US$	US$	US$

Balance at September 30, 2009 (restated to reflect one-for-two reverse stock split with effective from October 6, 2009)	22,363,740	22,364	31,166,123	36,797,172	3,428,095	10,717,850	82,815	82,214,419
Issuance of common stock – net of offering costs	1,587,000	1,587	8,791,876	0	0	0	0	8,793,463
Restricted stock units granted	0	0	695,758	0	0	0	0	695,758
Net income/(loss)	0	0	0	13,090,498	0	0	(93,136)	12,997,362
Foreign currency translation difference	0	0	0	0	0	1,584,912	(747)	1,584,165
Transfer to statutory reserves	0	0	0	(1,157,636)	1,157,636	0	0	0
Purchase of non-controlling interests	0	0	(499,263)	0	0	0	111,267	(387,996)
Balance at September 30, 2010	23,950,740	23,951	40,154,494	48,730,034	4,585,731	12,302,762	100,199	105,897,171
Restricted stock units granted	0	0	644,726	0	0	0	0	644,726
Issuance of restricted stock units	179,507	180	(180)	0	0	0	0	0
Net income	0	0	0	8,988,705	0	0	44,102	9,032,807
Transfer to Statutory reserves	0	0	0	(58,512)	58,512	0	0	0
Foreign currency translation difference	0	0	0	0	0	3,756,949	350	3,757,299
Balance at June 30, 2011	24,130,247	24,131	40,799,040	57,660,227	4,644,243	16,059,711	144,651	119,332,003

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2011	2010
	US$	US$
Cash flows from operating activities
Net income	9,032,807	9,901,326
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	4,030,486	3,799,724
Amortization of intangible assets	20,789	19,435
Loss on disposal of property, plant and equipment	246,097	11,571
Change in fair value of financial instruments, net	(71,071)	(97,690)
Equity in earnings of 50 percent or less owned persons	(362,860)	(148,979)
Investment income from held-to-maturity investments	(55,835)	0
Stock-based compensation expenses	644,726	782,623
Deferred tax	(589,145)	160,534
Changes in operating assets and liabilities:
Restricted bank deposits	193,677	(71,646)
Restricted broker margin account	(1,293,173)	0
Accounts receivable	(4,254,544)	(2,737,255)
Amounts due from affiliated companies	(7,208)	(5,754)
Inventories	(8,676,339)	(2,088,530)
Prepaid expenses and other receivables	(3,949,729)	(3,857,471)
Income taxes recoverable	7,061	(2,441)
Accounts payable	2,582,464	781,071
Accrued payroll and employee benefits	458,738	(158,800)
Customer deposits	11,332	(209,524)
Accrued and other liabilities	309,727	55,206
Amounts due to affiliated companies	653	(48,896)
Income taxes payable	84,838	(479,988)
Net cash (used in)/provided by operating activities	(1,636,509)	5,604,516

Cash flows from investing activities
Purchase of property, plant and equipment	(5,070,594)	(3,713,082)
Purchase of intangible assets	(23,904)	0
Proceeds from disposal of property, plant and equipment	39,139	16,339
Deposits paid for property, plant and equipment	(1,589,928)	(1,455,096)
Proceeds from disposal of held-to-maturity investments	31,229,055	0
Purchase of held-to-maturity investments	(29,647,424)	0
Net cash used in investing activities	(5,063,656)	(5,151,839)

Cash flows from financing activities
Proceeds from bank borrowings	12,752,313	0
Repayment of bank borrowings	(4,390,219)	(5,873,715)
Purchase of non-controlling interests	(211,490)	0
Proceeds from issuance of common stock	0	8,793,463
Net cash provided by financing activities	8,150,604	2,919,748

Effect of exchange rate changes	723,033	(129,438)

Net increase in cash and cash equivalents	2,173,472	3,242,987
Cash and cash equivalents, beginning of period	14,818,179	9,493,026
Cash and cash equivalents, end of period	16,991,651	12,736,013

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	227,978	120,048
Income taxes	1,864,125	1,872,343

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Preparation of Financial Statements

The accompanying condensed consolidated financial statements of Winner Medical Group Inc. (“Winner Medical” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of the management of the Company, are necessary for a fair presentation of the information contained therein. The condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of income and comprehensive income for the three and nine months ended June 30, 2011 is not necessarily indicative of the results that may be expected for the entire year ending September 30, 2011. It is suggest that interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 and notes thereto.

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

2.  Description of Business

The principal activities of the Company and its subsidiaries consist of research and development, manufacturing and trading of medical dressings and medical disposables, as well as natural cotton consumer products. Activities of the Group are principally conducted by subsidiaries operating in the People’s Republic of China (the “PRC”).

3.  Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). This pronouncement is an authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has not completed its assessment of the impact, if any, that the disclosures of activity within Level 3 fair value measurements will have on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This pronouncement is an authoritative guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal year beginning October 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income (“ASU No. 2011-05”). This pronouncement is an authoritative guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on the disclosure requirements of the comprehensive income.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Net Income Attributable to Winner Medical Group Inc. Per Share

Net income attributable to Winner Medical Group Inc. per share- Basic net income attributable to Winner Medical Group Inc. per share is computed by dividing net income attributable to Winner Medical Group Inc. available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income attributable to Winner Medical Group Inc. per share gives effect to all dilutive potential ordinary shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  At June 30, 2011 and 2010, the basic and diluted net income attributable to Winner Medical Group Inc. per share calculated in accordance with FASB ASC 260, Earnings Per Share, are reconciled as follows:

	Three months ended June 30,
	2011	2010
	US$	US$
Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	3,424,525	3,373,937

Weighted average common stock outstanding	24,130,247	23,378,040

Net income attributable to Winner Medical Group Inc. per share	0.14	0.14

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	3,424,525	3,373,937

Weighted average common stock outstanding	24,130,247	23,378,040

Effect of dilution

Restricted stock	470,841	682,379

Weighted average common stock outstanding	24,601,088	24,060,419

Net income attributable to Winner Medical Group Inc. per share	0.14	0.14

	Nine months ended June 30,
	2011	2010
	US$	US$
Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	8,988,705	9,971,187

Weighted average common stock outstanding	24,125,593	22,701,840

Net income attributable to Winner Medical Group Inc. per share	0.37	0.44

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	8,988,705	9,971,187

Weighted average common stock outstanding	24,125,593	22,701,840

Effect of dilution

Restricted stock	496,304	411,054

Weighted average common stock outstanding	24,621,897	23,112,894

Net income attributable to Winner Medical Group Inc. per share	0.37	0.43

As of June 30, 2011, there was no potential common shares relating to options in the Company.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Held-to-maturity investments

As of June 30, 2011, there is no held-to-maturity investment and as of September 30, 2010, the Company’s held-to-maturity investment securities portfolio consisted of one product purchased from Industrial and Commercial Bank of China. That held-to-maturity investment was a money management product that matured on June 30, 2011. The carrying value of the investment security, approximate to the fair value, was US$Nil and US$1,497,607 as of June 30, 2011 and September 30, 2010, respectively. Interest on these investments was included in interest income by US$37,221 and US$Nil during the three months ended June 30, 2011 and 2010, respectively, and during the nine months ended June 30, 2011 and 2010 was US$55,835 and US$Nil respectively.

6.	Inventories

Inventories by major categories are summarized as follows:
	June 30,	September 30,
	2011	2010
	US$	US$
Raw materials	12,298,953	5,006,853
Work in progress	5,818,032	4,964,070
Finished goods	7,069,911	5,974,178
	25,186,896	15,945,101

7.	Credit Facilities and Pledged Assets

The subsidiaries in Shenzhen and Huanggang have credit lines with Shenzhen Branch of China Merchants Bank, Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

As of June 30, 2011, the Company had approximately $28.59 million bank credit facilities from three commercial banks. After utilizing bank loans of $8.50 million, there are $20.09 million unused bank credit facilities, consisting of approximately $6.95 million from Shenzhen Branch of China Merchants Bank, approximately $9.27 million from Shenzhen Branch of the Industrial and Commercial Bank of China, and approximately $3.87 million from Huanggang Branch of the Industrial and Commercial Bank of China. As of September 30, 2010, the Company had approximately $25.87 million bank credit facilities from three commercial banks; and after utilizing $1.80 million letter of credit as of September 30, 2010, included in accounts payable in the accompanying balance sheet, there are $24.07 million unused bank credit facilities. The maturities of these facilities are generally up to August 2011. The weighted average interest rates on short-term borrowings for the nine months ended June 30, 2011 and 2010 were 5.40% and 4.28% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that at June 30, 2011, buildings with net book values of US$3,828,092 and at September 30, 2010, leasehold land and buildings with net book values of US$6,288,904, have been pledged as collateral for the above facilities. During the nine months ended June 30, 2011, the Company obtained charge release from bank on its previously pledged leasehold land.

As of June 30, 2011 and September 30, 2010, the Company had the following short-term bank loans:

	June 30,	September 30,
	2011	2010
	US$	US$

Bank loans repayable within one year	8,498,671	0

Original currency in Chinese Renminbi	55,000,000	0

Bank loans as of June 30, 2011 that are secured by buildings consisted of the following:

		June 30,
		2011
		US$
Loan	Loan period
A	2010.10.08-2011.09.18	2,317,819
B	2011.03.03-2011.09.03	3,090,426
C	2011.04.01-2012.03.02	3,090,426
		8,498,671

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2011	2010
	US$	US$

Value added tax receivable	6,266,528	3,533,190
Advance to suppliers	3,289,738	2,054,529
Rental deposit	723,561	0
Deferred expenditure	215,885	212,823
Fair value of financial instruments	79,560	387,351
Others	633,237	741,173
	11,208,509	6,929,066

9.	Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the first three quarters. There are no current taxes due to Internal Revenue Service of United States as of June 30, 2011. The applicable income tax rate for the Company for the three and nine months ended June 30, 2011 and 2010 is 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for the three and nine months ended June 30, 2011 and 2010 was 16.5%.

On January 25, 2011, a wholly-owned subsidiary HK PurCotton Co., Ltd. “HK PurCotton” was established.  The applicable statutory tax rate for HK PurCotton was 16.5% for the three and nine months ended June 30, 2011.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Income Taxes - Continued

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

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained the High and New Technology Enterprise Certificate granted by the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable corporate income tax rate of 15% from January 1, 2009 to the calendar year end of 2011. The applicable income tax rate for Winner Shenzhen was 15% for the three and nine months ended June 30, 2011 and 2010.

On December 7, 2009, a wholly-owned subsidiary Shenzhen PurCotton Technology Co., Ltd., or “Shenzhen PurCotton” was established.  The applicable income tax rate for Shenzhen PurCotton was 25% for the three and nine months ended June 30, 2011.

On September 1, 2010, a wholly-owned subsidiary Beijing PurCotton Co., Ltd., or “Beijing PurCotton”, was established.  The applicable income tax rate for Beijing PurCotton was 25% for the three and nine months ended June 30, 2011.

               On October 18, 2010, a wholly-owned subsidiary Huanggang Winner Cotton Co., Ltd. was established.  The applicable income tax rate for Huanggang Winner Cotton Co., Ltd. was 25% for the three and nine months ended June 30, 2011.

               On November 19, 2010, a wholly-owned subsidiary Guangzhou PurCotton Co., Ltd., or “Guangzhou PurCotton”, was established.  The applicable income tax rate for Guangzhou PurCotton was 25% for the three and nine months ended June 30, 2011.

On December 3, 2010, a wholly-owned subsidiary Shanghai PurCotton Co., Ltd., or “Shanghai PurCotton”, was established.  The applicable income tax rate for Shanghai PurCotton was 25% for the three and nine months ended June 30, 2011.

On October 1, 2007, the Company adopted FASB ASC 740 (Former FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109). The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2011, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and nine months ended June 30, 2011 and 2010, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Income Taxes - Continued

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Nine months ended June 30,
	2011	2010
	US$	US$

Tax calculated at domestic statutory rate (2011: 25%; 2010: 25%)	2,580,138	2,862,880
Effect of different tax rates in various jurisdictions	96,791	117,543
Tax effect of preferential tax treatment	(1,161,515)	(1,157,022)
Tax effect of expenses not deductible for tax purpose	32,195	8,813
Tax effect of government subsidies not subject to tax	(189,764)	(43,644)
Change in valuation allowance	(44,260)	47,407
Over provision in previous years	(70,523)	(282,742)
Others	44,682	(3,258)
	1,287,744	1,549,977

10.	Related Party Transactions

During the three months ended June 30, 2011 and 2010, the Company purchased goods from L+L Healthcare Hubei Co., Ltd. (“L+L”), for US$6,861 and US$20,857 and sold goods to it for US$18,373 and US$211, respectively. During the nine months ended June 30, 2011 and 2010, the Company purchased goods from L+L for US$139,817 and US$61,715 and sold goods to it for US$$40,466 and US$462, respectively. As of June 30, 2011 and September 30, 2010, the amounts due to L+L were US$Nil and US$20,363, respectively. L+L declared dividends of US$200,000 and US$Nil to the Company for the nine months ended June 30, 2011 and 2010, respectively. The dividend receivable was accounted for as a reduction in equity investments.

During the three months ended June 30, 2011 and 2010, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd. (“Winner Chengdu”), an equity investee, for US$7,613 and US$2,115 and purchased goods from it for US$22,305 and US$48,912, respectively. During the nine months ended June 30, 2011 and 2010, the Company sold goods to Winner Chengdu, for US$11,458 and US$27,710 and purchased goods from it for US$63,433 and US$66,271, respectively. As of June 30, 2011 and September 30, 2010, amount due to Winner Chengdu were US$61,060 and US$37,975, respectively; and amount due from Winner Chengdu were US$8,243 and US$751, respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and payable according to the trading credit terms.

Mr. Jianquan Li, the Chief Executive Officer of the Company, entered into agreements with the Company in relation to commodity derivatives trading activities. Under these agreements, as of September 30, 2011, any shortfall between the restricted broker margin account balance maintained for the commodity derivatives trading activities and the balance in that account on January 1, 2011, or US$2,838,000, will be undertaken by Mr. Jianquan Li. The shortfall, if any, will be fully compensated by way of cash payment from Mr. Jianquan Li to the Company on September 30, 2011. The Company accounts for this transaction between the Company and Mr. Jianquan Li in accordance with Staff Accounting Bulletin Topic 5T, under which, any payment due from Mr. Jianquan Li for a shortfall will be recognized to additional paid-in capital on September 30, 2011 upon cash receipt. The gain for the three months ended June 30, 2011 was US$65,037 and loss for the nine months ended June 30, 2011 was US$1,694,632 from trading in commodity financial instruments has been recognized to the consolidated statements of income and comprehensive income.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Stock-Based Compensation

Stock-Based Compensation - The Company has adopted FASB ASC 718, Compensation-Stock Compensation, which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. Compensation expense is recognized for those awards that are expected to vest, which the Company’s estimates based upon historical forfeitures.

In a contract signed on May 8, 2006, the Company agreed to grant to two of its independent directors each year non-qualified options for purchasing up to 10,000 shares of the common stock of the Company, which options shall be exercisable within three years from the grant date and have an exercise price equal to the fair market value on the grant date.  On May 8, 2006, a total of 4,167 non-qualified options were granted and expired on May 7, 2009. On February 6, 2007, a total of 10,000 non-qualified options were granted. On October 1, 2007, the Company and two of its independent directors agreed to increase the cash compensation to them of US$5,000 each, and in order to substitute the option compensation terms agreed in the previous contracts.  The options granted on February 6, 2007 according to the previous contracts were still valid to their expiry date on February 5, 2010.

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions, are fully transferable and negotiable in a free trading market, to value its options under the independent director’s contract at the grant date.  Use of an option valuation model, as required by FASB ASC 718 “Compensation—Stock Compensation”, includes highly subjective assumptions based on long-term prediction, including the expected stock price volatility and average life of each option grant.

On February 5, 2010, 10,000 non−qualified options expired. There was no stock-based compensation cost recorded for the three and nine months ended June 30, 2011 and 2010, respectively. Instead, the total cash compensation costs for independent directors are US$31,667 and US$28,750 for the three months ended June 30, 2011 and 2010, respectively, US$89,167 and US$76,250 for the nine months ended June 30, 2011 and 2010, respectively.

On October 7, 2007, the Board of Directors approved the 2008-09 Restricted Stock Unit Incentive Plan (the “2008-2009 Plan”), a stock incentive compensation program for fiscal years 2008 and 2009. The 2008-2009 Plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

Under the 2008-2009 Plan, the Company granted 500,000 units out of the total 600,000 authorized restricted stock units on October 7, 2007. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income attributable to Winner Medical Group Inc.’s annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 7, 2007, which was $3.60 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

On October 15, 2008, the Board of Directors approved the granting of the remaining 100,000 units out of the total 600,000 authorized restricted stock units under the 2008-2009 Plan. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 15, 2008, which was US$0.50 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

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

Under the 2010-2011 Plan, the Company granted 250,000 units out of the total 300,000 authorized restricted stock units on September 8, 2009. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on September 7, 2012 and the second 50% on September 7, 2013 if the target of corporate net income attributable to Winner Medical Group Inc.’s annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of September 8, 2009, which was $4.40 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Stock-Based Compensation-Continued

On September 28, 2010, the Board of Directors approved the granting of the remaining 50,000 units out of the total 300,000 authorized restricted stock units under the 2010-2011 Plan. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2012 and the second 50% on October 7, 2013 if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of September 28, 2010, which was US$4.56 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

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

On October 6, 2010, the Board of Directors approved the 2011-2013 Restricted Stock Unit Incentive Plan, the "2011-2013 Plan", a stock incentive compensation program for fiscal years 2011 to 2013. This 2011-2013 plan allows the Company to offer a variety of restricted stock unit awards to directors, senior management and key employees of the Company’s wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd. (“Shenzhen PurCotton”). The participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

Under the 2011-2013 Plan, the Company granted 300,000 units out of the total 500,000 authorized restricted stock units on October 6, 2010. On each of October 6, 2012, October 6, 2013 and October 6, 2014, a participant will be eligible to vest up to 1/3 of the total number of restricted stock units underlying an award if the target of corporate net income attributable to Winner Medical Group Inc., annual sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ.com as of October 6, 2010, which was $5.31 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

On October 7, 2010, under the 2008-2009 Plan, the Company issued 179,507 shares of the Company’s common stock to those entitled employees, representing vesting of the first 50% of the total number of restricted stock awarded.

Pursuant to the one-year investor relations consulting agreement signed between the Company and a capital market consultant firm, 10,000 restricted stock units were granted to the consultant firm on the agreement signature date. After evaluating and assessing the accomplishments were achieved by the consultant firm, 10,000 restricted stock units were vested. The estimated value of the restricted stock units is based on the market price of the common stock as quoted on the NASDAQ.com as of May 2, 2011, which was US$4.99.

The Company recorded stock-based compensation expenses included in selling, general and administrative expenses of US$118,465 and US$235,505 for the three months ended June 30, 2011 and 2010, respectively and US$644,726 and US$782,623 for the nine months ended June 30, 2011 and 2010, respectively.

Management considered that the fair value of outstanding restricted share units is approximate to the market value of the Company’s common stock, as at June 30, 2011, the market value of the Company’s common stock is US$4.61.

As of June 30, 2011, a cumulative total of 744,368 non-vested restricted stock units have been cancelled and 179,507 restricted stock units were vested. The total fair value of restricted stock units vested during the three and nine months ended June 30, 2011 was US$Nil and US$536,726, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Stock-Based Compensation-Continued

A summary of the restricted stock units activity is as follows:

	Incentive plan on marketing service	2008-09 plan	2010-11 plan	2011-13 plan	Total	Weighted average grant
	Number of units	Number of units	Number of units	Number of units	Number of units	date fair value
Nonvested units outstanding at September 30, 2009	0	524,500	250,000	0	774,500	3.46
Granted	500,000	0	50,000	0	550,000	2.87
Cancelled	(500,000)	(45,750)	(12,750)	0	(558,500)	2.76
Nonvested units outstanding at September 30, 2010	0	478,750	287,250	0	766,000	3.53
Granted	0	0	0	300,000	300,000	5.31
Cancelled	0	(67,618)	(15,750)	(27,000)	(110,368)	3.73
Vested	0	(179,507)	0	0	(179,507)	2.99
Nonvested units outstanding at June 30, 2011	0	231,625	271,500	273,000	776,125	4.31

As of June 30, 2011, the unrecognized stock-based compensation expense, net of expected forfeitures, for the 2008-2009 Plan, 2010-2011 Plan and 2011-2013 Plan was US$43,542, US$630,602 and US$665,911, respectively, which totaled US$1,340,055, are expected to be amortized over the weighted average period of 1.41 years.

12.	Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:
US$
Three months ending September 30, 2011 Years ending September 30,	622,510
2012	2,144,361
2013	974,098
2014	308,493
On and after 2015	96,575
Total minimum lease payments	4,146,037

Rental expenses under operating leases included in the consolidated statements of income and comprehensive income were US$647,159 and US$252,879 for the three months ended June 30, 2011 and 2010, respectively. Rental expenses under operating leases for nine months ended June 30, 2011 and 2010, included in the consolidated statement of income and comprehensive income were US$1,664,982 and US$509,288, respectively.

Purchase obligations - The Company has signed agreements with suppliers and other parties to purchase plant and machinery and computer equipment with estimated non-cancelable obligations of US$4,217,699 and US$2,610,641 as of June 30, 2011 and September 30, 2010, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Fair Value Measurement

               FASB ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and requires certain disclosures about fair value measurement. FASB ASC 820 also establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, restricted broker margin account, accounts receivable, deposits and other receivable, other current assets, bank loans, accounts payable, other current liabilities and other liabilities are reasonable estimates of their fair values. These financial assets and liabilities are classified either Level 1 or Level 2 in the fair value hierarchy as of June 30, 2011 and September 30, 2010. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

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

The following table summarizes the Company’s fair value of derivatives:

	Condensed Consolidated	June 30,	September 30,
	Balance Sheet Presentation	2011	2010
		US$	US$

Derivatives not designated as hedging instruments
Fair value of foreign exchange forward contracts	Other current assets	79,560	387,351

Fair value of foreign exchange forward contracts	Other liabilities	8,489	174,462

Fair value of commodity financial instruments	Restricted broker margin account	1,293,172	0

Foreign exchange derivatives - The Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign exchange forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The total outstanding foreign exchange forward contracts were amounted to US$12,600,000, representing US$6,300,000 selling of U.S. dollars and US$6,300,000 buying of U.S. dollars, as of June 30, 2011. The Company’s foreign exchange forward contracts are classified as Level 2 in the fair value hierarchy under FASB ASC 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial bank.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	Financial Instruments and Derivatives- Continued

           The impact on earnings from foreign exchange derivatives activity, including changes in the fair value of derivatives for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Presentation of gain or loss	Three months ended June 30,
	recognized on derivatives	2011	2010
		US$	US$

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Unrealized exchange gain	39,611	93,274
	Unrealized exchange loss	(4,946)	0

	Other operating income, net	34,665	93,274

	Presentation of gain or loss	Nine months ended June 30,
	recognized on derivatives	2011	2010
		US$	US$
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Unrealized exchange gain	79,560	158,300
	Unrealized exchange loss	(8,489)	(60,610)

	Other operating income, net	71,071	97,690

The realized gain on foreign exchange forward contracts included in other operating income, net was US$Nil in each of the three months ended June 30, 2011 and 2010,  respectively and US$169,040 and US$Nil for the nine months ended June 30, 2011 and 2010, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	Financial Instruments and Derivatives- Continued

Commodity derivatives - Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. Starting from October 2010, the Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, they are not designated or accounted for as hedging instruments. The commodity financial instruments are valued at fair value. The commodity derivatives require collateral, referred to as margin, in the form of cash. As of June 30, 2011, the Company’s restricted broker margin account was US$1,293,172, net of unrealized loss of US$73,738. Decrease in fair value of commodity financial instruments recorded in other operating income was US$73,738 for the three and nine months ended June 30, 2011. The total outstanding cotton futures contracts amounted to US$3,757,958, representing US$3,757,958 buying of cotton, as of June 30, 2011, which will mature in less than one year. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under FASB ASC 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

The realized gain for the three months ended June 30, 2011 on commodity financial instruments was US$65,037 and realized loss for the nine months ended June 30, 2011 was US$1,694,632.

15.	Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co., Ltd, and are typically sold on an open account basis.  The sales to Sakai Shoten Co., Ltd. accounted for 11.39% and 10.41% of the total net sales for the three months ended June 30, 2011 and 2010, 12.07% and 11.86% of the total net sales for the nine months ended June 30, 2011 and 2010.

A substantial percentage of the Company’s accounts receivable are made of two customers, Tyco Healthcare Co., Ltd and Molnlycke Health Care AB.  The two companies accounted for 10.53% and 14.39%, 14.38% and 13.54% of the total accounts receivable as of June 30, 2011 and September 30, 2010, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt recovery of US$31,308 and bad debt expenses of US$80,362 for the three months ended June 30, 2011 and 2010, and bad debt recovery of US$58,841 and bad debt expense of US$67,920 during the nine months ended June 30, 2011 and 2010 respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 5.58% to 6.72%.  Other financial assets and liabilities do not have material interest rate risk.

Credit risk - In order to reduce the risk of inability to collect the accounts receivable, the Company entered into an insurance policy with China Export & Credit Insurance Corporation effective on April 15, 2010, will be expired on December 31, 2011 and automatically renewable subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is US$2 million.

Foreign currency risk - The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On June 30, 2011 and September 30, 2010, the exchange rates of RMB against US dollar were 6.4716 and 6.7011 respectively; the appreciation of RMB against US dollar was 3.42%. On June 30, 2011 and September 30, 2010, the exchange rates of RMB against Euro were 9.3612 and 9.1329, respectively. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on the Company’s business.

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

The business of the Company is manufacturing and trading of medical dressings and medical disposable products. The Company's sales by geographic destination are analyzed as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Europe	16,071,074	12,405,888	35,684,291	31,427,425
PRC	9,020,041	5,932,889	25,724,476	19,348,818
America	8,556,687	7,203,259	24,794,963	18,110,887
Japan	6,201,565	4,216,607	16,834,536	13,645,080
Others	1,687,098	1,168,267	5,422,519	4,256,432
Total net sales	41,536,465	30,926,910	108,460,785	86,788,642

Sales to countries which in excess of 10% of total sales for the three and nine months ended June 30, 2011 and 2010:

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

PRC	9,020,041	5,932,889	25,724,476	19,348,818
Japan	6,201,565	4,216,607	16,834,536	13,645,080
United States of America	4,920,077	5,713,134	18,447,279	14,583,591
Britain	4,369,665	2,812,210	9,573,037	8,226,356

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	Segment Information

The Company has two reportable segments: medical products (Medical Care, Wound Care, and Home Care)  and PurCotton® products.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,
	2011	2010
Net Sales:	US$	US$
Segment:
Medical products	36,177,197	28,343,421
PurCotton® products	5,359,268	2,583,489
Consolidated total	41,536,465	30,926,910

Gross Profits:
Segment:
Medical products	9,641,393	8,125,371
PurCotton® products	1,667,216	807,591
Consolidated total	11,308,609	8,932,962

Income from Operations before Taxes:
Segment:
Medical products	5,103,391	3,754,887
PurCotton® products	(1,102,819)	(11,141)
Consolidated total	4,000,572	3,743,746

Net Income Attributable to Winner Medical Group Inc.:
Segment:
Medical products	4,315,020	3,386,589
PurCotton® products	(890,495)	(12,652)
Consolidated total	3,424,525	3,373,937

Depreciation and Amortization:
Segment:
Medical products	817,117	898,086
PurCotton® products	579,499	455,851
Consolidated total	1,396,616	1,353,937

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	Segment Information-Continued

	Nine months ended June 30,
	2011	2010
Net Sales:	US$	US$
Segment:
Medical products	94,548,622	79,788,820
PurCotton® products	13,912,163	6,999,822
Consolidated total	108,460,785	86,788,642

Gross Profits:
Segment:
Medical products	25,554,717	23,342,177
PurCotton® products	4,587,111	2,378,817
Consolidated total	30,141,828	25,720,994

Income from Operations before Taxes:
Segment:
Medical products	12,247,619	10,745,965
PurCotton® products	(1,927,068)	705,338
Consolidated total	10,320,551	11,451,303

Net Income Attributable to Winner Medical Group Inc.:
Segment:
Medical products	10,387,235	9,358,815
PurCotton® products	(1,398,530)	612,372
Consolidated total	8,988,705	9,971,187

Depreciation and Amortization:
Segment:
Medical products	2,465,766	2,531,044
PurCotton® products	1,585,509	1,288,115
Consolidated total	4,051,275	3,819,159

	June 30,	September 30,
	2011	2010
	US$	US$
Total Assets:
Segment:
Medical products	100,119,101	80,906,150
PurCotton® products	47,761,848	38,069,845
Segment total	147,880,949	118,975,995
Reconciliation to consolidated totals:
Elimination of other receivable from inter-segments	(3,283,743)	0
Consolidated total	144,597,206	118,975,995

18.	Subsequent events

On July 1, 2011, the Company issued 10,000 shares to a capital markets consulting firm pursuant to a one-year investor relations consulting agreement between the Company and that firm entered into on May 1, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “projects,” “targets,” “optimistic,” “intends,” “aims,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Company’s registration statement on Form S-3 and the Company’s annual report on Form 10-K; and any statements of assumptions underlying any of the foregoing. Except as otherwise indicated by the context, references in this report to “the Company,” “Winner,” “Winner Medical,” “we,” “us,” or “our,” are references to the combined business of Winner Medical Group Inc. and its subsidiaries. The English translation of the names of the Company’s subsidiaries which were incorporated in the People’s Republic of China, the “PRC”, is for reference only. The official names of the PRC subsidiaries are in Chinese.

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

Overview

Winner Medical’s business operations consist of the manufacturing and marketing, researching and developing of cotton-based medical dressings and medical disposables, as well as consumer products. The Company has fourteen wholly-owned operating subsidiaries and three joint ventures, all located in the PRC and Hong Kong. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include medical dressings and medical disposables, which consist of medical care and wound care, as well as PurCotton® products, which are produced from a spunlace, natural cotton nonwoven material. The Company manufactures its products in China and sells its medical dressings and medical disposables both in China and abroad, with Europe, the United State and Japan serving as the top four markets. The Company also sells its PurCotton® jumbo rolls in both China and abroad, and PurCotton® finished consumer products mainly in China.

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended June 30, 2011 and 2010, and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

History

Winner Medical Group Inc., formerly known as Birch Enterprises, Inc., HDH Industries, Inc. and Las Vegas Resorts Corporation, was originally incorporated in the State of Nevada in August 1986. As of August 10, 2011, the Company’s total outstanding and issued shares were 24,140,247 shares. The Company’s common stock is quoted under the symbol “WWIN” on Nasdaq Global Market. The CUSIP number is 97476P204. Effective October 8, 2009, the Company migrated from the OTC Bulletin Board to the New York Stock Exchange AMEX, changing its symbol from “WMDG.OB.” to “WWIN.” Effective April 6, 2010, the Company migrated from the New York Stock Exchange AMEX to NASDAQ Global Market, under the same symbol of “WWIN.”

Business Operations

Winner Medical’s present business operations commenced February 1991, and it conducts its manufacture and marketing through its operating subsidiaries located in China. The Company generates revenue through domestic (China) and international sales of a variety of medical dressings and medical disposables, which include medical care, wound care and home care products, such as gauze, wound dressings, disposable drapes, surgical gowns, face masks and cotton balls and PurCotton® jumbo rolls and finished consumer products, which are 100% natural cotton non-woven fabric made products such as dry and wet tissues, facial puffs, baby wears and cleansing wipes.

The Company has integrated manufacturing lines that provide its clients with the ability to procure certain products from a single supplier. In the developed countries where it sells its products, the Company provides its customers with its specialized design, manufacturing and packaging services. When the Company works on this basis, its clients are able to select the design, size, type and scale of the products the Company manufactures for them. The Company sells its own Winner® medical brand products in developing countries and regions including China, the Middle East, South America and Southeast Asia, with distribution channels consisting of local distributors, chain drugstores and direct sales to hospitals, particularly in the China market.

The Company promotes its PurCotton® retail products via its own marketing and sales efforts in the China marketplace. In order to build and market the PurCotton® brand in China, the Company established a wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd., “Shenzhen PurCotton” to monitor and centralize the entire retail business in the China market for brand building, marketing, product development and design, packaging and purchasing. In September, November and December 2010, Shenzhen PurCotton established three 100% owned subsidiaries: Beijing PurCotton Co., Ltd., “Beijing PurCotton”, Guangzhou PurCotton Co., Ltd., “Guangzhou PurCotton”, and Shanghai PurCotton Co., Ltd., “Shanghai PurCotton”, respectively. Beijing PurCotton mainly operates and markets distribution channels in northern China, as well as builds and develops its own B2C website. Guangzhou PurCotton and Shanghai PurCotton are responsible for channel development in southern and eastern China. In order to build strong awareness of its high-quality and international brand, the Company believes that Hong Kong will be a good city to launch and promote its PurCotton retail business. Hence, HK PurCotton Ltd., a wholly-owned subsidiary of Shenzhen PurCotton was established in January, 2011. Its product categories contain four types of PurCotton® branded personal products and healthcare supplies. The main distribution channels are presently self-operated chain stores (PurCotton® stores), online sales, supermarkets and bulk sales to large customers. However, these distribution channels will require higher levels of capital expenditure, such as for inventory, rent, deposits and salary for sales forces, than the Company’s medical business. As such, the Company’s net margins may be impacted in the short term, as this is a new business and requires a significant level of start-up investment.

Industry Wide Trends Relevant to the Company’s Business

The medical dressings and medical disposables manufacturing markets are continually evolving due to technological advances and new demands in the healthcare industry. The Company believes the trends in the industry towards improving medical care and higher quality patient conditions, changes in patient treatment approaches and technological advances will impact favorably on the demand for its products. The Company anticipates that these factors will result in a growth in sales of medical dressings and medical disposables and increase revenue for the Company.

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

The Company believes that there is a geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries where labor and manufacturing costs are generally lower. As a result of the relatively low cost structure and rapid development of the China economy, some foreign multinational companies are entering into the China market to seek suppliers to produce their goods. The Company believes that having more large multinational healthcare companies seeking suppliers to produce their products in China will benefit the Company. In addition, the Company is negotiating with several large healthcare companies in developed countries which intend to outsource some of their production lines.

The Company estimates that China’s local market demand for medical dressings and medical disposables will continue to grow. This presents a significant opportunity for the Company. The Company is developing a distribution network to capture opportunities in China, mainly through local distributors, over-the-counter drugstore chains and direct sales to hospitals. In order to better develop this market, certain employees have been placed in charge of communicating with local distributors in some major cities, such as Guangzhou, Fuzhou, Chengdu, Chongqing, Wuhan, Fuzhou, Shanghai, Beijing and Shenyang. The Company also sells directly to hospitals in Hong Kong.

Also affecting the Company’s industry is the growing sensitivity towards protecting the environment and increased health concerns, as consumers are becoming increasingly concerned about the environmental impact of the products they buy. Nonwoven medical dressings, medical instruments and medical disposables usually contain materials like rubber and polyester, which may result in restrictions on the purchase of these products under environmental protection regulations. At the same time, such materials are not biodegradable and are composed of petroleum, a non-renewable energy resource. In recent years, cases of melamine-tainted milk, recycled edible oil and contaminated vegetables have significantly raised consumers’ awareness about the environment they live in, the food they eat, and the products they use. The Company believes this trend will strengthen one of its competitive advantages because its new PurCotton® products are primarily made of natural cotton and manufactured in an environmentally-friendly fashion. The Company believes its PurCotton® products will be medium to long-term growth contributor to its revenue, because they can be applied to consumer products as well as to the medical industry.

Recent Developments

PurCotton Retail Business Updates

The Company’s main distribution channels for expanding PurCotton retail business include self-operated stores, online sales and supermarket sales. As of August 10, 2011, the Company operates 37 retail chain stores, with 22 in Guangdong province, where the Company’s headquarters is located, 10 in Beijing, three in Shanghai and two in Hong Kong. From April 1, 2011 to the date of the filing of this Quarterly Report, 3 stores were closed due to unsatisfactory performance. Since launching the customer membership system in the Company’s self-operated stores in China in November 2010, approximately 19,000 customer memberships have been recorded as of August 10, 2011. The Company is selling its PurCotton® products online via Taobao.com and owned Business-to-Consumer (B2C) online store. In addition, the Company recently started launching its products into mid-and-high end supermarkets in Shenzhen. The Company’s PurCotton® products have been receiving positive feedback since launched.

Cotton Futures Trading Risk-Transfer Agreements

Cotton is the Company’s primary raw material used in its manufacturing process. As a result of rising demand caused by global economic recovery and supply shortages due to bad weather, cotton prices have been rapidly increasing and fluctuating in the last year. Under this rising cost environment, the Company cannot secure stable price quotes from cotton suppliers, resulting in inconsistency in the prices quoted to the Company’s customers. Therefore, the Company, through its wholly-owned subsidiary Winner Industries (Shenzhen) Co., Ltd., “Winner Shenzhen,” has entered into cotton future transactions in order to mitigate the impact of volatility in cotton prices on production. In order to reduce risk from trading, the Company has implemented stringent operational policies and process controls for the futures trading.

Due to the high levels of volatility in cotton prices, management determined that cotton futures trading has a high risk which may result in losses to the Company despite management’s efforts to limit such risk. In order to shift risk from the Company during the initial period of cotton futures trading and protect the interests of the Company’s shareholders, the chief executive officer of the Company, Mr. Jianquan Li, signed agreements with Winner Shenzhen effective January 1, 2011 that are scheduled to expire on September 30, 2011. Under these agreements, Mr. Jianquan Li agrees that, on September 30, 2011, he will assume all net losses, if any, incurred by Winner Shenzhen from cotton futures trading from January 1, 2011 to September 30, 2011. If, however, there is a net gain from trading activities, the gain will be retained by Winner Shenzhen. Specifically, if the restricted broker margin account balance on September 30, 2011 is less than the margin deposit as of January 1, 2011 of $2,838,000 (the “Margin Deposit”), any shortfall will be assumed by Mr. Jianquan Li, who will pay Winner Shenzhen an amount equal to such shortfall on September 30, 2011 up to a maximum of the Margin Deposit. Conversely, if the account balance on September 30, 2011 exceeds the Margin Deposit, all gain will be retained by Winner Shenzhen.

From January 1, 2011 to June 30, 2011, Winner Shenzhen’s transactions in cotton futures resulted in a net loss of approximately $1,545,000, a shortfall between the restricted broker margin account balance and Margin Deposit, which was the undertaken amount by Mr. Jianquan Li as of June 30, 2011. Since Winner Shenzhen began trading in cotton futures in October 2010, management has made on-going assessments of its trading performance. As a result of the experience gained over this period, the Company has established more stringent trading procedures and policies, as well as risk-reducing strategies for entering into cotton futures transactions, in regular consultation with the board of directors. More details regarding this undertaking by Mr. Jianquan Li were disclosed in the “Recent Development” section of the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2011 as filed with the Securities and Exchange Commission.

Results of Operations

Comparison for the Three Months Ended June 30, 2011 and 2010

The following sets forth the Company’s income statement information for the three months ended June 30, 2011 and 2010.

Comparison of the Three Months Ended June 30, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. Dollars)

	THREE MONTHS		THREE MONTHS
	ENDED 6/30/11		ENDED 6/30/10
	In	As a	In	As a	Amount
Item	Thousands	Percentage	Thousands	Percentage	Change	% Change
Net Sales	$41,536	100.00%	$30,927	100.00%	$10,609	34.30%
Cost of Sales	$30,228	72.78%	$21,994	71.12%	$8,234	37.44%
Gross Profit	$11,309	27.23%	$8,933	28.88%	$2,376	26.60%
Other Operating Income/(Loss), Net	$(3)	(0.01)%	$117	0.38%	$(120)	(102.56)%
Government Subsidies	$90	0.22%	$28	0.09%	$62	221.43%
Realized Gain on Commodity Financial Instruments	$65	0.16%	$-	-	$65	-
Exchange Difference, Net	$271	0.65%	$153	0.49%	$118	77.12%
Selling, General and Administrative Expenses	$7,294	17.56%	$5,277	17.06%	$2,017	38.22%
Income from Operations	$3,897	9.38%	$3,648	11.80%	$249	6.83%
Interest Income	$59	0.14%	$13	0.04%	$46	353.85%
Interest Expense	$135	0.33%	$22	0.07%	$113	513.64%
Equity in earnings of 50 percent or less owned persons	$180	0.43%	$104	0.34%	$76	73.08%
Income Taxes	$565	1.36%	$348	1.13%	$217	62.36%
Non-controlling Interests	$11	0.03%	$22	0.07%	$(11)	(50.00)%
Net Income Attributable to Winner Medical Group Inc.	$3,425	8.25%	$3,374	10.91%	$51	1.51%

Sales by Product

Winner Medical is a diversified manufacturer and marketer of cotton-based medical dressings and medical disposables, as well as consumer products. The Company’s operations are conducted in two operating segments by products. The Company’s operation, on-site management, internal reporting and performance assessments are conducted within each of the following two identified product segments:

•	Medical Products (Medical Care and Wound Care)
•	PurCotton® Products (Personal Products and Jumbo Roll Supplies)

The following table illustrates the operating results for each product type for the three months ended June 30, 2011 and 2010.

Comparison by Operating Results for Each Product Type for the Three Months Ended June 30, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products1		Consolidated
Item	Three Months Ended 6/30/11	Three Months Ended 6/30/10	Three Months Ended 6/30/11	Three Months Ended 6/30/10	Three Months Ended 6/30/11	Three Months Ended 6/30/10
Net Sales	$36,177	28,343	$5,359	2,584	$41,536	30,927
Gross Profit	$9,642	8,125	$1,667	808	$11,309	8,933
Gross Margin	26.65%	28.67%	31.11%	31.27%	27.23%	28.88%
Income Before Income Taxes	$5,104	3,755	$(1,103)	(11)	$4,001	3,744
Net Income (Loss) attributable to Winner Medical Group Inc.	$4,315	3,387	$(890)	(13)	$3,425	3,374
Profit Margin	11.93%	11.95%	(16.61)%	(0.50)%	8.25%	10.91%

1
PurCotton® products consist of sales from jumbo roll supplies and retail business. Net sales for the Company’s PurCotton® retail business was $1,374,000 and $291,000 for the three months ended June 30, 2011 and 2010, respectively. Net loss for the PurCotton® retail business was $852,000 and $215,000 for the three months ended June 30, 2011 and 2010, respectively.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the three months ended June 30, 2011 and 2010. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Region for the Three Months Ended June 30, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended 6/30/11 in Thousands	As a Percentage of Total Revenues	Three Months Ended 6/30/10 in Thousands	As a Percentage Of Total Revenues	Amount Change in Thousands	As a Percentage Change
Europe	16,071	38.69%	12,406	40.11%	3,665	29.54%
Britain	4,370	10.52%	2,812	9.09%	1,558	55.41%
Sweden	2,762	6.65%	2,331	7.54%	431	18.49%
Others	8,939	21.52%	7,263	23.48%	1,676	23.08%
North and South America	8,556	20.60%	7,203	23.29%	1,353	18.78%
U.S.A.	4,920	11.85%	5,713	18.47%	(793)	(13.88)%
Brazil	2,919	7.03%	793	2.56%	2,126	268.10%
Others	717	1.73%	697	2.25%	20	2.87%
China1	9,020	21.72%	5,933	19.18%	3,087	52.03%
Japan	6,202	14.93%	4,217	13.64%	1,985	47.07%
Others	1,687	4.06%	1,168	3.78%	519	44.43%
Total	41,536	100.00%	30,927	100.00%	10,609	34.30%

1	Sales to the China market include medical sales to hospitals, chain drug stores and local distributors, as well as PurCotton jumbo roll supplies and retail business.

Net Sales

Net sales increased by approximately $10,609,000, or 34.30%, to approximately $41,536,000 for the three months ended June 30, 2011 from approximately $30,927,000 for the three months ended June 30, 2010. The increase in net sales was mainly attributable to: (1) significant continuing demand from Japan and the addition of new customers in Europe, (2) steadily increasing sales orders from North and South America, particularly Brazil and the United States, and (3) expansion of medical products and PurCotton® products in China.

Net sales generated from Europe increased 29.54% during the three months ended June 30, 2011 to $16,071,000 from $12,406,000 during the three months ended June 30, 2010. For this reporting quarter, the Company continued to assess the liquidity of its clients from Europe and rejected orders from those companies about which the Company had liquidity concerns, while actively pursuing new customers in the area. In addition, the Company reached understandings with many of its clients regarding price adjustments that have occurred due to significant increases in the cost of raw materials. In particular, sales generated from Britain and Sweden increased $1,558,000, or 55.41%, and $431,000, or 18.49%, respectively, which the Company believes was due to customers in those countries having reported satisfaction with the Company’s product quality and timely delivery service which the Company believes will lead to stable growth in sales to those countries in the future.

Net sales generated from the Japanese market increased 47.07% during the three months ended June 30, 2011, to $6,202,000 from $4,217,000 during the three months ended June 30, 2010. The Company has been serving the Japanese market for over 15 years, offering quality products to one of the most stringent markets for medical products in the world. In this reporting quarter, the increase in net sales to Japan was mainly driven by higher selling prices due to the increase in raw material cost and customers increasing their inventory of medical products for demand, especially during and after the earthquake that occurred in mid-March of this year. Modest future growth in the Japanese market is projected to be driven by larger orders and higher selling prices.

For the three months ended June 30, 2011, net sales from North and South America increased to approximately $8,556,000, from approximately $7,203,000 in the same quarter last year, or an 18.78% increase. The sales increase is particularly strong in Brazil, an emerging market that is increasing its reliance on imported products due to the Brazilian currency’s appreciation and cheaper import costs as compared to higher domestic production costs caused by increasing labor costs and strict labor protection. Net sales in this reporting period were steady, but were not as robust as the Company expected due to the fact that sales to the U.S. market decreased $793,000, or 13.88%, as compared with the same period last year. We believe that this decrease is due to the fact that customers in the U.S. market are more price-sensitive than those in other areas due to the pegged revaluation of the RMB to the US Dollar, and are therefore reducing inventory or switching to low-cost alternatives when faced with raising prices.

Net sales from the domestic market in China for medical products and PurCotton® products increased by approximately $3,087,000, or 52.03%, to approximately $9,020,000 for the three months ended June 30, 2011 from approximately $5,933,000 for the three months ended June 30, 2010. This increase is primarily composed of:

(1)
net sales from medical products to the China market having reached $3,661,000, from $3,349,000 in the three months ended June 30, 2011, an increase of approximately $312,000, or 9.32%, due to the Company’s continuous efforts to broaden and expand its sales channels, including increasing the number of local distributors covering more hospitals and penetrating deeper into existing hospitals, chain drug stores and other channels;

(2)
net sales attributable to the PurCotton® jumbo roll-supply business increasing to $3,985,000 in the three months ended June 30, 2011 from $2,293,000 in the same period last year, an increase of $1,692,000, or 73.79%. This significant increase was due to increased demand from China customers who used it as a material in hygiene products and the versatility of jumbo-rolls in areas such as home care and disposable products. With the increasing demand from these customers, PurCotton® jumbo roll sales have been steadily growing; and

(3)
net sales attributable to the PurCotton® retail business, which consists of online and offline businesses, increased approximately $1,083,000, to $1,374,000 in this reporting period with 37 PurCotton retail stores and has two online sales platforms, compared to $291,000 in the same period last year when the Company had only 17 PurCotton retail stores and no online business as of the last day of that reporting period. The PurCotton® consumer products are receiving positive feedback and gaining brand recognition, as evidenced by an increase in customer membership and a broader distribution channel.

Cost of Sales

The Company’s cost of sales increased by approximately $8,234,000, to approximately $30,228,000, for the three months ended June 30, 2011, from approximately $21,994,000 for the three months ended June 30, 2010. The cost of sales as a percentage of net sales was 72.78% and 71.12% for the three months ended June 30, 2011 and 2010, respectively. The increase of cost of sales was mainly attributable to a higher average purchasing price of cotton, the Company’s primary raw material, during the reporting quarter compared with the same period last fiscal year.

Gross Profit

The Company’s gross profit increased by approximately $2,376,000 to approximately $11,309,000 for the three months ended June 30, 2011, from approximately $8,933,000 for the three months ended June 30, 2010. Gross profit as a percentage of net revenues was 27.23% for the three months ended June 30, 2011, compared with 28.88% for the three months ended June 30, 2010. The decrease in gross margin was mainly due to the higher average purchasing price of cotton, the Company’s primary raw material, during the reporting quarter compared with the same period last fiscal year. The gross margins of medical products were 26.65% and 28.67% for the three months ended June 30, 2011 and 2010, respectively, despite an increase in the selling prices that partly offset rising cotton costs. The decrease resulted from the Company’s purchase of high-quality cotton to ensure the stability of product quality, the cost of this high-quality cotton being higher than other cotton due to supply shortages. At the same time, there is a lag in passing the Company’s added costs on to its customers, which is expected to affect future gross margins due to fluctuation in the price of cotton. However, for the three months ended June 30, 2011, gross margin of PurCotton® products decreased to 31.11% from 31.28% for the same period last year. The slight decrease was mainly attributable to the Company’s decision not to adjust the selling prices of PurCotton retail products even though cotton costs rose, in order to build brand awareness. Although facing a significant rise in the cost of cotton, the Company managed to mitigate some of the effect through:

(1)	implementing lean production management and upgrading its automatic production equipment in order to decrease labor reliance and waste of materials, increasing the overall production efficiency, and

(2)
adjusting its business portfolio by developing and marketing advanced medical products as well as PurCotton® products, which are higher gross margin products than traditional medical products, while offering traditional medical products to its international and domestic customers. The Company believes that the PurCotton® retail business has been well received by its target customers. Although the retail business accounts for only a small portion of the Company’s net sales, it has a much higher profit margin than that of the medical products portfolio. The Company expects that PurCotton® retail business will play an important role in contributing to the Company’s gross margin in the mid to long term.

Other Operating Income/ (Loss), Net

The Company’s other operating income, net, for the three months ended June 30, 2011, decreased $120,000 to operating loss, net of $3,000, from operating income net of $117,000 for the three months ended June 30, 2010. Other operating income/(loss), net, mainly consists of sales of leftover materials and change in the fair market value of foreign currency forward contracts. As of June 30, 2011, the total outstanding foreign currency forward contracts, which were intended to hedge against currency fluctuation, amounted to $12,600,000, of which $6,300,000 was for purchasing U.S. dollars and $6,300,000 was for selling U.S. dollars.

Government Subsidies

The Company’s government subsidies increased $62,000 to $90,000 for the three months ended June 30, 2011, from $28,000 for the three months ended June 30, 2010. The increase was mainly driven by the receipt of greater amounts of financial incentives from PRC government authorities.

Realized Gain on Commodity Financial Instruments

Realized gain on commodity financial instruments for the three months ended June 30, 2011 from transactions in cotton futures products was approximately $65,000, compared to $Nil for the same period last year. The gain resulted from the implementation of stringent trading policies and process controls during this three-month period, as compared to the three-month period ended March 31, 2011, in order to reduce risk from the trading operations.

In order to shift risk away from the Company during the initial period of cotton futures trading and better protect the interests of the Company’s shareholders, the chief executive officer of the Company, Mr. Jianquan Li, signed agreements with Winner Shenzhen effective January 1, 2011 that are scheduled to expire on September 30, 2011. Under these agreements, Mr. Jianquan Li agrees that, on September 30, 2011, he will assume all net losses, if any, incurred by Winner Shenzhen from cotton futures trading from January 1, 2011 to September 30, 2011. If, however, there is a net gain from trading activities, it will be retained by Winner Shenzhen. Details regarding the loss from trading in cotton futures and the agreements signed by Mr. Jianquan Li are discussed in the “Recent Development” section of this Report.

Exchange Difference, Net

The Company’s exchange difference, net, for the three months ended June 30, 2011, increased $118,000 to a loss of $271,000, from a loss of $153,000 for the three months ended June 30, 2010. The increase in loss was mainly due to the Company’s involvement in foreign trades with international customers, the majority of which were settled in U.S. Dollars. The average exchange rates of RMB against U.S. Dollar were 6.5773 in this reporting quarter and 6.8100 in the same period last year, respectively, indicating a 3.42% appreciation of the RMB against the U.S. Dollar.

The Company expects that the exchange rate of RMB against the U.S. Dollar will continue to appreciate in the future. In order to minimize the currency exchange rate risk, the Company has been (1) reinforcing and expanding its businesses in the China market, and (2) inserting clauses into contracts stipulating that the selling price is subject to the fluctuation of currency and the price of raw materials.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased $2,017,000 to approximately $7,294,000 for the three months ended June 30, 2011 from approximately $5,277,000 for the three months ended June 30, 2010. As a percentage of net sales, the Company’s selling, general and administrative expenses increased to 17.56% for the three months ended June 30, 2011 from 17.06% for the three months ended June 30, 2010. The increase of selling, general and administrative expenses was primarily due to increases in salary, leasing expenses and R&D expenses as compared to the same period of last year, including:

(1)
salary increases of approximately $647,000, or 49.77%, during the three months ended June 30, 2011, as compared to the same period last year. The increase was primarily due to salaries for sales representatives in the newly opened PurCotton® chain stores and operational and administrative staff responsible for PurCotton® retail business. The total headcount in Shenzhen PurCotton and its four wholly-owned subsidiaries increased to 343 as of June 30, 2011 from 121 as of June 30, 2010;

(2)
leasing expense increases of approximately $382,000 during the three months ended June 30, 2011, as compared with the same period last year. The increase was mainly attributable to the rent paid for existing and newly-established PurCotton® self-operated chain stores;

(3)
R&D expense increases of approximately $381,000 during the three months ended June 30, 2011, as compared with the same period last year. This increase was the result of the Company’s investment in research and development for advanced and sophisticated medical products and PurCotton® retail product lines, which represent the Company’s long-term strategy to capitalize on the increasing need for high-end medical dressings and consumer products;

(4)
transportation expenses in China increased approximately $159,000, or 55.75%, as compared with the same period last year, due to an increase in sales and increases in the cost of logistics related to the PurCotton® retail business and traditional medical products as broader distribution channels were built;

(5)
for the three months ended June 30, 2011, business operational consultant fee and third party consultant expenses for compliance with SEC electronic filing requirements increased approximately $137,000, as compared to the same period last year; and

(6)
an increase of approximately $108,000 in advertising and promotional expenses for the PurCotton® retail business during the three months ended June 30, 2011, as compared to the same period last year, due to brand awareness building and online platform promotion, which the Company believes is necessary and essential to holding existing customers and adding new customers.

Interest Expense

Interest expense increased to approximately $135,000, 0.33% of net sales, for the three months ended June 30, 2011, as compared to approximately $22,000, 0.07% of net sales, for the same period of 2010, an increase of approximately $113,000. Short-term bank loan, as of June 30, 2011, was approximately $8,499,000, of which about $8,362,000 was weighted average short-term borrowing in this reporting quarter, compared to approximately $3,125,000 as of June 30, 2010. The Company’s bank loans are primarily used as a supplement to working capital for daily operations.

Income Taxes

The Company’s income tax provision for the three months ended June 30, 2011 was $565,000 as compared to $348,000 for the three months ended June 30, 2010, an increase of $217,000. Income tax as a percentage of income before income taxes was 14.13% for the three months ended June 30, 2011, compared with 9.29% for the same period last year. The comparatively lower effective tax rate for the three months ended June 30, 2010 was due to an income tax provision for the filing and settlement of income taxes, while there were no such adjustment for the same period in the three-month reporting period ended June 30, 2011. Normally, the Company’s effective tax rate ranges from approximately 12%-15%.

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

The tax rates applicable to the Company’s PRC wholly-owned subsidiaries are as follows:

	Calendar Year Ending December 31,
	2011	2012	2013	2014	2015
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical (Huanggang) Co., Ltd.	12.5%	12.5%	25%	25%	25%
Winner Medical & Textile Ltd. Chongyang	25%	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd.	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	25%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd.1	15%	25%	25%	25%	25%
Shenzhen PurCotton Technology Co., Ltd.	25%	25%	25%	25%	25%
Huanggang Winner Cotton Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Guangzhou PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Shanghai PurCotton Co., Ltd.	25%	25%	25%	25%	25%

1
For years 2012, 2013 and 2014, the preferential tax rate of 15% will be subject to whether Winner Shenzhen can successfully renew the High and New Technology Enterprise Certificate which was awarded in 2009.

HK PurCotton Co. Ltd, Shenzhen PurCotton’s wholly-owned subsidiary, was incorporated in January 2011, and its applicable statutory tax rate for the three months ended June 30, 2011 was 16.5%.

Winner Medical (Hong Kong) Limited was incorporated in January 2008, and its applicable statutory tax rate for each of the three months ended June 30, 2011 and 2010 was 16.5%.

No provision for U.S. tax was made as the Company had no assessable income in the U.S. for the three months ended June 30, 2011 and 2010. The enterprise income tax rate in the U.S. was 34%.

Non-controlling Interests

The Company’s financial statements reflect an adjustment to its consolidated group net income equal to income attributable to non-controlling interests of $11,000 and $22,000 for the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011, third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited. For the three months ended June 30, 2010, third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited and 40% in Shanghai Winner Medical Apparatus Co., Ltd. The change in third party non-controlling interests was due to the fact that on September 13, 2010, the Company’s wholly-owned subsidiary, Winner Industries (Shenzhen) Co., Ltd. purchased 40% of Shanghai Winner Medical Apparatus Co., Ltd. from a third party, thus acquiring Shanghai Winner Medical Apparatus Co., Ltd. as another wholly-owned subsidiary.

Net Income Attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. was approximately $3,425,000 for the three months ended June 30, 2011, as compared to approximately $3,374,000 for the three months ended June 30, 2010, an increase of approximately $51,000, or 1.51%. Net income as a percentage of net sales was 8.25% for the three months ended June 30, 2011, compared with 10.91% for the same period last year.

This increase in net income was primarily due to an increase in sales and net income from medical products offsetting the net loss from the PurCotton retail business, which is still in a growth stage and requires a significant start-up investment before it can be expected to contribute profits.

Specifically, the Company’s PurCotton retail business experienced an after-tax loss of $852,000. The Company attributes this loss to the fact that, as of June 30, 2011, the PurCotton® retail business has been in operation for only 18 months and retail operations, including online and offline channels, require capital expenditures and other investments to grow, which may result in little or no contribution to profit during the initial stage. Management expects that the PurCotton® retail business will not turn a profit in the short term. However, safe, eco-friendly and low carbon PurCotton® products are gradually gaining market recognition and being accepted by the Company’s targeted customers, resulting in increase in sales performance by the PurCotton® retail business and the ability for the Company to maintain a relatively higher margin for these retail medical products. With continued implementation of its retail strategy, the Company expects that the PurCotton® retail business will play a role in contributing to net income in the mid to long term.

Comparison for the Nine Months Ended June 30, 2011 and 2010

The following sets forth the Company’s income statement information for the nine months ended June 30, 2011 and 2010.

Comparison of the Nine Months Ended June 30, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. Dollars)

	NINE MONTHS		NINE MONTHS
	ENDED 6/30/11		ENDED 6/30/10
	In	As a	In	As a	Amount
Item	Thousands	Percentage	Thousands	Percentage	Change	% Change
Net Sales	$108,461	100.00%	$86,789	100.00%	$21,672	24.97%
Cost of Sales	$78,319	72.21%	$61,068	70.36%	$17,251	28.25%
Gross Profit	$30,142	27.79%	$25,721	29.64%	$4,421	17.19%
Other Operating (Loss)/Income, Net	$(105)	(0.10)%	$440	0.51%	$(545)	(123.86)%
Government Subsidies	$1,305	1.20%	$194	0.22%	$1,111	572.68%
Realized Loss on Commodity Financial Instruments	$1,695	1.56%	$-	-	$1,695	-
Exchange Difference, Net	$415	0.38%	$233	0.27%	$182	78.11%
Selling, General and Administrative Expenses	$19,152	17.66%	$14,741	16.98%	$4,411	29.92%
Income from Operations	$10,080	9.29%	$11,381	13.11%	$(1,301)	(11.43)%
Interest Income	$105	0.10%	$41	0.05%	$64	156.10%
Interest Expense	$228	0.21%	$120	0.14%	$108	90.00%
Equity in earnings of 50 percent or less owned persons	$363	0.33%	$149	0.17%	$214	143.62%
Income Taxes	$1,288	1.19%	$1,550	1.79%	$(262)	(16.90)%
Non-controlling Interests	$44	0.04%	$(70)	(0.08)%	$114	(162.86)%
Net Income Attributable to Winner Medical Group Inc	$8,989	8.29%	$9,971	11.49%	$(982)	(9.85)%

Sales by Product

The following table illustrates the operating results for each product type for the nine months ended June 30, 2011 and 2010.

Comparison by Operating Results for Each Product Type for the Nine Months Ended June 30, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products1		Consolidated
Item	Nine Months Ended 6/30/11	Nine Months Ended 6/30/10	Nine Months Ended 6/30/11	Nine Months Ended 6/30/10	Nine Months Ended 6/30/11	Nine Months Ended 6/30/10
Net Sales	$94,549	79,789	$13,912	7,000	$108,461	86,789
Gross Profit	$25,555	23,342	$4,587	2,379	$30,142	25,721
Gross Margin	27.03%	29.25%	32.97%	33.99%	27.79%	29.64%
Income Before Income Taxes	$12,248	10,746	$(1,927)	705	$10,321	11,451
Net Income (Loss) attributable to Winner Medical Group Inc.	$10,387	9,359	$(1,398)	612	$8,989	9,971
Profit Margin	10.99%	11.73%	(10.05)%	8.74%	8.29%	11.49%

1
PurCotton® products consist of sales from jumbo roll supplies and retail business. Net sales for the Company’s PurCotton® retail business was $3,181,000 and $394,000 for the nine months ended June 30, 2011 and 2010, respectively. Net loss for PurCotton® retail business was $1,698,000 and $362,000 for the nine months ended June 30, 2011 and 2010, respectively.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the nine months ended June 30, 2011 and 2010. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Region for the Nine Months Ended June 30, 2011 and 2010
(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended 6/30/11 in Thousands	As a Percentage of Total Revenues	Nine Months Ended 6/30/10 in Thousands	As a Percentage of Total Revenues	Amount Change in Thousands	As a Percentage Change
Europe	35,684	32.90%	31,427	36.21%	4,257	13.55%
Britain	9,573	8.83%	8,226	9.48%	1,347	16.37%
Sweden	6,015	5.55%	5,088	5.86%	927	18.22%
Others	20,096	18.53%	18,113	20.87%	1,983	10.95%
North and South America	24,795	22.86%	18,112	20.87%	6,683	36.90%
U.S.A.	18,447	17.01%	14,584	16.80%	3,863	26.49%
Brazil	4,842	4.46%	1,706	1.97%	3,136	183.82%
Others	1,506	1.39%	1,822	2.10%	(316)	(17.34)%
China1	25,724	23.72%	19,349	22.29%	6,375	32.95%
Japan	16,835	15.52%	13,645	15.72%	3,190	23.38%
Others	5,423	5.00%	4,256	4.90%	1,167	27.42%
Total	108,461	100.00%	86,789	100.00%	21,672	24.97%

1	Sales to the China market include medical sales to hospitals, chain drug stores and local distributors, as well as PurCotton® jumbo roll supplies and retail businesses.

Net Sales

Net sales increased by approximately $21,672,000, or 24.97%, to approximately $108,461,000 for the nine months ended June 30, 2011 from approximately $86,789,000 for the nine months ended June 30, 2010. This increase was primarily driven by stronger sales from North and South America, particularly the United States and Brazil, and from the China market for PurCotton® products. Meanwhile, the Company maintained a steady double-digit sales increase in the European and Japanese markets, in which the Company is highly recognized for product quality and enjoys comparatively larger market share than its domestic competitors while seeking new business opportunities.

Net sales to customers in North and South America were approximately $24,795,000 for the nine months ended June 30, 2011, an increase of 36.90% compared to approximately $18,112,000 during the same period of 2010. The need to seek lower production costs along with aging demographics in these areas and healthcare reform in the United States are driving large-scale healthcare and medical institutions to outsource production while Brazil is increasing its reliance on imported products due to the Brazilian currency’s appreciation and cheaper import costs as compared to higher domestic production costs caused by increasing labor costs and strict labor protection. The Company believes that its products are recognized by its customers in South America for their quality, safety and timely delivery, which the Company expects will allow it to maintain its current customer base in those areas while seeking new sales opportunities.

Revenue from PurCotton® products increased by approximately $6,912,000, or 98.74%, to approximately $13,912,000 for the nine months ended June 30, 2011 from approximately $7,000,000 for the nine months ended June 30, 2010. This increase is primarily composed of:

(1)
net sales attributable to the PurCotton® jumbo roll-supply business increasing to $10,731,000 in the nine months ended June 30, 2011 from $6,606,000 in the same period last year, or a 62.44% increase. This significant increase was due to increased demand from China and international customers who used it as a material in hygiene products and the versatility of jumbo-rolls in areas such as home care and disposable products. With the increasing demand from these customers, PurCotton® jumbo roll sales have been steadily growing; and

(2)
net sales attributable to the PurCotton® retail business, which consists of online and offline businesses, increased to approximately $3,181,000 or 707.36% in this reporting period with 37 PurCotton retail stores and has two online sales platforms, compared to $394,000 in the same period last year when the Company had only 17 PurCotton® retail stores and no online business as of the last day of that reporting period. The PurCotton® consumer products are receiving positive feedback and gained brand recognition, as evidenced by an increase in customer membership and the building of a broader distribution channel.

Cost of Sales

The Company’s cost of sales increased by $17,251,000, to $78,319,000, for the nine months ended June 30, 2011, from $61,068,000 for the nine months ended June 30, 2010. The cost of sales as a percentage of net sales was 72.21% and 70.36% for the nine months ended June 30, 2011 and 2010, respectively. The increase in cost of sales as a percentage of net sales was mainly attributable to the higher average purchasing cost resulting from the increase in the price of cotton, the Company’s core raw material.

Gross Profit

The Company’s gross profit increased by $4,421,000 to $30,142,000 for the nine months ended June 30, 2011, from $25,721,000 for the nine months ended June 30, 2010. Gross profit as a percentage of revenues was 27.79% for the nine months ended June 30, 2011, compared with 29.64% for the nine months ended June 30, 2010. The increased gross profit with a decreased gross margin was mainly attributable to:

(1)
cost pressures from rising cotton prices in the past year compelling the Company to adjust the selling price of its products in October 2010, and these adjusted prices have gradually been accepted by a majority of the Company’s customers since December 2010. Furthermore, the Company has been actively pursuing new business opportunities domestically and internationally, especially in China and North and South America. By doing so, the Company managed to gain a steady increase in gross profit during the nine months ended June 30, 2011, as compared to the same period last year;

(2)
an increase in the sales of high-margin protective products such as PurCotton® masks and isolation gowns as a result of an outbreak of the H1N1 virus in the nine months ended June 30, 2010. An increased contribution from these high-margin products did not recur during the nine months ended June 30, 2011, which resulted in a lower gross margin as compared with the nine months ended June 30, 2010.

Other Operating (Loss)/Income, Net

The Company’s other operating income, net, for the nine months ended June 30, 2011, decreased by $545,000 to a loss of $105,000, from income of $440,000 for the nine months ended June 30, 2010. Other operating income/(loss), net, mainly consists of sales of leftover materials, change in fair market value on foreign currency forward contracts.

Government Subsidies

The Company’s government subsidies increased $1,111,000, to $1,305,000 for the nine months ended June 30, 2011, as compared to $194,000 for the nine months ended June 30, 2010. The increase was mainly driven by a greater amount of financial incentives awarded by the PRC government authorities.

Realized Loss on Commodity Financial Instruments

Realized loss on commodity financial instruments for the nine months ended June 30, 2011 from transactions in cotton futures products was a loss of $1,695,000, compared to $Nil in the same period last year. The loss results primarily from losses incurred in the three-month period ended March 31, 2011 due to significant increases and fluctuation in cotton prices. During that period, based on management’s expectation that cotton prices would experience a downward correction because of the historically high prices at that time and the expectation that many cotton-related companies could not bear those costs, Winner Shenzhen acquired a short position to hedge against price corrections. However, contrary to management’s expectation, the price increase continued. In order to minimize further losses, management closed its short position, generating a loss for that period. The Company believes that this loss was a result of management’s relative inexperience in cotton futures trading in periods of significant market fluctuation.

In order to shift risk away from the Company during the initial period of cotton futures trading and better protect the interests of the Company’s shareholders, the chief executive officer of the Company, Mr. Jianquan Li, signed agreements with Winner Shenzhen effective January 1, 2011 that are scheduled to expire on September 30, 2011. Under these agreements, Mr. Jianquan Li agrees that, on September 30, 2011, he will assume all net losses, if any, incurred by Winner Shenzhen from cotton futures trading from January 1, 2011 to September 30, 2011. If, however, there is a net gain from trading activities, it will be retained by Winner Shenzhen. Details regarding the loss from trading in cotton futures and the agreements signed by Mr. Jianquan Li are discussed in the “Recent Development” section of this Report.

Exchange Difference, Net

The Company’s exchange difference, net, for the nine months ended June 30, 2011, increased to a loss of $415,000, from a loss of $233,000 for the nine months ended June 30, 2010. The increase in loss was mainly due to the fact that the Company has been using the U.S. Dollar, which depreciated against the RMB during the nine months ended June 30, 2011, as the main currency to settle the majority of its trades with customers. During the nine months ended June 30, 2011 and 2010, the average exchange rates of the RMB against the U.S. Dollar were 6.5773 and 6.8100 respectively; the appreciation of the RMB against the U.S. Dollar was 3.42%.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased $4,411,000, or 29.92%, to $19,152,000 for the nine months ended June 30, 2011 from $14,741,000 for the nine months ended June 30, 2010. As a percentage of net sales, the Company’s selling, general and administrative expenses increased to 17.66% for the nine months ended June 30, 2011 from 16.98% for the nine months ended June 30, 2010. The increase of selling, general and administrative expenses was primarily due to increases in salary and leasing expenses as compared to the same period of last year, including:

(1)
sales and administrative staff costs increasing by $2,121,000, or 59.65%, during the nine months ended June 30, 2011, as compared to the same period last year. This increase was primarily due to salaries of sales representatives in the newly opened PurCotton® chain stores and to other operational and administrative staff responsible for the PurCotton® retail business. The total headcount in Shenzhen PurCotton and its four wholly-owned subsidiaries increased to 343 as of June 30, 2011 from 121 as of June 30, 2010;

(2)
leasing expense for the Company increasing by $1,114,000 during the nine months ended June 30, 2011, as compared with the same period last year. The increase was mainly attributable to the rent expense for newly established PurCotton® self-operated chain stores. As of June 30, 2011, the Company operates 37 retail chain stores in mid- to high-end shopping malls in first-tier cities throughout China: 22 in Guangdong province, where the Company’s headquarters is located, 10 in Beijing, 4 in Shanghai, and one in Hong Kong, as compared with 17 as of June 30, 2010;

(3)
R&D expense increases of approximately $436,000 during the nine months ended June 30, 2011, as compared with the same period last year. This increase was the result of the Company’s investment in research and development for advanced and sophisticated medical products and PurCotton® retail product lines, which represent the Company’s long-term strategy to capitalize on the increasing need for high-end medical dressings and consumer products;

(4)
transportation expenses in China increased approximately $219,000, as compared with the same period last year, due to an increase in sales and increases in the cost of logistics related to the PurCotton retail business and traditional medical products as broader distribution channels were built; and

(5)
an increase of approximately $223,000 in advertising and promotional expenses for the PurCotton® retail business during the nine months ended June 30, 2011, as compared to the same period last year, due to brand awareness building and online platform promotion, which the Company believes is necessary and essential to holding existing customers and adding new customers.

Interest Expense

Interest expense increased to approximately $228,000, 0.21% of net sales, for the nine months ended June 30, 2011, as compared to approximately $120,000, 0.14% of net sales, for the same period of 2010, an increase of approximately $108,000, or 90.00%. Short-term bank loan, as of June 30, 2011, was approximately $8,499,000, of which about $5,640,000 was weighted average short-term borrowing in this nine month period, compared to approximately $3,736,000 as of June 30, 2010. The Company’s bank loans are primarily used as a supplement to working capital for daily operations.

Income Taxes

The Company’s income tax provision for the nine months ended June 30, 2011 was $1,288,000 as compared to $1,550,000 for the nine months ended June 30, 2010, a decrease of $262,000. Income taxes as a percentage of income before income taxes was 12.48% for the nine months ended June 30, 2011, compared with 13.54% for the same period last year.

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

The income tax rates applicable to the Company’s PRC wholly-owned subsidiaries are as follows:

	Calendar Year Ending December 31
	2011	2012	2013	2014	2015
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical(Huanggang) Co., Ltd.	12.5%	12.5%	25%	25%	25%
Winner Medical & Textile Ltd. Chongyang	25%	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	25%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd.1	15%	25%	25%	25%	25%
Shenzhen PurCotton Technology Co., Ltd.	25%	25%	25%	25%	25%
Huanggang Winner Cotton Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Co., Ltd	25%	25%	25%	25%	25%
Guangzhou PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Shanghai PurCotton Co., Ltd	25%	25%	25%	25%	25%

1
For the calendar years ending December 31, 2012, 2013 and 2014, the preferential tax rate of 15% will be subject to whether Winner Shenzhen can successfully renew the High and New Technology Enterprise Certificate which was awarded in 2009.

HK PurCotton Co. Ltd, Shenzhen PurCotton’s wholly-owned subsidiary, was incorporated in January 2011, and its applicable statutory tax rate for the nine months ended June 30, 2011 was 16.5%.

Winner Medical (Hong Kong) Limited was incorporated in January 2008, and its applicable statutory tax rate for each of the nine months ended June 30, 2011 and 2010 was 16.5%.

No provision for U.S. tax was made as the Company had no assessable income in the U.S. for the nine months ended June 30, 2011 and 2010. The enterprise income tax rate in the U.S. was 34%.

Non-controlling Interests

The Company’s financial statements reflect an adjustment to its consolidated group net income equal to income attributable to non-controlling interests of $44,000 and a loss attributable to non-controlling interests of $70,000 for the nine months ended June 30, 2011 and 2010, respectively. For the nine months ended June 30, 2011, third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited. For the nine months ended June 30, 2010, third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited and 40% in Shanghai Winner Medical Apparatus Co., Ltd., which suffered a loss during the same period of 2010. The change in third party non-controlling interests was due to the fact that on September 13, 2010, the Company’s wholly-owned subsidiary, Winner Industries (Shenzhen) Co., Ltd. purchased 40% of Shanghai Winner Medical Apparatus Co., Ltd. from the third party, thus acquiring Shanghai Winner Medical Apparatus Co., Ltd. as another wholly-owned subsidiary.

Net Income Attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. was approximately $8,989,000 for the nine months ended June 30, 2011, as compared to approximately $9,971,000 for the same period of 2010, a decrease of approximately $982,000, or approximately 9.85%. Net income as a percentage of net sales was 8.29% for the nine months ended June 30, 2011, compared with 11.49% for the same period last year. This decrease in net income was primarily attributable to a realized loss of $1,441,000 (after tax) on cotton futures trading for the nine months ended June 30, 2011. In addition, for the nine months ended June 30, 2010, sales of high-margin protective products such as PurCotton® masks and isolation gowns increased as a result of an H1N1 virus outbreak. The increased contribution from these high-margin products did not recur during the nine months ended June 30, 2011, contributing to a comparatively lower net margin in the same period last year.

Inventory turnover

The Company’s inventory increased to approximately $25,187,000 as of June 30, 2011, as compared with approximately $15,945,000 as of September 30, 2010, an increase of $9,242,000, or 57.96%. Raw material, work-in-progress and finished products accounted for approximately 48.83%, 23.10% and 28.07% of inventory on June 30, 2011, respectively, and 31.40%, 31.13% and 37.47% of inventory on September 30, 2010, respectively. The Company’s inventory turnover was 4.66 and 5.06 times for the nine months ended June 30, 2011 and the year ended September 30, 2010, respectively. The decreased inventory turnover was primarily due to the increase in inventory during the nine months ended June 30, 2011, which was driven by:

(1)
the Company’s dedication to using high-quality cotton to ensure the stability of its products, the cost of which cotton has been higher than normal due to supply shortages. Therefore, the Company pre-purchased more high-quality cotton in order to build up an inventory for use when the price of cotton rises above the expected trends, which resulted in the Company incurring an increase in the cost of raw material during the nine-month period ended June 30, 2011. At the same time, sales increased. This combination of building an inventory and increased sales during a period of increasing cotton prices increased the Company’s raw material costs from $5,007,000 on September 30, 2010 to $12,299,000 on June 30, 2011, an increase of $7,292,000, or 145.64%; and

(2)
the Company’s use of an integrated supply chain, from cotton processing to finished products and expanded distribution channels from material supply to retail, increasing the demand for raw materials and finished medical and PurCotton® retail products for the nine months ended June 30, 2011.

Accounts receivable collection period

Accounts receivable increased to approximately $20,483,000 as of June 30, 2011, compared to approximately $15,672,000 as of September 30, 2010, an increase of approximately $4,811,000, or 30.70%. The Company’s average accounts receivable collection period was 44.18 days and 44.23 days for the nine months ended June 30, 2011 and the year ended September 30, 2010, respectively. This increase in the balance of accounts receivable was largely due to the higher net sales during the reporting period than the same reporting period last year.

The Company has implemented SAP system for improving business efficiency, with which the Company can have in-depth evaluation and assessment of accounts receivable. Based on such evaluation and assessment, the Company can determine an effective and efficient way to collect its balance of accounts receivable. Furthermore, international sales have long been a major portion of the Company’s net sales and most of such international sales were settled with Letters of Credit (L/C) secured by intermediary banks. The collection age of approximately 99% of accounts receivable as of June 30, 2011 was less than or equal to three months.

In addition, in order to reduce losses on bad debts, the Company entered into an insurance policy with China Export & Credit Insurance Corporation effective April 15, 2010, which will expire on December 31, 2011 and can be automatically renewed subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is $2 million.

The account receivable collection age as of June 30, 2011 is illustrated as follows:

Accounts Receivable Collection Age as of June 30, 2011
(All amounts, other than percentages, in thousands of U.S. Dollars)

Periods	Amount In Thousands	As a Percentage
Less than or equal to 3 months	$20,297	99.09%
3 to 6 months	$118	0.58%
6 to 12 months	$34	0.16%
More than 12 months	$34	0.17%
Total	$20,483	100.00%

Liquidity and Capital Resources

As of June 30, 2011, the Company had cash and cash equivalents of approximately $16,992,000.

Cash Flows for the Nine Months Ended June 30, 2011 and 2010
(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	(1,637)	5,605
Net cash used in investing activities	5,064	5,152
Net cash provided by financing activities	8,151	2,920
Effect of exchange rate changes	723	(129)
Net increase in cash and cash equivalents	2,173	3,243
Cash and cash equivalents at the beginning of period	14,818	9,493
Cash and cash equivalents at the end of period	16,992	12,736

Operating Activities

Net cash used in operating activities was $1,637,000 for the nine months ended June 30, 2011, a decrease of $7,242,000 from the $5,605,000 net cash provided by operating activities for the same period in 2010. This decrease was mainly attributable to the increase in restricted broker margin account, inventories and accounts receivable as illustrated below:

(1)
In order to hedge against cotton price volatility, the Company entered into several cotton futures transactions; such trading requires the Company to make certain margin deposits as a guarantee to execute contracts. During the nine months ended June 30, 2011, the Company’s restricted broker margin accounts was approximately $1,293,000 as of June 30, 2011, compared to $Nil in the same period of 2010 as the Company did not trade any commodity derivatives;

(2)
Due to the sharp increase of cotton prices for the nine months ended June 30, 2011 and the greater demand for quality cotton as a result of increasing sales, the Company decided to purchase more cotton to maintain continuous production and adequate reserves during the nine months ended June 30, 2011. As a result, inventory increased to approximately $8,676,000 for the nine months ended June 30, 2011, compared to approximately $2,089,000 for the nine months ended June 30, 2010, an increase of approximately $6,588,000; and

(3)
Cash flows taken up by accounts receivable were approximately $4,255,000 during the nine months ended June 30, 2011, compared with approximately $2,737,000 for the nine months ended June 30, 2010, an increase of approximately $1,517,000. This increase was mainly due to much larger net sales as a result of increasing order volumes and adjusted selling prices during the reporting period than the same period last year.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2011 was $5,064,000, a decrease of $88,000 from $5,152,000 for the nine months ended June 30, 2010. During the nine months ended June 30, 2011, the cash used in investing activities was primarily for the Company’s payments and installments on property, plant and equipment placed in integrated PurCotton® product manufacturing lines as well as construction of a warehouse and build-out of PurCotton stores.

Financing Activities

The Company’s primary net cash provided by financing activities was net proceeds from bank borrowings for the nine months ended June 30, 2011.

Net cash provided by financing activities for the nine months ended June 30, 2011 totaled $8,151,000, an increase of $5,231,000 from net cash provided by financing activities of $2,920,000 in the same period of 2010. This increase was mainly attributable to a net increase of $8,362,000 from bank borrowings for the nine months ended June 30, 2011.

The Company’s debt to asset ratio was approximately 17.47% as of June 30, 2011. The Company plans to maintain its debt to asset ratio below 40% in order to provide adequate space for new bank loans if needed. The Company believes that it currently maintains a good business relationship with each of the banks with whom it has loans. As of June 30, 2011, the Company had approximately $5,408,000 of outstanding bank loans with China Merchants Bank and $3,090,000 with Industrial and Commercial Bank of China. The weighted average interest rate on short-term borrowings for the nine months ended June 30, 2011 and 2010 were 5.40% and 4.28% per annum, respectively.

The Company’s subsidiaries in Shenzhen and Huanggang have credit lines with the Shenzhen Branch of China Merchants Bank, the Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of the Industrial and Commercial Bank of China, representing trade acceptances, loans and overdrafts.

Bank loans as of June 30, 2011

			Balance as of June 30, 2011
Item	Bank	Loan period	US$
A	Shenzhen Branch of China Merchants Bank	10-08-2010 to 09-18-2011	2,318,000
B	Shenzhen Branch of China Merchants Bank	03-03-2011 to 09-03-2011	3,090,000
C	Shenzhen Branch of Industrial and Commercial Bank of China	04-01-2011 to 03-02-2012	3,090,000
		Total	8,498,000

As of June 30, 2011, the Company had approximately $28.59 million bank credit facilities from three commercial banks. After utilizing bank loans of $8.50 million, there are $20.09 million unused bank credit facilities, consisting of approximately $6.95 million from Shenzhen Branch of China Merchants Bank, approximately $9.27 million from Shenzhen Branch of the Industrial and Commercial Bank of China, and approximately $3.87 million from Huanggang Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by the Company’s buildings. These revolving lines of credit allow the Company to renew short-term loans when due, and the banks reevaluate the Company’s credit line annually. These bank facilities enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

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

•
Trade accounts receivable –Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at reporting period-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at reporting period-end will be immaterial.

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

•
Financial Instruments and Derivatives – The Company does not use derivative financial instruments for speculative trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign-currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial banks. The Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, the Company has not designated or accounted for them as hedging instruments. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under ASC 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

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

New Accounting Policies

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). This pronouncement is an authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has not completed its assessment of the impact, if any, that the disclosures of activity within Level 3 fair value measurements will have on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This pronouncement is an authoritative guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal year beginning October 1, 2012. The Company is currently evaluating this guidance, but does not expect that its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income (“ASU No. 2011-05”). This pronouncement is an authoritative guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company is currently adopted this guidance on the disclosure requirement of the comprehensive income.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Seasonality

The Company’s operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

A.	Disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyaun Fang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Li and Fang concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

B.	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

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

ITEM 1A              RISK FACTORS.

Not applicable.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                (REMOVED AND RESERVED).

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

The list of exhibits required to be filed as exhibits to this Report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 10, 2011

WINNER MEDICAL GROUP INC.

By:	/s/ Jianquan Li
Jianquan Li Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Xiuyuan Fang
Xiuyuan Fang Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith