Form 10-Q/A
period 2011-06-30
WINNER MEDICAL GROUP INC
filed 2011-08-11
CIK 808011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, US$0.001 par value	24,140,247

Explanatory Note

On August 10, 2011, Winner Medical Group Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the three-month period ended June 30, 2011 (the “Initial Form 10-Q”). This Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) amends Item 6, “Exhibits,” specifically by including Exhibit 101 containing the Company’s Extensible Business Reporting Language (XBRL) materials for the three-month period ended June 30, 2011. As such, no other changes have been made herein to the Initial Form 10-Q.

The filing of this Form 10-Q/A shall not be deemed as an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading. This Form 10-Q/A does not reflect events occurring after the filing of the Initial Form 10-Q on August 10, 2011, and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Initial Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Initial Form 10-Q.

Table of Contents

Number		Pages
PART II OTHER INFORMATION

Item 6.	Exhibits	3

PART II
OTHER INFORMATION

ITEM 6.                      EXHIBITS.

The list of exhibits required to be filed as exhibits to this Report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 11, 2011

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

101+
The following materials from the Winner Medical Group Inc. Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, filed on August 11, 2011 formatted in Extensible Business Reporting Language (XBRL):

	(i)	Condensed Consolidated Balance Sheets (Unaudited),
	(ii)	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited),
	(iii)	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited),
	(iv)	Condensed Consolidated Statements of Cash Flows (Unaudited), and
	(v)	Notes to Condensed Consolidated Financial Statements

*	filed with Winner Medical Group Inc.’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on August 10, 2011.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.