Form 10-K/A
period 2011-09-30
WINNER MEDICAL GROUP INC
filed 2011-12-01
CIK 808011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of December 1, 2011, there were 24,371,872 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

Explanatory Note

On November 30, 2011, Winner Medical Group Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Initial Form 10-K”). This Annual Report on Form 10-K/A (the “Form 10-K/A”) amends Item 15, “Exhibits, Financial Statement Schedules,” specifically by including Exhibit 101 containing the Company’s Extensible Business Reporting Language (XBRL) materials for the fiscal year ended September 30, 2011. As such, no other changes have been made herein to the Initial Form 10-K.

The filing of this Form 10-K/A shall not be deemed as an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading. This Form 10−K/A does not reflect events occurring after the filing of the Initial Form 10-K on November 30, 2011, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Initial Form 10-K. Accordingly, this Form 10−K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Initial Form 10−K.

Table of Contents

Number		Page
PART IV

Item 15.	Exhibits, Financial Statement Schedules.	2

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements filed as part of the Initial Form 10-K are located as set forth in the index on page F-1 of that Report.

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The list of exhibits included in the below Exhibit Index is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 1, 2011

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

101+
The following materials from the Winner Medical Group Inc. Annual Report on Form 10-K/A for the year ended September 30, 2011 filed on December 1, 2011, formatted in Extensible Business Reporting Language (XBRL):

	(i)	Consolidated Balance Sheets,

	(ii)	Consolidated Statements of Income and Comprehensive Income,

	(iii)	Consolidated Statements of Stockholders’ Equity,

	(iv)	Consolidated Statements of Cash Flows, and

	(v)	Notes to Consolidated Financial Statements

*	filed with Winner Medical Group Inc.’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission on November 30, 2011.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.