Form 10-Q
period 2011-12-31
WINNER MEDICAL GROUP INC
filed 2012-02-09
CIK 808011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of February 9, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, US$0.001 par value	24,371,872

2

Cautionary Statement

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

Except as otherwise indicated by the context, references in this report to “the Company,” “Winner,” “Winner Medical,” “we,” “us” or “our” are references to the combined business of Winner Medical Group Inc. and its subsidiaries. The English translation of the names of the Company’s subsidiaries which were incorporated in the People’s Republic of China (the “PRC”) is for reference only. The official names of the PRC subsidiaries are in Chinese.

3

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)

For the three months ended December 31, 2011 and 2010

4

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2011	2011
	US$	US$

ASSETS
Current assets:
Cash and cash equivalents	19,547,517	21,945,105
Restricted bank deposits	264,543	1,836,491
Restricted broker margin account	786,345	0
Accounts and notes receivable, less allowances for doubtful accounts of US$43,386 and US$159,485 at December 31, 2011 and September 30, 2011, respectively	21,046,871	20,982,263
Amounts due from affiliated companies	3,129	157,779
Inventories	30,855,957	25,408,700
Prepaid expenses and other receivables	10,794,989	8,334,504
Income taxes recoverable	235,293	146,408
Deferred tax assets	357,091	376,411
Total current assets	83,891,735	79,187,661
Property, plant and equipment, net	69,515,587	65,461,750
Investment in equity investees	2,419,158	2,421,915
Intangible assets, net	121,140	126,918
Prepaid expenses and other receivables	1,662,460	1,596,354
Deferred tax assets	1,105,971	1,124,089
Total assets	158,716,051	149,918,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	9,522,449	6,294,356
Accounts payable	8,660,691	7,420,580
Accrued payroll and employee benefits	3,644,762	3,141,756
Customer deposits	779,458	1,115,887
Accrued and other liabilities	3,906,053	4,253,889
Amounts due to affiliated companies	23,399	0
Income taxes payable	2,066,579	1,970,710
Total current liabilities	28,603,391	24,197,178

Deferred tax liabilities	45,411	45,025
Total liabilities	28,648,802	24,242,203

Commitments and contingencies	0	0

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000, issued and outstanding December 31, 2011 –24,371,872 shares; September 30, 2011 –24,140,247 shares	24,373	24,141
Additional paid-in capital	42,805,820	42,490,464
Retained earnings	61,522,498	58,984,686
Statutory reserves	5,866,970	5,866,970
Accumulated other comprehensive income	19,246,488	18,169,505
Total Winner Medical Group Inc stockholders’ equity	129,466,149	125,535,766
Non-controlling interests	601,100	140,718
Total equity	130,067,249	125,676,484

Total liabilities and stockholders’ equity	158,716,051	149,918,687

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended December 31,
	2011	2010
	US$	US$

Net sales	41,320,473	33,706,318

Cost of sales	(31,023,377)	(24,225,307)
Gross profit	10,297,096	9,481,011

Other operating income/(loss), net	52,676	(58,735)
Government subsidies	133,748	576,953
Loss on commodity financial instruments, net	(6,054)	(181,434)
Foreign currency exchange losses, net	(269,656)	(117,785)
Selling, general and administrative expenses	(6,996,911)	(6,056,065)

Income from operations	3,210,899	3,643,945
Interest income	89,626	34,540
Interest expense	(137,291)	(45,287)
Equity in earnings of 50 percent or less owned persons	(2,757)	81,285
Income before income taxes	3,160,477	3,714,483

Income taxes	(638,193)	(373,686)
Net income	2,522,284	3,340,797

Net loss/(income) attributable to non-controlling interests	15,528	(12,553)
Net income attributable to Winner Medical Group Inc.	2,537,812	3,328,244

Comprehensive income:
Net income	2,522,284	3,340,797
Foreign currency translation adjustments	1,076,983	1,254,669
Comprehensive loss/(income) attributable to non-controlling interests	1,317	(12,988)

Comprehensive income attributable to Winner Medical Group Inc.	3,600,584	4,582,478

Net income attributable to Winner Medical Group Inc. per share
- basic	0.10	0.14
- diluted	0.10	0.14

Weighted average common stock outstanding
- basic	24,353,857	24,116,281
- diluted	24,488,597	24,498,551

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common stock		Additional			Accumulated other	Non-
	Stock		paid-in	Retained	Statutory	comprehensive	controlling	Total
	outstanding	Amount	capital	earnings	reserves	Income	interests	equity
		US$	US$	US$	US$	US$	US$	US$
Balance at September 30, 2010	23,950,740	23,951	40,154,494	48,730,034	4,585,731	12,302,762	100,199	105,897,171
Restricted stock units granted	0	0	618,129	0	0	0	0	618,129
Stockholder’s contribution	0	0	1,718,031	0	0	0	0	1,718,031
Issuance of restricted stock units	189,507	190	(190)	0	0	0	0	0
Net income	0	0	0	11,535,891	0	0	39,772	11,575,663
Foreign currency translation adjustments	0	0	0	0	0	5,866,743	747	5,867,490
Transfer to statutory reserves	0	0	0	(1,281,239)	1,281,239	0	0	0
Balance at September 30, 2011	24,140,247	24,141	42,490,464	58,984,686	5,866,970	18,169,505	140,718	125,676,484
Restricted stock units and stock options granted	0	0	315,588	0	0	0	0	315,588
Issuance of restricted stock units	231,625	232	(232)	0	0	0	0	0
Net income/(loss)	0	0	0	2,537,812	0	0	(15,528)	2,522,284
Foreign currency translation adjustments	0	0	0	0	0	1,076,983	1,317	1,078,300
Contribution from noncontrolling interest	0	0	0	0	0	0	474,593	474,593
Balance at December 31, 2011	24,371,872	24,373	42,805,820	61,522,498	5,866,970	19,246,488	601,100	130,067,249

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2011	2010
	US$	US$

Cash flows from operating activities
Net income	2,522,284	3,340,797
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	1,527,033	1,308,006
Amortization of intangible assets	8,243	6,672
Loss on disposal of property, plant and equipment	58,086	112,045
Change in fair value of financial instruments, net	1,106	130,802
Equity in earnings of 50 percent or less owned persons	2,757	(81,285)
Investment income from held-to-maturity investments	(61,570)	(17,780)
Stock-based compensation expenses	315,588	281,306
Realized gain on financial instruments	6,054	(52,719)
Deferred tax	50,298	(147,628)
Changes in operating assets and liabilities:
Restricted bank deposits	1,737,812	183,403
Restricted broker margin account	(792,399)	(3,006,208)
Accounts and notes receivable	115,214	(3,313,866)
Amounts due from affiliated companies	156,001	(1,518)
Inventories	(5,229,500)	(5,750,206)
Prepaid expenses and other receivables	(2,392,382)	(3,416,788)
Income taxes recoverable	(87,630)	34,376
Accounts payable	1,176,515	1,794,194
Accrued payroll and employee benefits	476,080	385,142
Customer deposits	(345,994)	186,246
Accrued and other liabilities	90,298	46,384
Amounts due to affiliated companies	23,399	(8,875)
Income taxes payable	101,037	229,819
Net cash used in operating activities	(541,670)	(7,757,681)

Cash flows from investing activities
Purchase of property, plant and equipment	(4,069,018)	(1,341,451)
Purchase of intangible assets	(1,409)	(1,894)
Deposits paid for property, plant and equipment	(1,046,124)	(919,485)
Proceeds from disposal of property, plant and equipment	0	2,270
Proceeds from disposal of held-to-maturity investments	14,280,029	4,532,445
Purchase of held-to-maturity investments	(14,218,459)	(4,509,312)
Net cash used in investing activities	(5,054,981)	(2,237,427)

Cash flows from financing activities
Proceeds from bank borrowings	9,478,972	6,594,987
Repayment of bank borrowings	(6,319,315)	(612,356)
Purchase of noncontrolling interests	0	(105,218)
Restricted bank deposits	(157,983)	0
Net cash provided by financing activities	3,001,674	5,877,413

Effect of exchange rate changes on cash balance	197,389	196,257

Net decrease in cash and cash equivalents	(2,397,588)	(3,921,438)
Cash and cash equivalents, beginning of period	21,945,105	14,818,179
Cash and cash equivalents, end of period	19,547,517	10,896,741

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	137,291	45,287
Cash paid for income taxes	576,728	286,111

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended December 31, 2011 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2011. The Company follows the same accounting policies in preparation of interim reports.

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

3.           Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This pronouncement is an authoritative guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal year beginning October 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC 220) Presentation of Comprehensive Income (“ASU No. 2011-05”). This pronouncement is an authoritative guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company has adopted ASU No. 2011-05 for its 2012 fiscal year.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to ASC 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.            Net income attributable to Winner Medical Group Inc. Per Share

Net income attributable to Winner Medical Group Inc. per share- Basic net income attributable to Winner Medical Group Inc. per share is computed by dividing net income attributable to Winner Medical Group Inc. available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income attributable to Winner Medical Group Inc. per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended December 31, 2011 and 2010, the basic and diluted net income attributable to Winner Medical Group Inc. per share calculated in accordance with ASC 260, "Earnings Per Share", are reconciled as follows:

	Three months ended December 31,
	2011	2010
	US$	US$

Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	2,537,812	3,328,244

Weighted average common stock outstanding	24,353,857	24,116,281

Net income attributable to Winner Medical Group Inc. per share	0.10	0.14

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	2,537,812	3,328,244

Weighted average common stock outstanding	24,353,857	24,116,281

Effect of dilution

Restricted stock	134,740	382,270
Options	0	0

Weighted average common stock outstanding	24,488,597	24,498,551

Net income attributable to Winner Medical Group Inc. per share	0.10	0.14

The number of shares of restricted stock excluded from the calculation of diluted earnings per share for the three months ended December 31, 2011 and 2010, was 128,000 and nil, respectively, because their inclusion would have been anti-dilutive. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended December 31, 2011 was 1,700,000 as the performance criteria have not yet been met. As of December 31, 2010, there were no potential dilutive common shares relating to stock options in the Company.

5.	Held-to-maturity investments

As of December 31, 2011 and September 30, 2011, there were no held-to-maturity investments. During the year, the Company invested in held-to-maturity investments that were money management products and all of them had matured by the three months ended December 31, 2011. Interest of US$61,570 and US$17,780 on these investments was included in interest income for the three months ended December 31, 2011 and 2010, respectively.

6.	Inventories

Inventories by major categories are summarized as follows:

	December 31	September 30
	2011	2011
	US$	US$

Raw materials	14,631,818	10,851,917
Work-in-progress	7,773,143	7,086,688
Finished goods	8,450,996	7,470,095
	30,855,957	25,408,700

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Credit Facilities and Pledged Assets

The subsidiaries in Shenzhen and Huanggang have credit lines with the China Merchants Bank, the Industrial and Commercial Bank of China and the Agricultural Bank of China, representing trade acceptances, loans and overdrafts.

As of December 31, 2011, the Company had approximately $28.57 million bank credit facilities from three commercial banks. After utilizing bank loans of $9.52 million as of December 31, 2011, there is $19.05 million available under bank credit facilities, consisting of approximately $6.35 million from the China Merchants Bank and approximately $12.08 million from the Industrial and Commercial Bank of China. The two facilities mature in August and September 2012. The weighted average interest rates on short-term borrowings for the three months ended December 31, 2011 and 2010, were 7.01% and 4.71% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that, at December 31, 2011, buildings with net book values of US$3,849,063 and plant and machinery with net book values of US$12,385,892 and, at September 30, 2011, buildings with a net book value of US$3,857,373, have been pledged as collateral for the above mentioned facilities.

As of December 31, 2011 and September 30, 2011, the Company had the following short-term bank loans:

	December 31,	September 30,
	2011	2011
	US$	US$

Bank loans repayable within one year	9,522,449	6,294,356

Original currency in Chinese Renminbi	60,000,000	40,000,000

Bank loans as of December 31, 2011 are secured by buildings and plant and machinery consisting of the following:

		2011
Loan	Loan period	US$
A	November 28, 2011 to September 16, 2012	3,174,150
B	December 29, 2011 to September 16, 2012	3,174,150
C	October 12, 2011 to August 09, 2012	1,587,075
D	October 24, 2011 to August 09, 2012	1,587,074
		9,522,449

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2011	2011
	US$	US$

Value added tax receivable	5,609,540	4,717,557
Advance to suppliers	3,191,173	1,626,030
Rental deposit	778,481	684,424
Other deposit	638,940	826,325
Deferred expenditure	178,835	130,666
Fair value of financial instruments	0	51,141
Others	398,020	298,361
	10,794,989	8,334,504

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Income Taxes

United States

The Company is incorporated in Nevada in the United States of America and is subject to U.S. federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the first quarter. The applicable income tax rate for the Company for each of the three months ended December 31, 2011 and 2010, was 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for Winner HK for each of the three months ended December 31, 2011 and 2010, was 16.5%.

On January 25, 2011, a wholly-owned subsidiary HK PurCotton Co., Ltd. or “HK PurCotton” was established. The applicable statutory tax rate for HK PurCotton was 16.5% for the three months ended December 31, 2011.

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

Winner Medical (Huanggang) Co., Ltd. enjoyed its full tax exemption from January 1, 2008 and its 50% tax exemption from January 1, 2010 to December 31, 2012. Winner Medical & Textile Ltd., Chongyang enjoyed its 50% tax exemption from January 1, 2008 and was subject to an enterprise income tax rate of 25% from January 1, 2011. Shanghai Winner Medical Apparatus Co., Ltd. enjoyed its 50% tax exemption from January 1, 2009 and will be subject to an enterprise income tax of 25% from January 1, 2012. Hubei Winner Textiles Co., Ltd. was subject to an enterprise income tax rate of 25% from January 1, 2010.

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained a High and New Technology Enterprise Certificate from the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable preferential income tax rate of 15% from January 1, 2009 to December 31, 2011.

The Company classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed a self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2011, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for uncertain positions in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended December 31, 2011 and 2010, respectively. The Company’s uncertain tax positions related to open tax years are subject to examination by the relevant tax authorities, the major one being the China Tax Authority. The open period for examination in the PRC is 5 tax years.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Income Taxes-Continued

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in the PRC to income before income taxes and the actual provision for income taxes is as follows:

	Three months ended December 31,
	2011	2010
	US$	US$

Tax calculated at domestic statutory rate (2011: 25%; 2010: 25%)	790,119	928,621
Effect of different tax rates in various jurisdictions	94,740	50,714
Tax effect of preferential tax treatment	(428,591)	(486,220)
Tax effect of expenses not deductible for tax purpose	1,281	2,249
Tax effect of government subsidies not subject to tax	(757)	(81,440)

Change in valuation allowance	186,589	0
Over provision in previous years	(13,874)	(43,328)
Others	8,686	3,090
	638,193	373,686

10.	Related Party Transactions

During the three months ended December 31, 2011 and 2010, the Company sold goods to L+L Healthcare Hubei Co., Ltd. (“L+L” ), an equity investee, for US$200,585 and US$4,345, respectively; and purchased goods from L+L for US$21,632 and US$45,027, respectively. As of December 31, 2011 and September 30, 2011, amounts due from L+L were US$Nil and US$119,368, respectively.

During the three months ended December 31, 2011 and 2010, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd. (“Winner Chengdu” ), an equity investee, for US$25,991 and US$3,155; and made purchases from Winner Chengdu of US$62,237 and US$17,406, respectively. As of December 31, 2011 and September 30, 2011, amounts due from Winner Chengdu were US$3,129 and US$38,411, respectively, and amounts due to Winner Chengdu were US$23,399 and US$Nil, respectively.

The amounts due from and due to the above affiliated companies are unsecured, interest free and payable according to customary trading credit terms.

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

There was no stock-based compensation cost recorded for independent directors for the three months ended December 31, 2011 and 2010, respectively. The total cash compensation costs for independent directors for the three months ended December 31, 2011 and 2010, are US$42,500 and US$$28,750, respectively.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.         Stock-Based Compensation-Continued

Under the 2008-2009 Plan, the Company granted 500,000 units out of the total 600,000 authorized restricted stock units on October 7, 2007. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income attributable to Winner Medical Group Inc., annual Company sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of the grant date is based on the market price of the common stock as quoted on the NASDAQ Global Market as of October 7, 2007, which was US$3.60 per share, and assumes that the individual achieves the applicable corporate and individual objectives set forth in the award.

On October 15, 2008, the Board of Directors approved the granting of the remaining 100,000 units out of the total 600,000 authorized restricted stock units under the 2008-2009 Plan. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on October 7, 2010 and the second 50% on October 7, 2011 if the target of corporate net income attributable to Winner Medical Group Inc., annual Company sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ Global Market as of October 15, 2008, which was US$0.50 per share, and assumes that the individual achieves of the applicable corporate and individual objectives set forth in the award.

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

Under the 2010-2011 Plan, the Company granted 250,000 units out of the total 300,000 authorized restricted stock units on September 8, 2009. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on September 8, 2012 and the second 50% on September 8, 2013 if the target of corporate net income attributable to Winner Medical Group Inc., annual Company sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ Global Market as of September 8, 2009, which was US$4.40 per share, and assumes that the individual achieves the applicable corporate and individual objectives set forth in the award.

On September 28, 2010, the Board of Directors approved the granting of the remaining 50,000 units out of the total 300,000 authorized restricted stock units under the 2010-2011 Plan. Entitled employees are eligible to vest the first 50% of the total number of restricted stock awarded on September 8, 2012 and the second 50% on September 8, 2013 if the target of corporate net income attributable to Winner Medical Group Inc., annual Company sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ Global Market as of September 28, 2010, which was US$4.56 per share, and assumes that the individual achieves the applicable corporate and individual objectives set forth in the award.

On July 27, 2009, the Company’s subsidiary in Shenzhen entered into a 5-year consulting agreement with a consulting firm for consulting services related to developing strategies for rolling out the Company’s own branded consumer products in China. Pursuant to the agreement, the Company granted 500,000 restricted stock units from the Company’s 2006 Equity Incentive Plan to the consulting firm as compensation for the services. As of September 18, 2010, both parties decided to terminate the consulting arrangement and mutually waived the share-based compensation terms of the agreement.

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

Under the 2011-2013 Plan, the Company granted 300,000 units out of the total 500,000 authorized restricted stock units on October 6, 2010. On each of October 6, 2012, October 6, 2013 and October 6, 2014, a participant will be eligible to vest up to 1/3 of the total number of restricted stock units underlying an award if the target of corporate net income attributable to Winner Medical Group Inc., annual Company sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ Global Market as of October 6, 2010, which was US$5.31 per share, and assumes that the individual achieves the applicable corporate and individual objectives set forth in the award.

On October 7, 2010, under the 2008-2009 Plan, the Company issued 179,507 shares of the Company’s common stock to those entitled employees, representing vesting of the first 50% of the total number of shares of restricted stock awarded.

Pursuant to a one-year consulting agreement signed between the Company and an investor relations consultant firm, 10,000 restricted stock units were granted to the consultant firm on the agreement date, which was May 1, 2010. After evaluating and assessing the accomplishments were achieved by the consultant firm, 10,000 restricted stock units were vested on May 2, 2011. The estimated value of the restricted stock units is based on the market price of the common stock as quoted on the NASDAQ.com as of May 2, 2011, which was US$4.99.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Stock-Based Compensation-Continued

On October 7, 2011, the Company issued 231,625 shares of the Company’s common stock to those entitled employees, representing vesting of the second 50% of the total number of restricted stock awarded.

On November 3, 2011, the Board of Directors approved the 2012-2013 Restricted Stock Unit and Options Incentive Plan, the "2012-2013 Plan", a stock incentive compensation program for fiscal years 2012 to 2013. This 2012-2013 Plan allows the Company to offer a variety of restricted stock units and/or options awards to directors, senior management and key employees, where a participant will be eligible to receive one share of the Company’s common stock for each restricted stock unit that vests upon the achievement of corporate and individual objectives and such participant’s continued employment as of the applicable vesting date.

Under the 2012-2013 Plan, the Company granted 530,000 restricted stock units on November 3, 2011. Entitled employees are eligible to vest the first 50% of the total number of shares of restricted stock awarded on November 3, 2014 and the second 50% on November 3, 2015 if the target of corporate net income attributable to Winner Medical Group Inc., annual Company sales objectives, and the participant’s individual performance objectives are fulfilled. The estimated value of award as of grant date is based on the market price of the common stock as quoted on the NASDAQ Global Market as of November 3, 2011, which was US$3.03 per share, and assumes that the individual achieves the applicable corporate and individual objectives set forth in the award.

Under the 2012-2013 Plan, the Company granted 1,350,000 and 350,000 options to purchase one share of the Company’s common stock at US$3.08 and US$3.38, respectively, on November 3, 2011. On each of November 3, 2012, November 3, 2013, November 3, 2014 and November 3, 2015, entitled employees are eligible to vest up to 1/4 of the total number of option awards. The percentage of such vesting is predetermined for each individual and tied to satisfaction of the target corporate net income and annual sales objectives, as well as attainment of each participant’s personal performance targets. Each option award that is vested will expire two years after its vesting date. The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new employee stock option grants. The Company’s determination of fair value of stock option awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors. The estimated weighted average fair value of awards was US$1.09 per option.

A summary of stock option activity is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		US$	Years
Balance at September 30, 2010 and 2011	0	0
Options granted	1,700,000	3.14
Outstanding at December 31, 2011	1,700,000	3.14	4.5
Exercisable at December 31, 2011	0	0

There was no option cancelled or exercised during the three months ended December 31, 2011. As at December 31, 2011, the aggregated intrinsic value of options outstanding was US$Nil.

The weighted average estimated fair value of stock options granted during the three months ended December 31, 2011 was determined using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.42%~1.25%
Expected life	4.5 years
Term structure of volatility	44.70%~46.7%
Dividend yield	0
Weighted average estimated fair value per option	US$1.09

The risk-free interest rate assumption for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility and implied volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee termination within the valuation model. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The binomial model estimates employees’ exercise behavior based on the option’s remaining vested life and the extent to which the option is in-the-money. The binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

The Company recorded stock-based compensation expense of US$315,588 and US$281,306 for the three months ended December 31, 2011 and 2010, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Stock-Based Compensation-Continued

Management considered that the fair value of outstanding restricted stock unit approximates the market value of the Company’s common stock. As at December 31, 2011, the market value of the Company’s common stock was US$2.58 per share.

As of December 31, 2011, a cumulative total of 923,306 non-vested restricted stock units have been cancelled and a cumulative total of 411,132 restricted stock units were vested. The total fair value of restricted stock units vested during the three months ended December 31, 2011 and 2010, was US$697,191 and US$536,726, respectively.

A summary of the restricted stock units activity is as follows:

	2008-09 Plan	2010-11 Plan		2012-13 Plan		Weighted average grant date fair
	Number of units	Number of units	2011-13 Plan Number of units	Number of units	Total Number of units	value US$
Nonvested units outstanding at September 30, 2010	478,750	287,250	0	0	766,000	3.53
Granted	0	0	300,000	0	300,000	5.31
Cancelled	(67,618)	(49,688)	(172,000)	0	(289,306)	4.60
Vested	(179,507)	0	0	0	(179,507)	2.99
Nonvested units outstanding at September 30, 2011	231,625	237,562	128,000	0	597,187	4.07
Granted	0	0	0	530,000	530,000	3.03
Vested	(231,625)	0	0	0	(231,625)	3.01
Nonvested units outstanding at December 31, 2011	0	237,562	128,000	530,000	895,562	3.73

As of December 31, 2011, the unrecognized stock-based compensation expense for the 2010-2011 Plan, 2011-2013 Plan and 2012-2013 Plan was US$335,343, US$401,641 and US$1,531,739, respectively, which totals US$2,268,723 and is expected to be amortized over the weighted average period of 2.61 years.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
Nine months ending September 30, 2012 Year ending September 30,	2,029,467
2013	1,515,722
2014	485,375
2015	99,191
2016 and after	0
Total minimum lease payments	4,129,755

Rental expenses under operating leases included in the consolidated statements of income and comprehensive income were US$848,067 and US$439,430 for the three months ended December 31, 2011 and 2010, respectively.

Purchase obligations- The Company has signed agreements with suppliers and other parties to purchase plant and machinery, and computer equipment with estimated non-cancelable obligations of US$3,456,974 and US$4,233,939 as of December 31, 2011 and September 30, 2011, respectively.

13.	Fair Value Measurement

FASB ASC 820, “Fair Value Measurement”, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and requires certain disclosures about fair value measurement. ASC 820 also establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, restricted broker margin account, accounts and notes receivable, deposits and other receivable, other current assets, bank loans, accounts payable, other current liabilities and other liabilities are valued at fair values due to their short-term nature. These financial assets and liabilities are classified as either Level 1 or Level 2 in the fair value hierarchy as of December 31, 2011 and September 30, 2011. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

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

Foreign exchange derivatives-The Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility in earnings and cash flows, the Company enters into several foreign exchange forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The total outstanding foreign exchange forward contracts amounted to US$Nil as of December 31, 2011. The Company’s foreign exchange forward contracts are classified as Level 2 in the fair value hierarchy under ASC 820 since the quoted prices of these foreign currency forward contracts can be obtained directly from the commercial bank.

The following table summarizes the Company’s fair value of foreign exchange derivatives:

	Condensed Consolidated	December 31,	September 30,
	Balance Sheet Presentation	2011	2011
		US$	US$

Derivatives not designated as hedging instruments
Fair value of foreign exchange forward contracts	Other current assets	0	51,141

	Other liabilities	0	16,482

The impact on earnings from derivatives activity, including changes in the fair value of derivatives for the three months ended December 31, 2011 and 2010, are as follows:

	Presentation of gain or loss	Three months ended December 31,
	recognized on derivatives	2011	2010
		US$	US$

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Unrealized exchange gain	0	211,023
	Unrealized exchange loss	0	(107,672)

	Other operating income, net	0	103,351

The realized loss on foreign exchange forward contracts included in other operating income were US$20,484 and US$68,343 for the three months ended December 31, 2011 and 2010, respectively.

Commodity derivatives-Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. Starting from October 2010, the Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, they are not designated or accounted for as hedging instruments. The commodity financial instruments are valued at fair value. The commodity derivatives require collateral, referred to as margin, in the form of cash. As of December 31, 2011, the Company’s restricted broker margin account was US$786,345, net of unrealized loss of US$1,106. Decrease in fair value of commodity financial instruments recorded in other operating income was US$1,106 and US$234,154 for the three months ended December 31, 2011 and 2010, respectively. The total outstanding purchases of cotton futures contracts amounted to US$330,350 as of December 31, 2011, all of which will mature in less than one year. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under ASC 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

The realized loss on commodity financial instruments included in other operating income was US$6,054 for the three months ended December 31, 2011 and realized gain on commodity financial instruments was US$52,719 for the three months ended December 31, 2010.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.       Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to three customers, Sakai Shoten Co., Ltd, Heng’an Group Ltd and Tyco Healthcare Co., Ltd and are typically sold on an open account basis. The sales to Sakai Shoten Co., Ltd accounted for 11% and 13% of the total net sales for the three months ended December 31, 2011 and 2010, respectively, the sales to Heng’an Group Ltd accounted for 10% and 7% of the total net sales for the three months ended December 31, 2011 and 2010, respectively, and the sales to Tyco Healthcare Co., Ltd accounted for 9% and 11% of the total net sales for the three months ended December 31, 2011 and 2010, respectively.

A substantial percentage of the Company’s accounts and notes receivable are from three customers with balances that represented the following percentages of total accounts receivable at December 31, 2011 and September 30, 2011: Heng’an Group Ltd, 13.85% and 8.40%; Tyco Healthcare Co., Ltd 12.85% and 10.05% and Molnlycke Health Care AB, 11.03% and 15.14%. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Recovery of bad debt was US$Nil and US$35,960 for the three months ended December 31, 2011 and 2010, respectively.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 6.56% to 7.87% per annum. Other financial assets and liabilities do not have material interest rate risk.

Credit risk - In order to reduce the risk of inability to collect accounts receivable, the Company entered into an insurance policy with China Export & Credit Insurance Corporation effective on January 1, 2012. This insurance policy will expire on December 31, 2012 and is automatically renewable subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is US$2.5 million.

Foreign currency risk- The value of the Renminbi (“RMB”), the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, RMB is not readily convertible into USD or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the USD has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2011 and September 30, 2011, the exchange rates of RMB against USD were 6.3009 and 6.3549, respectively; the appreciation of RMB against USD was 0.84%. On December 31, 2011 and September 30, 2011, the exchange rates of RMB against Euro were 8.1625 and 8.6328, respectively. The RMB exchange rate, and any appreciation of the RMB that may result from such rate, could have material adverse effects on the Company’s business and financial results.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Geographical Information

The business of the Company is manufacturing and trading of medical products and PurCotton® products. All of the Company’s sales are from the Company’s operation within the PRC and Hong Kong, and a majority of the Company’s long-lived assets are located in the PRC. The Company’s sales to customers by geographic destination are analyzed as follows:

	Three months ended December 31,
	2011	2010
	US$	US$

Europe	13,126,548	9,004,908
PRC	12,133,026	8,220,858
North and South America	8,155,030	8,744,507
Japan	5,444,468	5,290,775
Others	2,461,401	2,445,270
Total net sales	41,320,473	33,706,318

Sales to countries in excess of 10% of total net sales for three months ended December 31, 2011 and 2010, are as follows:

	Three months ended December 31,
	2011	2010
	US$	US$

PRC	12,133,026	8,220,858
Japan	5,444,468	5,290,775
United States of America	5,074,559	7,299,847

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	Segment Information

The Company has two reportable operating segments: medical products (Medical Care and Wound Care) and PurCotton® products. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three months ended December 31, 2011 and 2010, are as follows:

	Three months ended December 31,
	2011	2010
	US$	US$
Net sales:
Segment:
Medical products	34,054,962	29,214,958
PurCotton® products	7,265,511	4,491,360
Consolidated total	41,320,473	33,706,318

Gross profits:
Segment:
Medical products	8,182,872	8,114,788
PurCotton® products	2,114,224	1,366,223
Consolidated total	10,297,096	9,481,011

Income from operations before taxes:
Segment:
Medical products	3,139,815	4,044,518
PurCotton® products	20,662	(330,035)
Consolidated total	3,160,477	3,714,483

Net income attributable to Winner Medical Group Inc.:
Segment:
Medical products	2,560,342	3,533,342
PurCotton® products	(22,530)	(205,098)
Consolidated total	2,537,812	3,328,244

Depreciation and amortization:
Segment:
Medical products	879,945	815,663
PurCotton® products	655,331	499,015
Consolidated total	1,535,276	1,314,678

	December 31,	September 30,
	2011	2011
	US$	US$
Total assets:
Segment:
Medical products	115,731,175	109,317,729
PurCotton® products	50,621,689	45,578,410
Segment total	166,352,864	154,896,139
Reconciliation to consolidated totals:
Elimination of other receivable from inter-segments	(7,636,813)	(4,977,452)
Consolidated total	158,716,051	149,918,687

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Statement” above for certain information concerning those forward-looking statements. The Company’s financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

OVERVIEW

Winner Medical’s business operations consist of the manufacturing, marketing, researching and development of cotton-based medical dressings and medical disposables, as well as consumer products. The Company has fourteen wholly-owned operating subsidiaries and four joint ventures, all located in the PRC and Hong Kong. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include cotton-based medical dressings and medical disposables, which consist of medical care and wound care, as well as PurCotton® products, which are produced from a spunlace, natural cotton nonwoven material. The Company manufactures its products in China and sells its medical dressings and medical disposables both in China and abroad, with Europe, the United States and Japan serving as the top four markets. The Company also sells its PurCotton® jumbo rolls in both China and abroad, and PurCotton® finished consumer products (the PurCotton retail business) mainly in China.

Winner Medical was originally incorporated in the State of Nevada in August 1986. The Company’s common stock is quoted under the symbol “WWIN” on Nasdaq Global Market. The CUSIP number is 97476P204.

BUSINESS OPERATIONS

Winner Medical’s present business operations commenced February 1991, and it conducts its manufacturing and marketing through its operating subsidiaries located in the PRC. The Company generates revenue through domestic (China) and international sales of a variety of medical dressings and medical disposables, which include medical care, wound care and home care products, such as gauze, wound dressings, disposable drapes, surgical gowns, face masks and cotton balls and PurCotton® jumbo rolls and finished consumer products, which are 100% natural cotton non-woven fabric made products, such as dry and wet tissues, facial puffs, baby wears and cleansing wipes.

The Company has integrated manufacturing lines that provide its clients with the ability to procure certain products from a single supplier. In the developed countries where it sells its products, the Company provides its customers with its specialized design, manufacturing and packaging services. When the Company works on this basis, its clients are able to select the design, size, type and scale of the products the Company manufactures for them. The Company sells its own “Winner” medical brand products in developing countries and regions including China, the Middle East, South America and Southeast Asia, with distribution channels consisting of local distributors, chain drugstores and direct sales to hospitals, particularly in the China market. During the three months ended December 31, 2011, the medical business was approximately 82.42% of total sales. The Company believes that the overseas medical business provides stable cash flow for the Company, but that its Chinese medical business will be a driving force in the growth of its business portfolio in the future.

In August 2009, the Company started selling PurCotton® jumbo rolls to large consumer-products manufacturers in the PRC and Japan, and launched the PurCotton retail business in China in December 2009. During the three months ended December 31, 2011, the overall PurCotton business accounted for approximately 17.58% of the Company’s sales revenue. Moreover, revenue from the PurCotton retail business reached approximately 5.18% of total sales in the three months ended December 31, 2011.

The Company believes that the PurCotton business, as a percentage of its total sales in China, will be a driver of future growth in its business portfolio. The Company believes that, as living standards improve and environmental protection awareness grows in the PRC and abroad, products that are healthy, trusted, soft, comfortable and have less carbon emission will be favored by consumers. The Company believes that its material and manufacturing processes have produced PurCotton® products that are healthy, soft, comfortable and environmentally friendly. The Company believes that PurCotton products, which are produced in a quality-controlled, medical manufacturing environment, are particularly geared to target preferred customers, such as younger women and new mothers.

In order to better promote the “PurCotton” brand, the Company established a wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd., “Shenzhen PurCotton,” to monitor and centralize brand building, marketing, product development and design, packaging and purchasing for the retail business in the PRC and Hong Kong. The Company’s PurCotton retail distribution channel now includes chain stores, online sales and distributors (such as hypermarkets, supermarkets, department stores, convenience stores). As of February 9, 2012, the Company has forty-three (43) chain stores in first and second-tier cities in the PRC, which are mainly located in shopping malls. In addition, the Company started using distributors as a channel for marketing its retail products in November 2011. The Company established Shenzhen PurCotton E-Commerce Co., Ltd. in November 2011 with two non-affiliated individuals who are experts in e-commerce in order to oversee the operation of its online sales. The Company owns 70% of the equity interests in this operating company, with the other 30% owned by the two individuals. This joint venture operates two online platforms (http://purcotton.mall.taobao.com/ and www.purcotton.com, its own B2C website). Going forward, the Company believes it can continue to nurture online sales and distributors in order to produce sales growth, while selectively selling in chain stores to build brand awareness and expose potential customers to the Company’s products.

Industry Wide Trends that are Relevant to the Company’s Business

The cotton-based medical dressings and medical disposables manufacturing markets are continually evolving due to technological advances and new demands in the healthcare industry. The Company believes trends in the industry towards improving medical care and higher quality patient conditions, changes in patient treatment approaches and technological advances will impact favorably on the demand for its products. The Company anticipates that these factors will result in a growth in sales of medical dressings and medical disposables and increase revenue for the Company.

The cotton-based medical dressings and medical disposables market is subject to consumption patterns and trends. One such trend or consumption pattern relates to the age demographics of the end users of the Company’s products. On average, the worldwide population is aging and life spans are generally increasing. As the general population begins to include a larger percentage of older people, the Company anticipates that more medical care will be required, and that will result in increased sales of the Company’s products.

Another industry trend or consumption pattern in the Company’s industry is that hospitals are continuously looking to reduce costs. Hospitals reduce costs by seeking alternative products that increase efficiency or reduce labor costs. For example, disposable catheters reduce the need for frequent changes of diapers and bed sheets. Other popular disposables used by hospitals to reduce operating costs include Eustachian tubes and needles, disposable clothing and accessories. The Company believes the demand for cost-effective products and healthcare solutions and an increasing emphasis on health worldwide will bring an increase in the demand for medical instruments and medical dressings and medical disposables.

For global medical dressings and medical disposables, the Company believes that there is a geographical shift in product manufacturing from countries with high labor and manufacturing costs to countries where labor and manufacturing costs are generally lower. As a result of the relatively low cost structure and high level of infrastructure development in the PRC, some foreign multinational companies are entering the China market to seek suppliers to produce their goods. The Company believes that having more large multinational healthcare companies seeking suppliers to produce their products in China will benefit the Company. In addition, the Company is negotiating with several large healthcare companies in developed countries which intend to outsource some of their production lines.

The Company believes that China’s local market demand for medical dressings and medical disposables will continue to grow along with corresponding increases in per capita income as more affluent people demand higher-quality medical services and products. This presents a significant opportunity for the Company, since the Company believes that it provides relatively higher-quality products than its peers. However, the Company’s competitors compete with reduced prices and significant relationship with hospitals, as the Company’s entrance into the Chinese medical dressings market has been more recent than its competitors. In order to increase market share, the Company is developing a distribution network to capture opportunities in China, mainly through local distributors, over-the-counter drugstore chains and direct sales to hospitals in Hong Kong and hospitals in parts of Guangdong province. Specifically, certain employees have been placed in charge of communicating with local distributors in some major cities, such as Guangzhou, Fuzhou, Chengdu, Chongqing, Wuhan, Shanghai, Beijing and Shenyang.

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

At the same time, competition among retail brands for women’s and baby care products is intense in China. Many larger foreign and domestic brands have increased their market shares by marketing their product portfolios through various channels. The Company may not attract a large amount of new customers from its competitors in the near term, while it has to expend start-up costs in building sales channels and raising brand awareness among consumers.

RECENT DEVELOPMENTS

PurCotton Retail Business Updates

The Company’s main distribution channels for expanding PurCotton retail business include self-operated chain stores, online sales and distributors. As of February 9, 2012, the Company operates 43 retail chain stores, with 25 in the south of China, seven in Beijing, eight in Shanghai and three in Hong Kong, after having recently opened three new stores in Shenzhen and two in Shanghai. From December 1, 2011 to the date of the filing of this Quarterly Report, one store in Guangzhou and three in Beijing were closed due to low traffic or expiration of lease agreements, with all four stores having been opened in the initial stage of operating the retail business.

Since launching the customer loyalty membership program in the Company’s chain stores in November 2010, approximately 40,000 members have been recorded as of February 9, 2012, compared with approximately 27,000 members in November 2011. The repurchase rate for members is more than 60%. A customer loyalty program membership requires filling out an application form and paying a one-time membership fee of RMB30, which allows members to enjoy an 8% discount when purchasing PurCotton® products.

The Company is selling its PurCotton® products online via Taobao.com and its owned Business-to-Consumer (B2C) online store, under a 70% owned company, Shenzhen PurCotton E-Commerce Ltd. In addition, the Company recently signed contracts with distributors to launch its products in Carrefour, RT-MART and locally known supermarkets in Shenzhen, Guangzhou, Beijing, Ordos, and Qingdao (some of the cities with the highest per capita income in the PRC).

Management expects that the PurCotton retail business as a whole will not turn a profit in the short term. However, sales generated by the retail business have been rapidly increasing, and the majority of PurCotton chain stores in the south of China (which were opened more than one year ago) have gradually turned a profit. Stores in Beijing and Shanghai are changing locations to adjust the size of stores previously opened. These stores were opened in the initial stage of launching the retail brand and there was a lack of brand recognition in those cities at that time, and the Company is relocating and resizing these stores to better fit local demand. As the PurCotton brand gains market recognition, the Company expects that the stores in Beijing and Shanghai will turn a profit in the future. The three stores in Hong Kong are also experiencing a loss, and the Company does not expect these stores to produce a profit in the short run. However, the Company considers this loss to be part of its mid-term strategy in the Hong Kong market, as these Hong Kong stores help to promote PurCotton’s appeal as a high-quality and international brand. With continued implementation of its retail strategy, the Company expects that the PurCotton retail business will play a role in contributing net income to the Company in the mid to long-term range.

Manufacturing Lines

The four PurCotton jumbo roll manufacturing lines are operating at approximately 100% capacity due to high demand. Therefore, in December 2011, the Company ordered two new PurCotton jumbo roll manufacturing lines, which are expected to be installed in the middle of 2012. Meanwhile, the sanitary napkin manufacturing line started trial stage production at the end of October 2011, and is currently running at approximately 50% of expected capacity, which is in line with management’s expectation considering that this product is still in its initial phrase of establishing distributor channels. In addition, two PurCotton baby diaper manufacturing lines have been installed and are expected to start trial production in February 2012.

In January 2011, the Company established Winner (Huanggang) Cotton Processing, Co. Ltd. to process seed cotton. The Company expects that self-processing seed cotton will allow for more stringent quality control and reduce raw material production costs. This cotton processing line is currently meeting approximately 30% of the Company’s annual cotton production needs. Due to the seasonality of cotton plant and processing, seed cotton, generally, is reaped and purchased from farmers from September to December each year, and manufactured into processed cotton from January to March. Due to this seasonality, the Company started processing seed cotton for its own use during the three months ended December 31, 2011.

RESULTS OF OPERATIONS

Comparison for the Three Months Ended December 31, 2011 and 2010

The following sets forth the Company’s income statement information for the three months ended December 31, 2011 and 2010.

Comparison of the Three Months Ended December 31, 2011 and 2010

(All amounts, other than percentages, in thousands of U.S. Dollars)

	THREE MONTHS		THREE MONTHS
	ENDED 12/31/11		ENDED 12/31/10
	In	As a	In	As a	Amount
Item	Thousands	Percentage	Thousands	Percentage	Change	% Change
Net sales	$41,320	100.00%	$33,706	100.00%	$7,614	22.59%
Cost of sales	$31,023	75.08%	$24,225	71.87%	$6,798	28.06%
Gross profit	$10,297	24.92%	$9,481	28.13%	$816	8.61%
Other operating income/(loss), net	$53	0.13%	$(59)	(0.18)%	$112	189.83%
Government subsidies	$134	0.32%	$577	1.71%	$(443)	(76.78)%
Loss on commodity financial instruments	$6	0.01%	$181	0.54%	$(175)	(96.69)%
Foreign currency exchange losses, net	$270	0.65%	$118	0.35%	$152	128.81%
Selling, general and administrative expenses	$6,997	16.93%	$6,056	17.97%	$941	15.54%
Income from operations	$3,211	7.77%	$3,644	10.81%	$(433)	(11.88)%
Interest income	$90	0.22%	$35	0.10%	$55	157.14%
Interest expense	$137	0.33%	$45	0.13%	$92	204.44%
Equity in earnings of 50 percent or less owned persons	$(3)	0.01%	$81	0.24%	$(84)	(103.70)%
Income taxes	$638	1.54%	$374	1.11%	$264	70.59%
Non-controlling interests	$16	0.04%	$(13)	(0.04)%	$29	223.08%
Net income attributable to Winner Medical Group Inc.	$2,538	6.14%	$3,328	9.87%	$(790)	(23.74)%

Sales by Product

Winner Medical is a diversified manufacturer and marketer of cotton-based medical dressings and medical disposables, as well as PurCotton® products. The Company’s operations are conducted in two operating segments by products. The Company’s operation, on-site management, internal reporting and performance assessments are conducted within each of the following two identified product segments:

•	Medical Products (Medical Care and Wound Care)

•	PurCotton® Products (Jumbo Roll Supplies and Personal Products)

The following table illustrates the operating results for each product type for the three months ended December 31, 2011 and 2010.

Comparison by Operating Results for Each Product Type for the Three Months Ended December 31, 2011 and 2010

(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products[1]		Consolidated
	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
Item	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10
Net sales	$34,055	29,215	$7,265	4,491	$41,320	33,706
Gross profit	$8,183	8,115	$2,114	1,366	$10,297	9,481
Gross margin	24.03%	27.78%	29.09%	30.42%	24.92%	28.13%
Income/(loss) before income taxes	$3,140	4,044	$21	(330)	$3,161	3,714
Net income/(loss) attributable to Winner Medical Group Inc.	$2,561	3,533	$(23)	(205)	$2,538	3,328
Profit margin	7.52%	12.09%	(0.32)%	(4.56)%	6.14%	9.87%

1	PurCotton® products consist of sales from jumbo roll supplies and retail business.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the three months ended December 31, 2011 and 2010. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Region for the Three Months Ended December 31, 2011 and 2010

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three		Three
	Months	As a	Months	As a
	Ended	Percentage of	Ended	Percentage Of	Amount	As a
	12/31/11 in	Total	12/31/10 in	Total	Change in	Percentage
	Thousands	Revenues	Thousands	Revenues	Thousands	Change
Europe	13,127	31.77%	9,005	26.72%	4,122	45.77%
Britain	2,802	6.78%	1,816	5.39%	986	54.30%
Sweden	2,530	6.12%	1,676	4.97%	854	50.95%
Others	7,795	18.86%	5,513	16.36%	2,282	41.39%
North and South America	8,155	19.74%	8,745	25.94%	(590)	(6.75)%
U.S.A.	5,075	12.28%	7,300	21.66%	(2,225)	(30.48)%
Brazil	2,669	6.46%	1,000	2.97%	1,669	166.90%
Others	411	0.99%	445	1.32%	(34)	(7.64)%
China[1]	12,133	29.36%	8,221	24.39%	3,912	47.59%
Japan	5,444	13.18%	5,291	15.70%	153	2.89%
Others	2,461	5.96%	2,444	7.25%	17	0.70%
Total	41,320	100.00%	33,706	100.00%	7,614	22.59%

1	Sales to the China market include medical sales to hospitals, chain drug stores and local distributors, PurCotton® jumbo roll supplies and PurCotton® retail business.

Net Sales

Net sales increased by approximately $7,614,000, or 22.59%, to approximately $41,320,000 for the three months ended December 31, 2011 from approximately $33,706,000 for the three months ended December 31, 2010. The increase in net sales was mainly attributable to significant continuing demand from existing and new customers in Europe and the robust expansion of medical products and PurCotton® products in China.

Net sales generated from Europe increased 45.77% during the three months ended December 31, 2011 to $13,127,000 from $9,005,000 during the three months ended December 31, 2010. Sales generated from Britain and Sweden increased $986,000, or 54.30%, and $853,000, or 50.95%, respectively. Orders in Europe increased despite the European debt crisis. The Company believes that, due to the distressed economic conditions in Europe, customers in those countries are trying to lower production cost while maintain production quality. The Company seized this opportunity by adding new customers and following up with existing ones to further business opportunities in Europe. In addition, in order to maintain its long-term cooperation with customers in Europe, the Company lowered the selling price of certain products during the debt crisis, which resulted in more orders from these customers than has historically been the case.

Net sales from North and South America slightly decreased by 6.75% for the three months ended December 31, 2011, to $8,155,000 from $8,745,000 for the three months ended December 31, 2010. This decrease was mainly due to (1) decreased orders from customers in the U.S. who want to reduce their production costs in the economic recession and (2) major customers in the United States adjusting procurement plans for certain medical dressing products. Meanwhile, the sales increase in Japan appeared flat with an increase of 2.89% to $5,444,000 for the three months ended December 31, 2011 from $5,291,000 for the three months ended December 31, 2010 because customers in Japan tended to hold demand during the economic downturn.

Net sales from the domestic market in China for medical products and PurCotton® products increased by approximately $3,912,000, or 47.59%, to approximately $12,133,000 for the three months ended December 31, 2011 from approximately $8,221,000 for the three months ended December 31, 2010. This increase was primarily composed of:

(1)	net sales from medical products to the China market having reached $4,868,000, from $3,729,000 for the three months ended December 31, 2011, an increase of approximately $1,139,000, or 30.54%, due to the Company’s continuous efforts to expand its sales channels, including increasing the number of local distributors covering more hospitals and penetrating deeper into existing hospitals, chain drug stores and other channels;

(2)	net sales attributable to the PurCotton® jumbo roll-supply business increasing to $5,125,000 for the three months ended December 31, 2011 from $3,553,000 in the same period last year, an increase of $1,572,000, or 44.24%. This significant increase was due to increased demand from China customers who used it as a material in hygiene products and the versatility of jumbo-rolls in areas such as home care and disposable products. With the increasing demand from these customers, PurCotton® jumbo roll sales have been steadily growing; and

(3)	net sales attributable to the PurCotton® retail business, which consists of online and offline businesses with 41 PurCotton retail stores as of December 31, 2011, two online sales platforms and distribution to supermarkets, increased approximately $1,201,000 to $2,140,000 for the three months ended December 31, 2011, as compared to $939,000 in the same period last year (when the Company had only 28 PurCotton® retail stores and its online business was in the initial stage of development). The PurCotton® consumer products have been receiving positive feedback and gaining brand recognition, as evidenced by increasing sales and membership in the Company’s customer loyalty program.

Cost of Sales

The Company’s cost of sales increased by approximately $6,798,000, to approximately $31,023,000, for the three months ended December 31, 2011, from approximately $24,225,000 for the three months ended December 31, 2010. The cost of sales as a percentage of net sales was 75.08% and 71.87% for the three months ended December 31, 2011 and 2010, respectively. The increase of cost of sales was mainly attributable to (1) the higher levels of cotton usage driven by enlarged net sales; and (2) the usage of cotton with higher average purchase prices as compared with the same period last year.

Gross Profit

The Company’s gross profit increased by approximately $816,000 to approximately $10,297,000 for the three months ended December 31, 2011, from approximately $9,481,000 for the three months ended December 31, 2010. Gross profit as a percentage of net revenues was 24.92% for the three months ended December 31, 2011, compared with 28.13% for the three months ended December 31, 2010. The decrease in gross margin was mainly due to:

(1)	challenging global economic conditions, especially in Europe and the U.S., forcing governments in these areas to tighten public expenditures, leading to a more stringent budget for medical products. As a result, the Company believes that customers in Europe and the United States prefer to purchase from quality manufacturers while managing the pressure of high production costs. In order to maintain long-term cooperation with these customers, the Company offered certain products with lower selling prices than before to maintain and attract orders during the current economic climate. The Company expects that its adjustment of selling prices will be subject to global economic conditions and customer demands; and

(2)	in order to secure a steady supply during fiscal year 2011, the Company purchasing cotton strategically for daily use and for stocks, even when the average purchasing price of cotton (the Company’s primary raw material) was higher as compared to fiscal year 2010. Therefore, during the three months ended December 31, 2011, the cotton placed into production still contained certain cotton inventory purchased when the average purchasing price was higher than in the three month period ended December 31, 2010, resulting in a lower gross margin. The cotton inventory purchased at higher prices has been depleted since the middle of December 2011, and has all been placed into production.

Other Operating Income/(Loss), Net

The Company’s other operating income, net, for the three months ended December 31, 2011, was $54,000, as compared with a loss of $59,000 for the three months ended December 31, 2010. Other operating income, net, mainly consists of disposals of leftover and obsolete materials and small amounts of processed cotton.

Government Subsidies

The Company’s government subsidies decreased $443,000 to $134,000 for the three months ended December 31, 2011, from $577,000 for the three months ended December 31, 2010. The decrease was mainly driven by the reduced receipt of financial incentives from PRC government authorities, especially from the Shenzhen government because public expenses for holding certain local events resulted in less money for financial incentives to local companies, as compared to the same period last year. However, the Company expects to receive higher levels of financial incentives in the future.

Loss on Commodity Financial Instruments

Loss on commodity financial instruments for the three months ended December 31, 2011 from transactions in cotton futures products was approximately $6,000, as compared with $181,000 for the same period last year. The decreased loss resulted from implementation of more stringent trading policies and process controls since the establishment of the Company’s Commodity Trading Center in July 2011.

Cotton is the Company’s primary raw material used in its manufacturing process. In the past, cotton prices have experienced periods of rapid increases and fluctuations. In such a situation, the Company cannot secure stable price quotes from cotton suppliers, resulting in inconsistency in the prices quoted to its customers. Therefore, the Company, through its wholly-owned subsidiary Winner Industries (Shenzhen) Co., Ltd., “Winner Shenzhen,” engages in cotton futures transactions in order to manage the impact of volatility in cotton prices on production. As part of this operation, the Commodity Trading Center is responsible for managing risk from cotton futures trading and integrating cotton futures trading into the Company’s sales plan. Management continually assesses this department’s trading performance and has established stringent trading procedures and policies for entering into cotton futures transactions.

Foreign Currency Exchange Losses, Net

The Company’s exchange difference, net, for the three months ended December 31, 2011, increased $152,000 to a loss of $270,000, from a loss of $118,000 for the three months ended December 31, 2010. The increase in loss was mainly due to the Company’s involvement in foreign trades with international customers, the majority of which were settled in U.S. Dollars. The average exchange rates of RMB against U.S. Dollar were 6.3298 in this reporting quarter and 6.6529 in the same period last year, indicating a 4.85% appreciation of the RMB against the U.S. Dollar.

The Company expects that the exchange rate of RMB against the U.S. Dollar will continue to appreciate in the future. In order to minimize the currency exchange rate risk, the Company has been (1) reinforcing and expanding its businesses in the China market and (2) inserting clauses into contracts stipulating that the selling price is subject to the fluctuation of currency and the price of raw materials.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased $941,000 to approximately $6,997,000 for the three months ended December 31, 2011, from approximately $6,056,000 for the three months ended December 31, 2010. The selling, general and administrative expenses as a percentage of net sales was 16.93% and 17.97% for the three months ended December 31, 2011 and 2010, respectively. The increase of selling, general and administrative expenses resulted from increases in salary, leasing expenses, R&D expenses and domestic transportation expenses and reversed taxes for land utilization and property taxes. These changes are:

(1)	salary (including wages, welfare and stock incentives) increases of approximately $738,000, or 39.61%, during the three months ended December 31, 2011, as compared to the same period last year. The increase was primarily due to increases in salaries for existing staff and headcount increases for sales representatives in the newly opened PurCotton chain stores and operational and administrative staff responsible for PurCotton retail business. The total headcount in Shenzhen PurCotton and the joint-venture Shenzhen PurCotton E-Commerce increased to 362 as of December 31, 2011 from 213 as of December 31, 2010;

(2)	leasing expense increases of approximately $408,000 during the three months ended December 31, 2011, as compared with the same period last year. The increase was mainly attributable to the rent paid for existing and newly-established PurCotton self-operated chain stores. The number of PurCotton retail stores increased to 41 as of December 31, 2011 from 28 as of December 31, 2010;

(3)	R&D expense increases of approximately $205,000 during the three months ended December 31, 2011, as compared with the same period last year. This increase was the result of the Company’s investment in research and development for advanced medical products and PurCotton retail product lines, which represent the Company’s long-term strategy to capitalize on the increasing need for high-end medical dressings and PurCotton® consumer products;

(4)	increases for transportation expenses in China of approximately $247,000, as compared with the same period last year, due to an increase in sales and increases in the cost of logistics related to the PurCotton retail business and medical products as broader distribution channels were built; and

(5)	taxes for land utilization of $798,000 and property taxes of $263,000 of Winner Medical (Huanggang) Co., Ltd. from January 1, 2007 to December 31, 2011 were refunded and received from the local government during the three months period ended December 31, 2011. These government refunds were earmarked from taxes for land utilization and property taxes in order to offset related selling, general and administrative expenses during the three months period ended December 31, 2011.

Interest Expense

Interest expense increased to approximately $137,000, or 0.33% of net sales, for the three months ended December 31, 2011, as compared to approximately $45,000, or 0.13% of net sales, for the same period last year, an increase of approximately $92,000. The Company’s short-term bank loan, as of December 31, 2011, was approximately $9,522,000, and the weighted average interest rate on short-term borrowing in this reporting quarter was 7.01% per annum, compared to approximately 4.71% per annum for the three months ended December 31, 2010. The Company’s bank loans are primarily used as a supplement to working capital for daily operations.

Income Taxes

The Company’s income tax provision for the three months ended December 31, 2011 was $638,000, as compared to $374,000 for the three months ended December 31, 2010, an increase of $264,000. Income tax as a percentage of income before income taxes was 20.19% for the three months ended December 31, 2011, as compared with 10.06% for the same period last year.

The comparatively higher effective tax rate for the three months ended December 31, 2011 was mainly due to an approximate $200,000 tax deduction accruing in the reporting quarter last year for 150% tax deductible preferential policy applicable to the Company’s research and development expense, while such an accrual was not made for the three-month period ended December 31, 2011 because the Company could not have reasonably estimated the timing and amounts of such expense approval by local authorities.

The tax rates applicable to the Company’s PRC wholly-owned subsidiaries are as follows:

	Calendar
	Year Ended
	December 31,	Calendar Year Ending December 31,
	2011	2012	2013	2014	2015
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical (Huanggang) Co., Ltd.	12.5%	12.5%	25%	25%	25%
Winner Medical & Textile Ltd. Chongyang	25%	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd.	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	25%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd.[1]	15%	25%	25%	25%	25%
Shenzhen PurCotton Technology Co., Ltd.	25%	25%	25%	25%	25%
Huanggang Winner Cotton Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Guangzhou PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Shanghai PurCotton Co., Ltd.	25%	25%	25%	25%	25%

1	For years 2012, 2013 and 2014, the preferential tax rate of 15% will be subject to whether Winner Shenzhen can successfully renew the High and New Technology Enterprise Certificate which was awarded in 2009.

Winner Medical (Hong Kong) Limited and HK PurCotton Co. Ltd were subject to Hong Kong taxation on their activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for each of the three months ended December 31, 2011 and 2010, was 16.5%.

No provision for U.S. tax was made as the Company had no assessable income in the U.S. for the three months ended December 31, 2011 and 2010. The enterprise income tax rate in the U.S. was 34%.

Net Loss/(Income) Attributable to Non-controlling Interests

The Company’s financial statements reflect an adjustment to its consolidated group net income equal to income attributable to non-controlling interests of a loss of $16,000 and income of $13,000 for the three months ended December 31, 2011 and 2010, respectively. The third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited and a 30% interest in Shenzhen PurCotton E-commerce Co. Ltd. for the three months ended December 31, 2011. The third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited for the three months ended December 31, 2010.

Net Income Attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. was approximately $2,538,000 for the three months ended December 31, 2011, as compared to approximately $3,328,000 for the three months ended December 31, 2010, a decrease of approximately $790,000, or 23.74%. Net income as a percentage of net sales was 6.14% for the three months ended December 31, 2011, as compared with 9.87% for the same period last year.

This decrease in net income and net profit margin was primarily due to (1) the decreased gross margin as a result of the higher price of cotton, which was purchased in previous quarters in fiscal year 2011, as compared to the same quarter of 2010, (2) the lower selling prices to customers in Europe and the U.S. due to the economic downturn, and (3) an increase in sales and net income from medical products offsetting the net loss from the PurCotton retail business, which is still in a growth stage and requires significant start-up costs before it can contribute profits to the Company. The Company’s PurCotton retail business experienced an after-tax loss of $1,087,000 and $539,000 for the three months ended December 31, 2011 and 2010, respectively. The Company regards this loss as a strategic loss which reflects initial expenses by the Company for brand-building and expansion of online and offline distribution channels.

Inventory turnover

The Company’s inventory increased to approximately $30,856,000 as of December 31, 2011, as compared with approximately $25,409,000 as of September 30, 2011, an increase of $5,447,000, or 21.44%. Particularly, raw materials increased approximately $3,780,000 when compared with that of September 30, 2011. The increase in inventory during the three months ended December 31, 2011 was driven by Winner (Huanggang) Cotton Processing Co., Ltd starting operations during the reporting quarter ended December 31, 2011 after obtaining permits from authorities and finishing trial production. Conventionally, the new harvest of raw cotton hits the market during the second half of September and the peak season of cotton procurement begins from October to December each year. Cotton processing facilities are inclined to purchase more seed cotton during the peak season, in order to begin processing in the subsequent three months. Therefore, Winner (Huanggang) is required to purchase seed cotton for its own operation, which it will eventually process into cotton bulks ready for further production, resulting in an approximate of $4,916,000 inventory of seed cotton as of December 31, 2011, compared to $286,000 as of September 30, 2011.

Accounts receivable collection period

Accounts and notes receivable increased to approximately $21,047,000 as of December 31, 2011, as compared to approximately $20,982,000 as of September 30, 2011, an increase of approximately $65,000 or 0.31%. The Company’s average accounts receivable collection period was 46 days and 44 days for the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, respectively. This slight increase in the balance of accounts and notes receivable was due to the higher net sales during the reporting period than the prior year reporting period.

International sales have long been a major portion of the Company’s net sales and most of such international sales were settled with Letters of Credit (L/C) secured by intermediary banks. The collection age of approximately 99% of accounts receivable as of December 31, 2011 was less than or equal to three months.

In order to reduce the risk of inability to collect accounts receivable, the Company entered into an insurance policy with China Export & Credit Insurance Corporation effective on January 1, 2012. This insurance policy will expire on December 31, 2012 and is automatically renewable subject to a one month written notice given by either party. The maximum insurance coverage from China Export & Credit Insurance Corporation is $2.5 million.

The accounts and notes receivable collection age as of December 31, 2011 is illustrated as follows:

(All amounts, other than percentages, in thousands of U.S. Dollars)

	Amount	As a
Periods	In Thousands	Percentage
Less than or equal to 3 months	$20,906	99.33%
3 to 6 months	$90	0.43%
6 to 12 months	$35	0.17%
More than 12 months	$16	0.07%
Total	$21,047	100.00%

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash and cash equivalents of approximately $19,548,000.

Cash Flows for the Three Months Ended December 31, 2011 and 2010

(All amounts in thousands of U.S. dollars)

	Three Months Ended
	December 31,
	2011	2010
Net cash used in operating activities	542	7,758
Net cash used in investing activities	5,055	2,237
Net cash provided by financing activities	3,002	5,877
Effect of exchange rate changes	197	196
Net decrease in cash and cash equivalents	(2,398)	(3,921)
Cash and cash equivalents at the beginning of period	21,946	14,818
Cash and cash equivalents at the end of period	19,548	10,897

Operating Activities

Net cash used in operating activities was $542,000 for the three months ended December 31, 2011, a decrease of $7,216,000 from $7,758,000 of net cash used in operating activities for the same period last year. Overall, this decrease was mainly due to:

(1)	in order to hedge against cotton price volatility, the Company entered into several cotton futures transactions. Cotton futures trading requires the Company to make certain margin deposits as a guarantee to execute contracts. Cash flows used for restricted broker margin account were approximately $792,000 for the three months ended December 31, 2011, a decrease of $2,214,000 when compared with $3,006,000 in the same period of 2010. During the three months ended December 31, 2011, cotton prices followed a steady trend since a floor price of RMB19,800 per ton was set by the Chinese government. Therefore, the Company saw a smaller price volatility compared with the same period last fiscal year, resulting in a much smaller position of cotton futures with a lower restricted broker margin account;

(2)	cash flows provided by accounts and notes receivable of approximately $115,000 during the three months ended December 31, 2011, as compared with cash flows used by accounts receivable of approximately $3,314,000 for the three months ended December 31, 2010, a decrease of approximately $3,429,000. This decrease was mainly due to the Company’s efforts to strengthen accounts receivable management during this reporting period compared to the same period last year; and

(3)	cash flows used by prepaid expenses and other current assets of approximately $2,392,000 during the three months ended December 31, 2011, as compared with cash flows used by prepaid expenses and other current assets of approximately $3,417,000 for the three months ended December 31, 2010, a decrease of approximately $1,025,000. This decrease was mainly due to the decreased prepaid deposit for processed cotton procurement. The start of operations by Winner (Huanggang) Cotton Processing Co., Ltd, which provides the Company with more processed cotton, resulted in less need to purchase processed cotton from third parties compared with the same period last year, thereby decreasing the demand for prepaid deposits for processed cotton procurement.

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2011 was $5,055,000, an increase of $2,818,000 from $2,237,000 for the three months ended December 31, 2010. During the three months ended December 31, 2011, the increased cash used in investing activities was primarily for the Company’s installation of a manufacturing line for PurCotton baby diapers, which was approximately $2,400,000.

Financing Activities

The Company’s primary net cash provided by financing activities was net proceeds from bank borrowings for the three months ended December 31, 2011. Net cash provided by financing activities for the three months ended December 31, 2011 totaled $3,002,000, which is mainly due to the difference of new short-term loans and repayment of previous loans due, compared with $5,877,000 from net cash provided by financing activities in the same period of last fiscal year.

The Company’s debt to asset ratio was approximately 18.05% as of December 31, 2011. The Company plans to maintain its debt to asset ratio below 40% in order to provide adequate space for new bank loans if needed. The Company believes that it currently maintains a good business relationship with each of the banks with which it has loans. As of December 31, 2011, the Company had approximately $6,348,000 and $3,174,000 of outstanding bank loans with China Merchants Bank and Agricultural Bank of China, respectively. The weighted average interest rate on short-term borrowings for the three months ended December 31, 2011 and 2010, was 7.01% and 4.71% per annum, respectively.

The Company’s subsidiaries in Shenzhen and Huanggang have credit lines with the Shenzhen Branch of China Merchants Bank, the Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of Agricultural Bank of China, representing trade acceptances, loans and overdrafts. As of December 31, 2011, the credit line in Huanggang Branch of Agricultural Bank of China was fully utilized by the Company.

Bank loans as of December 31, 2011

			Balance as of
			December 31, 2011
Item	Bank	Loan period	US$
A	Shenzhen Branch of China Merchants Bank	11-28-2011 to 09-16-2012	3,174,000
B	Shenzhen Branch of China Merchants Bank	12-29-2011 to 09-16-2012	3,174,000
C	Huanggang Branch of Agricultural Bank of China	10-12-2011 to 08-09-2012	1,587,000
D	Huanggang Branch of Agricultural Bank of China	10-24-2011 to 08-09-2012	1,587,000
		Total	9,522,000

As of December 31, 2011, the Company had approximately $29 million bank credit facilities from three commercial banks. After utilizing bank loans of approximately $10 million, there are $19 million unused bank credit facilities, consisting of approximately $6 million from Shenzhen Branch of China Merchants Bank and approximately $13 million from Shenzhen Branch of the Industrial and Commercial Bank of China. These loan facilities are all secured by the Company’s buildings, plant and machinery. These revolving lines of credit allow the Company to renew short-term loans when due, and the banks reevaluate the Company’s credit line annually. These bank facilities enable the Company to utilize the short-term loans and enjoy a lower interest expense compared with long-term loans.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•	Revenue Recognition –The Company derives its revenue primarily from the sales of medical dressings and medical disposables and PurCotton® products. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectability is reasonably assured. Customers do not have a general right of return on products shipped. Product returns to the Company were insignificant.

•	Inventory –Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

•	Trade accounts receivable –Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at reporting period-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at reporting period-end will be immaterial.

•	Property, plant and equipment –Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expenses as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land	Over the lease term

Buildings	10 - 30 years

Plant and machinery	10 - 12 years

Furniture, fixtures and equipment	5 - 8 years

Motor vehicles	5 - 8 years

Leasehold improvements	Over the lease term

•	Impairment of long-lived assets – The Company evaluates all of its long-lived assets for impairment in accordance with the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of fixed assets on an annual basis or whenever events or changes in circumstances indicate that the fair value or future discounted cash flows of these assets is less than the carrying value. Should events indicate that any of the Company’s long-lived assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value, or the difference between the carrying value and future discounted cash flows of the impaired assets, and recorded in earnings during the period of such impairment.

•	Financial Instruments and Derivatives – The Company does not use derivative financial instruments for speculative trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign-currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial banks. The Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, the Company has not designated or accounted for them as hedging instruments. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under ASC 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

•	Stock-Based Compensation – The Company has adopted ASC 718, ''Compensation-Stock Compensation,'' which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. Compensation expense is recognized for those awards that are expected to vest, which the Company estimates based upon historical forfeitures.

•	Income taxes –Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This pronouncement is an authoritative guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal year beginning October 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC 220) Presentation of Comprehensive Income (“ASU No. 2011-05”). This pronouncement is an authoritative guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company has adopted ASU No. 2011-05 for its fiscal 2012 year.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to ASC 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyaun Fang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Li and Fang concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

B.	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

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

DATED: February 9, 2012

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

The following materials from the Winner Medical Group Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed on February 9, 2012 formatted in Extensible Business Reporting Language (XBRL):
(i)	Condensed Consolidated Balance Sheets (Unaudited),
(ii)	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited),
(iii)	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited),
(iv)	Condensed Consolidated Statements of Cash Flows (Unaudited), and
(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*	filed herewith

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

