Form 10-Q
period 2012-03-31
WINNER MEDICAL GROUP INC
filed 2012-05-10
CIK 808011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, US$0.001 par value	24,371,872

2

Cautionary Statement

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “projects,” “targets,” “optimistic,” “intends,” “aims,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Company’s registration statement on Form S-3 and the Company’s annual report on Form 10-K, and any statements of assumptions underlying any of the foregoing.

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

FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC.

Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended March 31, 2012 and 2011

4

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Income and Comprehensive Income	F-2
Condensed Consolidated Statements of Stockholders’ Equity	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5 - F-19

5

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2012	2011
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	18,581,427	21,945,105
Restricted bank deposits	107,594	1,836,491
Restricted broker margin account	797,232	0
Held-to-maturity investments	3,561,061	0
Accounts receivable, less allowances for doubtful accounts of US$76,427 and US$159,485 at March 31, 2012 and September 30, 2011, respectively	23,341,542	20,982,263
Amounts due from affiliated companies	152,434	157,779
Inventories	26,184,002	25,408,700
Prepaid expenses and other current assets	9,190,527	8,334,504
Income taxes recoverable	235,540	146,408
Deferred tax assets	321,886	376,411
Total current assets	82,473,245	79,187,661
Property, plant and equipment, net	70,492,833	65,461,750
Investment in equity investees	2,503,379	2,421,915
Intangible assets, net	158,462	126,918
Prepaid expenses and other receivables	2,436,993	1,596,354
Deferred tax assets	612,158	1,124,089
Total assets	158,677,070	149,918,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	6,354,956	6,294,356
Accounts payable	8,298,083	7,420,580
Accrued payroll and employee benefits	3,082,971	3,141,756
Customer deposits	910,988	1,115,887
Accrued and other liabilities	5,363,436	4,253,889
Amounts due to an affiliated company	53,283	0
Income taxes payable	2,086,218	1,970,710
Total current liabilities	26,149,935	24,197,178

Deferred tax liabilities	674	45,025
Total liabilities	26,150,609	24,242,203

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share;authorized 247,500,000, issued and outstanding March 31, 2012 –24,371,872 shares; September 30, 2011 –24,140,247 shares	24,373	24,141
Additional paid-in capital	43,235,055	42,490,464
Retained earnings	63,372,824	58,984,686
Statutory reserves	5,866,970	5,866,970
Accumulated other comprehensive income	19,389,789	18,169,505
Total Winner Medical Group Inc. stockholders’ equity	131,889,011	125,535,766

Non-controlling interests	637,450	140,718
Total stockholders’ equity	132,526,461	125,676,484

Total liabilities and stockholders’ equity	158,677,070	149,918,687

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	US$	US$	US$	US$

Net sales	41,314,939	33,218,003	82,635,412	66,924,320

Cost of sales	(30,607,627)	(23,865,795)	(61,631,004)	(48,091,101)
Gross profit	10,707,312	9,352,208	21,004,408	18,833,219

Other operating income, net	21,955	(44,130)	74,632	(101,956)
Realized gain/(loss) on commodity financial instruments, net	80,730	(1,577,325)	74,676	(1,759,669)
Government subsidies	112,743	637,263	246,489	1,214,217
Foreign currency exchange losses, net	(13,226)	(26,346)	(282,882)	(144,131)
Selling, general and administrative expenses	(7,964,900)	(5,801,733)	(14,961,811)	(11,857,799)

Income from operations	2,944,614	2,539,937	6,155,512	6,183,881
Interest income	81,014	11,627	170,640	46,168
Interest expense	33,740	(47,899)	(103,551)	(93,185)
Equity in earnings of 50 percent or less owned persons	84,221	101,833	81,465	183,117
Income before income taxes	3,143,589	2,605,498	6,304,066	6,319,981

Income taxes	(1,257,562)	(348,710)	(1,895,755)	(722,396)
Net income	1,886,027	2,256,788	4,408,311	5,597,585

Net income attributable to non-controlling interests	(35,701)	(20,851)	(20,173)	(33,404)
Net income attributable to Winner Medical Group Inc.	1,850,326	2,235,937	4,388,138	5,564,181

Comprehensive income:
Net income	1,886,027	2,256,788	4,408,311	5,597,585
Foreign currency translation difference	143,949	1,116,731	1,222,250	2,371,400
Comprehensive income attributable to non-controlling interests	(36,350)	(20,791)	(22,139)	(33,780)

Comprehensive income attributable to Winner Medical Group Inc.	1,993,626	3,352,728	5,608,422	7,935,205

Net income attributable to Winner Medical Group Inc. per share
- basic	0.08	0.09	0.18	0.23
- diluted	0.08	0.09	0.18	0.23

Weighted average common stock outstanding
- basic	24,371,872	24,130,247	24,362,864	24,123,266
- diluted	24,640,140	24,533,132	24,581,953	24,534,405

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
	Common stock		Additional			other	Non-	Total
	Stock		paid-in	Retained	Statutory	comprehensive	controlling	Stockholders’
	outstanding	Amount	capital	earnings	reserves	Income	interests	equity
		US$	US$	US$	US$	US$	US$	US$
Balance at September 30, 2010	23,950,740	23,951	40,154,494	48,730,034	4,585,731	12,302,762	100,199	105,897,171
Restricted stock units granted	0	0	618,129	0	0	0	0	618,129
Stockholder’s contribution	0	0	1,718,031	0	0	0	0	1,718,031
Issuance of restricted stock units	189,507	190	(190)	0	0	0	0	0
Net income	0	0	0	11,535,891	0	0	39,772	11,575,663
Foreign currency translation adjustments	0	0	0	0	0	5,866,743	747	5,867,490
Transfer to statutory reserves	0	0	0	(1,281,239)	1,281,239	0	0	0
Balance at September 30, 2011	24,140,247	24,141	42,490,464	58,984,686	5,866,970	18,169,505	140,718	125,676,484
Restricted stock units and stock options granted	0	0	744,823	0	0	0	0	744,823
Issuance of restricted stock units	231,625	232	(232)	0	0	0	0	0
Net income	0	0	0	4,388,138	0	0	20,173	4,408,311
Foreign currency translation adjustments	0	0	0	0	0	1,220,284	1,966	1,222,250
Contribution from noncontrolling interest	0	0	0	0	0	0	474,593	474,593
Balance at March 31, 2012	24,371,872	24,373	43,235,055	63,372,824	5,866,970	19,389,789	637,450	132,526,461

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2012	2011
	US$	US$
Cash flows from operating activities
Net income	4,408,311	5,597,585
Adjustment to reconcile net income to net cash from
operating activities:
Depreciation and amortization of property, plant and equipment	3,060,412	2,641,153
Amortization of intangible assets	16,519	13,506
Loss on disposal of property, plant and equipment	58,733	112,045
Impairment of property, plant and equipment	646,685	0
Change in fair value of financial instruments, net	(3,035)	(41,970)
Equity in earnings of 50 percent or less owned persons	(81,465)	(183,117)
Investment income from held-to-maturity investments	(97,906)	(18,614)
Stock-based compensation expenses	744,823	526,261
Gain on realized commodity financial instruments	(74,676)	0
Deferred tax	536,118	(393,896)
Changes in operating assets and liabilities:
Restricted bank deposits	1,579,309	184,323
Restricted broker margin account	(722,556)	(1,273,844)
Accounts receivable	(2,157,267)	350,777
Amounts due from affiliated companies	6,864	225
Inventories	(530,673)	(10,193,745)
Prepaid expenses and other current assets	(778,547)	(4,986,931)
Income taxes recoverable	(87,722)	34,724
Accounts payable	806,059	715,717
Accrued payroll and employee benefits	(89,033)	65,646
Customer deposits	(215,644)	792,669
Accrued and other liabilities	542,278	(167,903)
Amounts due to affiliated companies	53,283	65,401
Income taxes payable	102,529	397,544
Net cash provided by (used in) operating activities	7,723,399	(5,762,444)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,826,635)	(2,953,754)
Purchase of intangible assets	(46,686)	(1,903)
Proceeds from disposal of property, plant and equipment	553	29,291
Deposits paid for property, plant and equipment	(2,136,901)	(1,164,225)
Redemption of held-to-maturity investments	19,350,257	6,066,564
Purchase of held-to-maturity investments	(22,777,207)	(4,531,927)
Net cash used in investing activities	(11,436,619)	(2,555,954)

Cash flows from financing activities
Proceeds from bank borrowings	9,483,917	9,649,349
Repayment of bank borrowings	(9,483,917)	(4,362,100)
Purchase of non-controlling interests	0	(211,490)
Restricted bank deposits	157,756	0
Net cash provided by financing activities	157,756	5,075,759

Effect of exchange rate changes on cash balance	191,786	418,575

Net decrease in cash and cash equivalents	(3,363,678)	(2,824,064)
Cash and cash equivalents, beginning of period	21,945,105	14,818,178
Cash and cash equivalents, end of period	18,581,427	11,994,114
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest of US$183,875 and US$Nil during the six months ended March 31, 2012 and 2011, respectively	103,551	93,185
Income taxes	1,317,878	710,082

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the six months ended March 31, 2012 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2011. The Company follows the same accounting policies in preparation of interim reports.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Net Income Attributable to Winner Medical Group Inc. Per Share

Net income attributable to Winner Medical Group Inc. per share- Basic net income attributable to Winner Medical Group Inc. per share is computed by dividing net income attributable to Winner Medical Group Inc. available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income attributable to Winner Medical Group Inc. per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six months ended March 31, 2012 and 2011, the basic and diluted net income attributable to Winner Medical Group Inc. per share calculated in accordance with ASC 260, "Earnings Per Share", are reconciled as follows:

	Three months ended March 31,
	2012	2011
	US$	US$
Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	1,850,326	2,235,937

Weighted average common stock outstanding	24,371,872	24,130,247

Net income attributable to Winner Medical Group Inc. per share	0.08	0.09

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	1,850,326	2,235,937

Weighted average common stock outstanding	24,371,872	24,130,247

Effect of dilution

Restricted stock	248,304	402,885
Options	19,964	0

Weighted average common stock outstanding	24,640,140	24,533,132

Net income attributable to Winner Medical Group Inc. per share	0.08	0.09

	Six months ended March 31,
	2012	2011
	US$	US$
Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	4,388,138	5,564,181

Weighted average common stock outstanding	24,362,864	24,123,266

Net income attributable to Winner Medical Group Inc. per share	0.18	0.23

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	4,388,138	5,564,181

Weighted average common stock outstanding	24,362,864	24,123,266

Effect of dilution

Restricted stock	219,089	411,139
Options	0	0

Weighted average common stock outstanding	24,581,953	24,534,405

Net income attributable to Winner Medical Group Inc. per share	0.18	0.23

The number of stock options excluded from the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011, was 350,000 and nil, respectively; the number of stock options excluded from the calculation of diluted earnings per share for the six months ended March 31, 2012 and 2011, was 1,700,000 and nil, respectively, because their inclusion would have been anti-dilutive. As of March 31, 2011, there were no potential dilutive common shares relating to stock options in the Company.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Held-to-maturity investments

As of March 31, 2012, the Company’s held-to-maturity investment securities portfolio consisted of three products purchased from China Merchants Bank and China Construction Bank. The products were money management products and matured on April 5, 2012, April 18, 2012 and May 4, 2012, respectively. These investment securities are carried at amortized cost and their fair value approximate the carrying value, which was US$3,561,061 and US$Nil as of March 31, 2012 and September 30, 2011, respectively. Interest on these investments of US$54,416 and US$834 was included in interest income during the three months ended March 31, 2012 and 2011, respectively; US$115,986 and US$18,614 during the six months ended March 31, 2012 and 2011, respectively.

6.	Inventories

Inventories by major categories are summarized as follows:

	March 31,	September 30,
	2012	2011
	US$	US$
Raw materials	11,343,102	10,851,917
Work-in-progress	6,659,623	7,086,688
Finished goods	8,181,277	7,470,095
	26,184,002	25,408,700

7.	Credit Facilities and Pledged Assets

The Company’s subsidiaries in Shenzhen and Huanggang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of the Agricultural Development Bank of China, representing trade acceptances, loans and overdrafts.

As of March 31, 2012, the Company had approximately $30.19 million bank credit facilities from three commercial banks and, after utilizing bank loans of $6.35 million, there are $23.84 million available under bank credit facilities, consisting of approximately $6.35 million from Shenzhen Branch of China Merchants Bank, approximately $12.71 million from Shenzhen Branch of the Industrial and Commercial Bank of China and approximately $4.78 million from Huanggang Branch of Agricultural Development Bank of China. These facilities mature in August 2012. The weighted average interest rates on short-term borrowings as of March 31, 2012 and September 30, 2011, were 7.71% and 6.98% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that, at March 31, 2012, buildings with net book values of US$3,811,687, plant and machinery with net book values of US$12,234,249 and, at September 30, 2011, buildings with a net book value of US$3,857,373 have been pledged as collateral for the above-mentioned facilities.

As of March 31, 2012 and September 30, 2011, the Company had the following short-term bank loans:

	March 31,	September 30,
	2012	2011
	US$	US$

Bank loans repayable within one year	6,354,956	6,294,356

Original currency in Chinese Renminbi	40,000,000	40,000,000

Bank loans as of March 31, 2012 are secured by buildings consisting of the following:

		March 31,
		2012
Loan	Loan period	US$
A	November 28, 2011 to September 16, 2012	3,177,478
B	December 29, 2011 to September 16, 2012	3,177,478
		6,354,956

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2012	2011
	US$	US$

Value added tax receivable	4,519,174	4,717,557
Advance to suppliers	2,719,137	1,626,030
Rental deposit	817,594	684,424
Other deposit	300,019	826,325
Deferred expenditure	378,357	130,666
Fair value of financial instruments	0	51,141
Others	456,246	298,361
	9,190,527	8,334,504

9.	Income Taxes

United States

The Company is incorporated in Nevada in the United States of America and is subject to U.S. federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the first quarter. The applicable income tax rate for the Company for each of the three and six months ended March 31, 2012 and 2011, was 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for the subsidiary for the three and six months ended March 31, 2012 and 2011, was 16.5%.

On January 25, 2011, a wholly-owned subsidiary HK PurCotton Co., Ltd., or “HK PurCotton” was established. The applicable income tax rate for HK PurCotton was 16.5% for the three and six months ended March 31, 2012 and 2011.

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

Winner Medical (Huanggang) Co., Ltd. enjoyed its full tax exemption from January 1, 2008 and its 50% tax exemption from January 1, 2010 to December 31, 2012. Winner Medical & Textile Ltd., Chongyang enjoyed its 50% tax exemption from January 1, 2008 and was subject to an enterprise income tax rate of 25% from January 1, 2011. Shanghai Winner Medical Apparatus Co., Ltd. enjoyed its 50% tax exemption from January 1, 2009 and would be subject to an enterprise income tax of 25% from January 1, 2012. Hubei Winner Textiles Co., Ltd. was subject to an enterprise income tax rate of 25% from January 1, 2010.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Income Taxes-Continued

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained a High and New Technology Enterprise Certificate from the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable preferential income tax rate of 15% from January 1, 2009 to December 31, 2011. According to the State Administration of Taxation Notice [2011] No. 4, High and New Technology enterprises applying for renewal of their status can file and pay taxes at a 15% rate prior to receiving approval of renewal and within the previously approved qualifying period. Management expects that Winner Shenzhen will be certified as a High and New Technology enterprise during the calendar year ending December 31, 2012. Accordingly, the applicable enterprise income tax rate for Winner Shenzhen is 15% for the period from January 1 to March 31, 2012.

.

The Company classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed a self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2012, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for uncertain positions in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and six months ended March 31, 2012 and 2011, respectively. The Company’s uncertain tax positions related to open tax years are subject to examination by the relevant tax authorities, the major one being the China Tax Authority. The open period for examination in the PRC is 5 tax years.

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Six months ended March 31,
	2012	2011
	US$	US$

Tax calculated at domestic statutory rate (2012: 25%; 2011: 25%)	1,576,016	1,579,995
Effect of different tax rates in various jurisdictions	191,926	92,296
Tax effect of preferential tax treatment	(814,977)	(798,422)
Tax effect of expenses not deductible for tax purpose	18,616	9,739
Tax effect of government subsidies not subject to tax	(28,932)	(53,269)
Change in valuation allowance	906,742	(68,823)
Under/(over) provision in previous years	18,353	(19,634)
Others	28,011	(19,486)
	1,895,755	722,396

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Related Party Transactions

During the three months ended March 31, 2012 and 2011, the Company purchased goods from L+L Healthcare Hubei Co., Ltd., an equity investee, for US$10,097 and US$87,929 and sold goods to it for US$308,565 and US$17,748, respectively. During the six months ended March 31, 2012 and 2011, the Company purchased goods from L+L Healthcare Hubei Co., Ltd. for US$31,729 and US$132,956, respectively, and sold goods to it for US$509,150 and US$22,093, respectively. As of March 31, 2012 and September 30, 2011, the amounts due from L+L Healthcare Hubei Co., Ltd. were US$151,983 and US$119,368, respectively. L+L Healthcare Hubei Co., Ltd declared dividends of US$Nil and US$200,000 to the Company for the six months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd., “Winner Chengdu”, an equity investee, for US$18,977 and US$690 and purchased goods from it for US$108,269 and US$23,722, respectively. During the six months ended March 31, 2012 and 2011, the Company sold goods to Winner Chengdu for US$44,968 and US$3,845, respectively, and purchased goods from it for US$170,506 and US$41,128, respectively. As of March 31, 2012 and September 30, 2011, the amounts due to Winner Chengdu were US$53,283 and US$Nil, respectively. As of March 31, 2012 and September 30, 2011, the amounts due from Winner Chengdu were US$451 and US$38,411, respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and payable according to the trading credit terms.

On January 1, 2011, Mr. Jianquan Li, the chief executive officer of the Company, entered into agreements with the Company in relation to commodity derivatives trading activities. In the agreements, as of September 30, 2011, the shortfall between the restricted broker margin account balance maintained for the commodity derivatives trading activities and the balance in that account on January 1, 2011, or US$2,838,000, was to be undertaken by Mr. Jianquan Li by way of cash payment from Mr. Jianquan Li to the Company on September 30, 2011. The Company accounts for this transaction between the Company and Mr. Jianquan Li in accordance with Staff Accounting Bulletin Topic 5T, under which the payment from Mr. Jianquan Li for the shortfall was recognized in additional paid-in capital as of September 30, 2011. The loss from trading in commodity financial instruments for the six months ended March 31, 2011 of US$1,759,665 has been recognized in the consolidated statements of income and comprehensive income.

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

There was no stock-based compensation cost recorded for independent directors for the three and six months ended March 31, 2012 and 2011, respectively.

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

Under the 2012-2013 Plan, the Company granted 1,350,000 and 350,000 options to purchase one share of the Company’s common stock at US$3.08 and US$3.38, respectively, on November 3, 2011. On each of November 3, 2012, November 3, 2013, November 3, 2014 and November 3, 2015, entitled employees are eligible to vest up to 1/4 of the total number of option awards. The percentage of such vesting is predetermined for each individual and tied to satisfaction of the target corporate net income and annual sales objectives, as well as attainment of each participant’s personal performance targets. Each option award that is vested will expire two years after its vesting date. The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new employee stock option grants. The Company’s determination of fair value of stock option awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors. The estimated weighted average fair value of awards was US$1.07 per option.

A summary of stock option activity is as follows:

	Number of stock options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		US$	Years
Balance at September 30, 2010 and 2011	0	0	0
Options granted	1,700,000	3.14	4.25
Outstanding at March 31, 2012	1,700,000	3.14	4.25
Exercisable at March 31, 2012	0	0

There was no option cancelled or exercised during the three and six months ended March 31, 2012. As at March 31, 2012, the aggregated intrinsic value of options outstanding was US$439,000.

The weighted average estimated fair value of stock options granted during the six months ended March 31, 2012 was determined using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.42%~1.25%
Expected life	4.5 years
Term structure of volatility	44.70%~46.7%
Dividend yield	0
Weighted average estimated fair value per option	US$1.07

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

The Company recorded stock-based compensation expense of US$429,235 and US$244,955 for the three months ended March 31, 2012 and 2011, respectively, and US$744,823 and US$526,261 for the six months ended March 31, 2012 and 2011, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Stock-Based Compensation-Continued

Management considered that the fair value of outstanding restricted share units is approximately the market value of the Company’s common stock. As of March 31, 2012, the market value of the Company’s common stock was US$3.40 per share.

As of March 31, 2012, a cumulative total of 923,306 non-vested restricted stock units have been cancelled and a cumulative total of 411,132 restricted stock units were vested. The total fair value of restricted stock units vested during the six months ended March 31, 2012 and 2011, was US$697,191 and US$536,726, respectively.

A summary of the restricted stock units activity is as follows:

	2008-09 Plan	2010-11 Plan	2011-13 Plan	2012-13 Plan	Total	Weighted average
	Number of units	Number of units	Number of units	Number of units	Number of units	grant date fair value US$
Nonvested units outstanding at September 30, 2010	478,750	287,250	0	0	766,000	3.53
Granted	0	0	300,000	0	300,000	5.31
Cancelled	(67,618)	(49,688)	(172,000)	0	(289,306)	4.60
Vested	(179,507)	0	0	0	(179,507)	2.99
Nonvested units outstanding at September 30, 2011	231,625	237,562	128,000	0	597,187	4.07
Granted	0	0	0	530,000	530,000	3.03
Vested	(231,625)	0	0	0	(231,625)	3.01
Nonvested units outstanding at March 31, 2012	0	237,562	128,000	530,000	895,562	3.73

As of March 31, 2012, the unrecognized stock-based compensation expense for the 2010-2011 Plan, 2011-2013 Plan and 2012-2013 Plan was US$259,381, US$355,551 and US$2,681,691, respectively, which totals US$3,296,623 and is expected to be amortized over the weighted average period of 2.36 years.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
Six months ending September 30, 2012	1,464,590
Year ending September 30
2013	1,838,484
2014	583,721
2015	99,295
2016 and after	0
Total minimum lease payments	3,986,090

Rental expenses under operating leases included in the statements of income were US$872,907 and US$578,393 for the three months ended March 31, 2012 and 2011 respectively. For the six months ended March 31, 2012 and 2011, rental expenses under operating leases included in the statements of income were US$1,720,974 and US$1,017,823, respectively.

Purchase obligations-The Company has signed agreements with suppliers and other parties to purchase plant and machinery and computer equipment with estimated non-cancelable obligations of US$5,936,282 and US$4,233,939 as of March 31, 2012 and September 30, 2011, respectively.

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

The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, restricted broker margin account, accounts receivable, deposits and other receivable, other current assets, bank loans, accounts payable and other current liabilities are valued at fair values due to their short-term nature. These financial assets and liabilities are classified as either Level 1 or Level 2 in the fair value hierarchy as of March 31, 2012 and September 30, 2011. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

Held -to-maturity investments- our held-to-maturity investments are carried at amortized cost . The fair value of held-to-maturity investments is approximated to the carrying value, based on the quoted prices for securities with similar characteristics and other observable inputs such as interest rates that are observable at commonly quoted intervals can be obtained directly from the commercial bank and such fair value measurement is considered as Level 2 in the fair value hierarchy.

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

Foreign exchange derivatives-The Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility in earnings and cash flows, the Company enters into several foreign exchange forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. No foreign exchange forward contracts were outstanding as of March 31, 2012. The Company’s foreign exchange forward contracts are classified as Level 2 in the fair value hierarchy under ASC 820 since the quoted prices of these foreign currency forward contracts can be obtained directly from the commercial bank.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fair Value Measurement-Continued

The following table summarizes the Company’s fair value of foreign exchange derivatives:

	Condensed Consolidated	March 31,	September 30,
	Balance Sheet Presentation	2012	2011
		US$	US$
Derivatives not designated as hedging instruments
Fair value of foreign exchange forward contracts	Prepaid expenses and other current assets	0	51,141

	Accrued and other liabilities	0	16,482

The impact on earnings from derivatives activity, including changes in the fair value of derivatives for the three and six months ended March 31, 2012 and 2011, was as follows:

	Presentation of gain or loss	Three months ended March 31,
	recognized on derivatives	2012	2011
		US$	US$
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Unrealized exchange gain	0	22,440
	Unrealized exchange loss	0	(3,543)

	Other operating income, net	0	18,897

	Presentation of gain or loss	Six months ended March 31,
	recognized on derivatives	2012	2011
		US$	US$
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Unrealized exchange gain	0	39,949
	Unrealized exchange loss	0	(2,889)

	Other operating income, net	0	37,060

The realized loss on foreign exchange forward contracts included in other operating income was US$Nil and US$92,216 for the three months ended March 31, 2012 and 2011, respectively. The realized loss on foreign exchange forward contracts included in other operating income was US$20,484 and realized gain was US$107,840 for the three months ended March 31, 2012 and 2011, respectively; and the realized loss on foreign exchange forward contracts included in other operating income was US$20,484 and realized gain was US$160,559 for the six months ended March 31, 2012 and 2011, respectively.

Commodity derivatives-Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. Starting from October 2010, the Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, they are not designated or accounted for as hedging instruments. The commodity financial instruments are valued at fair value. The commodity derivatives require collateral, referred to as margin, in the form of cash. As of March 31, 2012, the Company’s restricted broker margin account was US$797,232, net of unrealized gain of US$3,035. As of March 31, 2012 and 2011, the fair value of commodity financial instruments increased by US$3,035 and US$4,910, respectively, which were recorded in other operating income. The total outstanding cotton futures contracts amounted to US$2,158,103, representing US$327,260 for purchase of cotton and US$1,830,843 for sales of cotton, as of March 31, 2012, which will mature in less than one year. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under ASC Topic 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fair Value Measurement-Continued

The realized gain on commodity financial instruments was US$80,730 and US$74,676 for the three and six months ended March 31, 2012, respectively, and the realized loss on commodity financial instruments was US$1,577,325 and US$1,759,669 for the three and six months ended March 31, 2011, respectively.

14.	Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales for the periods presented made to two customers, Sakai Shoten Co., Ltd and Tyco Healthcare Co., Ltd, and were typically sold on an open account basis. Sales to Sakai Shoten Co., Ltd accounted for 10% and 12% of the total net sales for the three months ended March 31, 2012 and 2011, respectively, and sales to Tyco Healthcare Co., Ltd accounted for 11% and 10% of the total net sales for the three months ended March 31, 2012 and 2011, respectively. Sales to Sakai Shoten Co., Ltd accounted for 10% and 12% of the total net sales for the six months ended March 31, 2012 and 2011, respectively, and the sales to Tyco Healthcare Co., Ltd accounted for 10% and 11% of the total net sales for the six months ended March 31, 2012 and 2011, respectively.

A substantial percentage of the Company’s accounts receivable are from three customers with balances that represented the following percentages of total accounts receivable at March 31, 2012 and September 30, 2011: Heng’an Group Ltd, 11.71% and 8.40%; Tyco Healthcare Co., Ltd 12.17% and 10.05% and Molnlycke Health Care AB, 7.48% and 15.14%. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

Interest rate risk - The interest rates and terms of repayment of bank and other borrowings ranged from 6.36% to 7.87%. Other financial assets and liabilities do not have material interest rate risk.

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

Foreign currency risk - The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On March 31, 2012 and September 30, 2011, the exchange rates of RMB against the US dollar were 6.2943 and 6.3549 respectively; the appreciation of RMB against the US dollar was 0.95%. On March 31, 2012 and September 30, 2011, the exchange rates of RMB against Euro were 8.3944 and 8.6328 respectively. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have a material adverse effect on the Company’s business and financial results.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposable products. The Company's sales by geographic destination are analyzed as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	US$	US$	US$	US$
Europe	13,536,225	10,608,309	26,662,773	19,613,217
China	12,118,227	8,483,577	24,251,253	16,704,435
North and South America	7,545,421	7,493,769	15,700,451	16,238,277
Japan	5,908,831	5,342,197	11,353,299	10,632,971
Others	2,206,235	1,290,151	4,667,636	3,735,420
Total net sales	41,314,939	33,218,003	82,635,412	66,924,320

Sales to countries in excess of 10% of total net sales for three and six months ended March 31, 2012 and 2011, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	US$	US$	US$	US$

PRC	12,118,227	8,483,577	24,251,253	16,704,435
Japan	5,908,831	5,342,197	11,353,299	10,632,971
United States of America	5,337,929	6,227,355	10,412,488	13,527,202

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Segment Information

The Company has two reportable segments: medical products (Medical Care, Wound Care, and Home Care) and PurCotton® products. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three and six months ended March 31, 2012 and 2011, are as follows:

	Three months ended March 31,
	2012	2011
	US$	US$
Net sales:
Segment:
Medical products	34,152,311	29,156,466
PurCotton® products	7,162,628	4,061,537
Consolidated total	41,314,939	33,218,003

Gross profit:
Segment:
Medical products	8,497,294	7,798,535
PurCotton® products	2,210,018	1,553,673
Consolidated total	10,707,312	9,352,208

Income before income taxes:
Segment:
Medical products	3,860,164	3,099,710
PurCotton® products	(716,575)	(494,212)
Consolidated total	3,143,589	2,605,498

Net income attributable to Winner Medical Group Inc. :
Segment:
Medical products	3,063,096	2,538,875
PurCotton® products	(1,212,770)	(302,938)
Consolidated total	1,850,326	2,235,937

Depreciation and amortization:
Segment:
Medical products	847,181	832,986
PurCotton® products	694,473	506,996
Consolidated total	1,541,654	1,339,982

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Segment Information-Continued

	Six months ended
	March 31,
	2012	2011
	US$	US$
Net sales:
Segment:
Medical products	68,207,273	58,371,424
PurCotton® products	14,428,139	8,552,896
Consolidated total	82,635,412	66,924,320

Gross profit:
Segment:
Medical products	16,680,166	15,913,323
PurCotton® products	4,324,242	2,919,896
Consolidated total	21,004,408	18,833,219

Income before income taxes:
Segment:
Medical products	6,999,979	7,144,228
PurCotton® products	(695,913)	(824,247)
Consolidated total	6,304,066	6,319,981

Net income attributable to Winner Medical Group Inc. :
Segment:
Medical products	5,623,439	6,072,217
PurCotton® products	(1,235,301)	(508,036)
Consolidated total	4,388,138	5,564,181

Depreciation and amortization:
Segment:
Medical products	1,727,127	1,648,649
PurCotton® products	1,349,804	1,006,010
Consolidated total	3,076,931	2,654,659

	March 31,	September 30,
	2012	2011
	US$	US$
Total assets:
Segment:
Medical products	116,407,871	109,317,729
PurCotton® products	49,967,428	45,578,410
Segment total	166,375,299	154,896,139
Reconciliation to consolidated totals:
Elimination of other receivable from inter-segments	(7,698,229)	(4,977,452)
Consolidated total	158,677,070	149,918,687

17.	Subsequent events

Between April 9 and April 27, 2012, three purported shareholder class actions were filed against the Company, its board of directors and its chief executive officer, Jianquan Li, in District Court, Clark County, Nevada (the “Class Actions”).  The Class Actions arise from Mr. Li’s initial non-binding proposal on April 2, 2012 to acquire all outstanding shares of the Company’s common stock not owned or controlled by him or his wife in a “going private” transaction. The Class Actions allege that the Company’s board of directors have breached their fiduciary duties to the Company as a result of the proposed “going private” transaction, and the Company has aided and abetted those alleged breaches.  The Company has not yet responded to the Class Actions, but believes the allegations therein are without merit.  The Company intends to defend itself vigorously against the claims.  Because these matters are in very early stages, the Company cannot determine whether or not an adverse outcome is probable, nor can it provide a reasonable estimate of any potential losses related to these matters.

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

The Company has integrated manufacturing lines that provide its clients with the ability to procure certain products from a single supplier. In the developed countries where it sells its products, the Company provides its customers with its specialized design, manufacturing and packaging services. When the Company works on this basis, its clients are able to select the design, size, type and scale of the products the Company manufactures for them. The Company sells its own “Winner” medical brand products in developing countries and regions including China, the Middle East, South America and Southeast Asia, with distribution channels consisting of local distributors, chain drugstores and direct sales to hospitals, particularly in the China market. During the six months ended March 31, 2012, the medical business was approximately 82.54% of total sales. The Company believes that the overseas medical business provides stable cash flow for the Company, but that its Chinese medical business will be a driving force in the growth of its business portfolio in the future.

In August 2009, the Company started selling PurCotton® jumbo rolls to large consumer-products manufacturers in the PRC and Japan, and launched the PurCotton retail business in China in December 2009. During the six months ended March 31, 2012, the overall PurCotton business accounted for approximately17.46% of the Company’s sales revenue. Moreover, revenue from the PurCotton retail business reached approximately 5.10% of total sales in the six months ended March 31, 2012.

The Company believes that the PurCotton business, as a percentage of its total sales in China, will be a driver of future growth in its business portfolio. The Company believes that, as living standards improve and environmental protection awareness grows in the PRC and abroad, products that are healthy, trusted, soft, comfortable and have less carbon emission will be favored by consumers. The Company believes that its material and manufacturing processes have produced PurCotton® products that are healthy, soft, comfortable and environmentally friendly. The Company believes that PurCotton® products, which are produced in a quality-controlled, medical manufacturing environment, are particularly geared to target preferred customers, such as younger women and new mothers.

In order to better promote the “PurCotton” brand, the Company established a wholly-owned subsidiary, Shenzhen PurCotton Technology Co., Ltd., “Shenzhen PurCotton,” in 2009 to monitor and centralize brand building, marketing, product development and design, packaging and purchasing for the retail business in the PRC and Hong Kong. The Company’s PurCotton retail distribution channel now includes chain stores, online sales and distributors (such as hypermarkets, supermarkets, department stores, convenience stores). As of May 10, 2012, the Company has forty-four chain stores in first and second-tier cities in the PRC, which are mainly located in shopping malls. In addition, the Company started using distributors as a channel for marketing its retail products in November 2011. The Company established Shenzhen PurCotton E-Commerce Co., Ltd. to oversee the operation of its two online platforms (http://purcotton.mall.taobao.com and www.purcotton.com). Going forward, the Company believes it can continue to nurture online sales and distributors in order to produce sales growth, while selectively selling in chain stores to build brand awareness and expose potential customers to the Company’s products.

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

Recent Developments

PurCotton Retail Business Updates

The Company’s main distribution channels for expanding PurCotton retail business include self-operated chain stores, online sales and distributors. As of May 10, 2012, the Company operates 44 retail chain stores, with 26 in the south of China, 7 in the north of China, 8 in Shanghai and 3 in Hong Kong, after having recently opened 3 new stores in the south of China and 1 in Shanghai. From the last quarter filing date to the date of the filing of this Quarterly Report, 2 stores in the south of China and 1 in Shanghai were closed due to low traffic or expiration of lease agreements, with all 3 stores having been opened in the initial stage of operating the retail business.

Since launching the customer loyalty membership program in the Company’s chain stores in November 2010, approximately 50,000 members have been recorded as of May 10, 2012, compared with approximately 40,000 members as of February 10, 2012. The repurchase rate by members is approximately 70%. A customer loyalty program membership requires filling out an application form and paying a one-time membership fee of RMB30, which allows members to enjoy an 8% discount when purchasing PurCotton® products.

The Company established Shenzhen PurCotton E-Commerce Co., Ltd. ("PurCotton E-Commerce") in November 2011 with two non-affiliated individuals who are experts in e-commerce in order to oversee the operation of its online sales. At the time of establishment, the Company owned 70% of the equity interests in this operating company, with the other 30% being owned by the two individuals. However, in April 2012, the three parties mutually agreed to cease the partnership in PurCotton E-Commerce. The two individuals agreed to withdraw their initial capital by April 2012.

In addition, the Company recently launched its PurCotton retail products into new distribution channels (such as hypermarkets, supermarkets, department stores and convenience stores). As of the filing date, the Company sells eight separate stock keeping units (or “SKUs”) of PurCotton sanitary napkin to a network of more than 600 stores, which includes Jusco, Guangzhou Grandbuy, RT-MART and other local stores in nine cities (including Shenzhen, Guangzhou, Beijing, Shanghai and Qingdao). The Company believes that these distribution channels will increase sales. However, this form of sales has a high level of start-up costs, including new product sales fees in each network.

Management expects that the PurCotton retail business as a whole will not turn a profit in the short term. However, sales generated by the retail business have been rapidly increasing, and the majority of PurCotton chain stores in Guangzhou and Shenzhen (which were opened more than one year ago) have gradually turned a profit. Stores in Beijing and Shanghai are changing locations to adjust the size of stores previously opened. These stores were opened in the initial stage of launching the retail brand and there was a lack of brand recognition in those cities at that time, and the Company is relocating and resizing these stores to better fit local demand. As the PurCotton brand gains market recognition, the Company expects that the stores in Beijing and Shanghai will turn a profit in the future. The three stores in Hong Kong are also experiencing a loss, and the Company does not expect these stores to produce a profit in the short run. However, the Company considers this loss to be part of its mid-term strategy in the Hong Kong market, as these Hong Kong stores help to promote PurCotton’s appeal as a high-quality and international brand. With continued implementation of its retail strategy, the Company expects that the PurCotton retail business will play a role in contributing net income to the Company in the mid to long-term range.

Manufacturing Lines

The Company purchased two PurCotton baby diaper manufacturing lines in 2011, which it expected to start trial production in February 2012. However, after producing samples and market testing them, the Company found that the manufacturing lines need minor adjustments to better meet management’s expectations. The Company estimates that these lines will start trial production in the middle of 2012.

As part of the expansion of its production capacity for its medical products, and considering the high cost of labor in Shenzhen, the Company’s base of operations, the Company plans to relocate some of its manufacturing operations to inland cities in the PRC, where the cost of labor is relative lower. The Company’s wholly owned subsidiary, Winner Medical & Textile Ltd. Chongyang (“Winner Chongyang”), is currently building two workshops, an administrative office, a canteen and a dormitory in Chongyang, Hubei province, to facilitate the production expansion and relocation. The Company expects that these buildings will be completed in the fourth quarter of fiscal 2012, and enter production immediate after completion.

Privatization Proposal

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012, the board of directors of the Company (the “Board of Directors”) has received a preliminary, non-binding proposal from its chairman and chief executive officer, Mr. Jianquan Li (“Mr. Li”) to acquire all of the outstanding shares of the Company's common stock not currently owned by him and his wife, Ms. Ping Tse at a proposed price of $4.30 per share in cash as part of a going private transaction. Mr. and Mrs. Li currently beneficially own approximately 73.95% of the Company's common stock. In response, the Board of Directors formed a special committee of independent directors, consisting of Messrs. Wenzhao Liang, Xuedong Wu and Lawrence Xiaoxia Pan, to consider this proposal and any alternative transactions.

The Board of Directors cautions the Company's shareholders, and others considering trading in its securities, that it has only received a proposal. No decision has been made with respect to the Company's response to the proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that a transaction with Mr. Li or any other transaction will be approved or consummated. The Company is not obligated to make, and does not at this time anticipate making, any further public statements about this matter or the activities of the special committee unless and until either the Company enters into a definitive agreement for a transaction or the special committee determines that no such transaction will be effected.

RESULTS OF OPERATIONS

Comparison for the Three Months Ended March 31, 2012 and 2011

The following sets forth the Company’s statement of income information for the three months ended March 31, 2012 and 2011.

Comparison of the Three Months Ended March 31, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. Dollars)

	THREE MONTHS		THREE MONTHS
	ENDED 3/31/2012		ENDED 3/31/2011
	In	As a	In	As a	Amount
Item	Thousands	Percentage	Thousands	Percentage	Change	%Change
Net sales	$41,315	100.00%	$33,218	100.00%	$8,097	24.38%
Cost of sales	$30,608	74.08%	$23,866	71.85%	$6,742	28.25%
Gross profit	$10,707	25.92%	$9,352	28.15%	$1,355	14.49%
Other operating income/(loss), net	$22	0.05%	$-44	-0.13%	$66	150.00%
Government subsidies	$113	0.27%	$637	1.92%	$-524	-82.26%
Gain/(Loss) on commodity financial instruments	$81	0.20%	$-1,577	-4.75%	$1,658	105.14%
Foreign currency exchange losses, net	$13	0.03%	$26	0.08%	$-13	-50.00%
Selling, general and administrative expenses	$7,965	19.28%	$5,802	17.47%	$2,163	37.28%
Income from operations	$2,945	7.13%	$2,540	7.65%	$405	15.94%
Interest income	$81	0.20%	$12	0.04%	$69	575.00%
Interest expense	$-34	-0.08%	$48	0.14%	$-82	-170.83%
Equity in earnings of 50 percent or less owned persons	$84	0.20%	$102	0.31%	$-18	-17.65%
Income taxes	$1,258	3.04%	$349	1.05%	$909	260.46%
Non-controlling interests	$36	0.09%	$21	0.06%	$15	71.43%
Net income attributable to Winner Medical Group Inc.	$1,850	4.48%	$2,236	6.73%	$-386	-17.26%

Sales by Product

Winner Medical is a diversified manufacturer and marketer of cotton-based medical dressings and medical disposables, as well as PurCotton® products. The Company’s operations are conducted in two operating segments by products. The Company’s operation, on-site management, internal reporting and performance assessments are conducted within each of the following two identified product segments:

•	Medical Products (Medical Care and Wound Care)
•	PurCotton® Products (Jumbo Roll Supplies and Personal Products)

The following table illustrates the operating results for each product type for the three months ended March 31, 2012 and 2011.

Comparison by Operating Results for Each Product Type for the Three Months Ended March 31, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products[1]		Consolidated
	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
Item	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Net sales	$34,152	29,156	$7,163	4,062	$41,315	33,218
Gross profit	$8,497	7,799	$2,210	1,554	$10,707	9,353
Gross margin	24.88%	26.75%	30.85%	38.26%	25.92%	28.16%
Income/(loss) before income taxes	$3,860	3,100	$-717	-494	$3,143	2,606
Net income/(loss) attributable to Winner Medical Group Inc.	$3,063	2,539	$-1,213	-303	$1,850	2,236
Profit margin	8.97%	8.71%	-16.93%	-7.46%	4.48%	6.73%

1. – PurCotton® products consist of sales from jumbo roll supplies and retail business.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the three months ended March 31, 2012 and 2011. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Region for the Three Months Ended March 31, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three		Three
	Months	As a	Months	As a
	Ended	Percentage of	Ended	Percentage of	Amount	As a
	3/31/2012	Total	3/31/2011 in	Total	Change in	Percentage
	Thousands	Revenue	Thousands	Revenue	Thousands	Change
Europe	13,536	32.76%	10,608	31.93%	2,928	27.60%
Britain	2,191	5.30%	3,387	10.20%	-1,196	-35.31%
Sweden	2,040	4.94%	1,577	4.75%	463	29.36%
Others	9,305	22.52%	5,644	16.99%	3,661	64.87%
North and South America	7,545	18.26%	7,494	22.56%	51	0.68%
U.S.A.	5,338	12.92%	6,227	18.75%	-889	-14.28%
Brazil	989	2.39%	924	2.78%	65	7.03%
Others	1,218	2.95%	343	1.03%	875	255.10%
China[1]	12,118	29.33%	8,484	25.54%	3,634	42.83%
Japan	5,909	14.30%	5,342	16.08%	567	10.61%
Others	2,207	5.34%	1,290	3.88%	917	71.09%
Total	41,315	100%	33,218	100%	8,097	24.38%

1 – Sales to the China market include medical sales to hospitals, chain drug stores and local distributors, PurCotton® jumbo roll supplies and PurCotton® retail business.

Net Sales

Net sales increased by approximately $8,097,000, or 24.38%, to approximately $41,315,000 for the three months ended March 31, 2012 from approximately $33,218,000 for the three months ended March 31, 2011. The increase in net sales was mainly attributable to significant continuing demand from existing and new customers in Europe and the robust expansion of medical and PurCotton® products sales in China.

Net sales generated from Europe increased 27.60% during the three months ended March 31, 2012 to $13,536,000 from $10,608,000 during the three months ended March 31, 2011. Generally, customers in Europe are trying to lower purchasing costs while maintain product quality. In order to seize this opportunity by adding new customers and following up with existing ones in those countries, the Company temporarily lowered the selling price of certain products, which resulted in more orders from these customers. Of note, sales generated from other countries in Europe and Sweden increased $3,661,000, or 64.87%, and $463,000, or 29.36% for the three months ended March 31, 2012, respectively, as the Company added new customers and received more orders from its existing customers in these countries. However, sales generated from Britain decreased approximately $1,196,000, or 35.31%, due to (1) one customer’s restructuring of its supply chain, which resulted in reduced inventory stock levels, and (2) raw material shipping delays, which affected the Company’s ability to meet customer required lead times.

Net sales from North and South America were unchanged, with a slight increase of 0.68% for the three months ended March 31, 2012 to $7,545,000 from $7,494,000 for the three months ended March 31, 2011. This was mainly due to one of our major customers in the United States adjusting procurement plans for certain medical dressing products. This decrease was offset by the growth of orders from other countries, such as Venezuela, as the Company continued its expansion into South American markets.

The Company increased sales in Japan, with a growth of 10.61%, to $5,909,000, for the three months ended March 31, 2012 from $5,342,000 for the three months ended March 31, 2011. This increase in sales was due to the Company adding new customers in Japan.

Net sales for medical and PurCotton® products in the China market increased by approximately $3,634,000, or 42.83%, to approximately $12,118,000 for the three months ended March 31, 2012 from approximately $8,484,000 for the three months ended March 31, 2011. This increase was primarily composed of:

(1)	net sales from medical products to the China market reached $4,956,000, from $4,422,000 for the three months ended March 31, 2011, an increase of approximately $534,000, or 12.08%, as compared to the same period last year, due to the Company’s continuing efforts to expand its sales channels, including increasing the number of local distributors covering more hospitals and penetrating deeper into existing hospitals, chain drug stores and other channels;

(2)	net sales attributable to the PurCotton® jumbo roll-supply business increased to $5,085,000 for the three months ended March 31, 2012 from $3,194,000 in the same period last year, an increase of $1,891,000, or 59.20%. This significant increase was due to increased demand from China customers who used it as a material in hygiene products and the versatile use of jumbo-rolls in areas such as home care and disposable products. With the increasing demand from these customers, PurCotton® jumbo roll sales have been steadily growing; and

(3)	net sales attributable to the PurCotton® retail business, which consists of online and offline businesses with 45 PurCotton retail stores as of March 31, 2012, two online sales platforms and sales to distributors, increased approximately $1,210,000 to $2,078,000 for the three months ended March 31, 2012, as compared to $868,000 in the same period last year (when the Company had only 33 PurCotton® retail stores and its online business was in the initial stage of development, as well as almost no mass distribution yet to supermarkets and department stores). The PurCotton® consumer products have been receiving positive customer feedback and gaining brand recognition, as evidenced by increasing sales and membership in the Company’s customer loyalty program.

Cost of Sales

The Company’s cost of sales increased by approximately $6,742,000, to approximately $30,608,000, for the three months ended March 31, 2012, from approximately $23,866,000 for the three months ended March 31, 2011. The cost of sales as a percentage of net sales was 74.08% and 71.85% for the three months ended March 31, 2012 and 2011, respectively. The increase in cost of sales was mainly attributable to: (1) an approximate 15% salary increase during the three months ended March 31, 2011; and (2) an increase of approximately $647,000 impairment for a carding machine, which is a core component in one of the Company’s manufacturing lines. The management regularly tests this component for suitability for continued use. Due to the failure of this component, an impairment on the value of the carding machine was made as the carrying amount of the machine is not recoverable and exceeds its fair value.

Gross Profit

The Company’s gross profit increased by approximately $1,355,000 to approximately $10,707,000 for the three months ended March 31, 2012, from approximately $9,352,000 for the three months ended March 31, 2011. Gross profit as a percentage of net revenues was 25.92% for the three months ended March 31, 2012, compared with 28.15% for the three months ended March 31, 2011. The decrease in gross margin was mainly due to challenging global economic conditions, especially in Europe, forcing governments in this area to tighten public expenditures, leading to a more stringent budget for medical products. In order to maintain long-term cooperation with these customers, the Company offered certain products with lower selling prices than before to maintain and attract orders during the current economic climate. The Company expects that its adjustment of selling prices will be subject to global economic conditions and customer demands.

Other Operating Income/(Loss), Net

The Company’s other operating income, net, for the three months ended March 31, 2012, was $22,000, as compared with a loss of $44,000 for the three months ended March 31, 2011. Other operating income, net, mainly consists of disposals of leftover and obsolete materials and small amounts of processed cotton.

Government Subsidies

The Company’s government subsidies decreased $524,000 to $113,000 for the three months ended March 31, 2012, from $637,000 for the three months ended March 31, 2011. The decrease was mainly driven by the reduced receipt of financial incentives from the Shenzhen government because public expenses for holding certain local events resulted in less money for financial incentives to local companies, as compared to the same period last year.

Gain/(Loss) on Commodity Financial Instruments

Gain on commodity financial instruments for the three months ended March 31, 2012 from transactions in cotton futures products was approximately $81,000, as compared with a loss of $1,577,000 for the same period last year. The gain resulted from implementation of more stringent trading policies and process controls since the establishment of the Company’s Commodity Trading Center in July 2011.

Cotton is the Company’s primary raw material used in its manufacturing process. In the past, cotton prices have experienced periods of rapid increases and fluctuations. In such a situation, the Company cannot secure stable price quotes from cotton suppliers, resulting in inconsistency in the prices quoted to its customers. Therefore, the Company engages in cotton futures transactions in order to manage the impact of volatility in cotton prices on production.

Foreign Currency Exchange Losses, Net

The Company’s exchange difference, net, for the three months ended March 31, 2012, increased $13,000 to a loss of $13,000, from a loss of $26,000 for the three months ended March 31, 2011. The decrease in loss was mainly due to the Company’s involvement in foreign trades with international customers, the majority of which were settled in U.S. Dollars. The average exchange rates of RMB against U.S. Dollar were 6.3265 in this reporting quarter and 6.6197 in the same period last year, indicating a 4.43% appreciation of the RMB against the U.S. Dollar.

In order to minimize the currency exchange rate risk, the Company has been (1) reinforcing and expanding its businesses in the China market and (2) inserting clauses into contracts stipulating that the selling price is subject to the fluctuation of currency and the price of raw materials.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased $2,163,000 to approximately $7,965,000 for the three months ended March 31, 2012, from approximately $5,802,000 for the three months ended March 31, 2011. The selling, general and administrative expenses as a percentage of net sales was 19.28% and 17.47% for the three months ended March 31, 2012 and 2011, respectively. The increase in selling, general and administrative expenses resulted from increases in salary, leasing expenses, domestic transportation expenses and advertising fees, as well as new product sales fees (such as slotting allowance and bar code expenses to stores) for PurCotton retail products. These changes are:

(1)	salary (including wages, welfare, social insurance and stock incentives) increases of approximately $1,129,000, or 52.41%, during the three months ended March 31, 2012, as compared to the same period last year. The increase was primarily due to increases in wages and welfare for new and existing staff, as well as increases in stock incentives to key employees;

(2)	advertising fees, slotting allowance and bar code expenses to stores such as supermarkets and department stores, for the PurCotton retail business increases of $382,000 during the three months ended March 31, 2012, as compared with the same period last year. This increase was due to the Company: (a) engaging in more promotional activities for PurCotton retail products; and (b) launching its products into supermarkets and department stores, which resulted in the payment of new product sales fees expenses;

(3)	leasing expense increases of approximately $280,000 during the three months ended March 31, 2012, as compared with the same period last year. The increase was mainly attributable to the rent paid for existing and newly-established PurCotton self-operated chain stores. The number of PurCotton retail stores increased to 45 as of March 31, 2012 from 33 as of March 31, 2011; and

(4)	increases in transportation expenses in China of approximately $229,000, as compared with the same period last year, was due to an increase in sales and increases in the cost of logistics related to the PurCotton retail business and medical products as broader distribution channels were built.

Interest Expense

Credit on interest expense was approximately $34,000 for the three months ended March 31, 2012, as compared to interest expense of approximately $48,000, for the same period last year, a change of approximately $82,000. The difference in interest expense was driven by the adjustment of capitalized bank loan interest for its work-in-process buildings in Winner Medical (Huanggang) Co., Ltd. and Winner (Huanggang) Cotton Processing Co., Ltd for the three months ended March 31, 2012.

Income Taxes

The Company’s income tax provision for the three months ended March 31, 2012 was $1,258,000, as compared to $349,000 for the three months ended March 31, 2011, an increase of $909,000. Income tax as a percentage of income before income taxes was 40.00% for the three months ended March 31, 2012, as compared with 13.38% for the same period last year.

According to PRC tax laws, a company’s pretax income in the current year cannot offset a loss that occurred more than five years ago. As the Company expects that the pretax income from its PurCotton retail business may not be sufficient to utilize the unused pretax losses before such expiration period, the Company recognized an approximate $720,000 valuation allowance for unused tax losses arising from the calendar years 2010 and 2011 to its retail business for the three months ended March 31, 2012. This resulted in a comparatively higher effective tax rate for the three-month period ended March 31, 2012 as compared to the same period last year.

The tax rates applicable to the Company’s PRC wholly owned subsidiaries are as follows:

	Calendar
	Year Ended
	December 31,	Calendar Year Ending December 31,
	2011	2012	2013	2014	2015
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical (Huanggang) Co., Ltd.	12.5%	12.5%	25%	25%	25%
Winner Medical & Textile Ltd. Chongyang	25%	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd.	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	25%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd.[1]	15%	25%	25%	25%	25%
Shenzhen PurCotton Technology Co., Ltd.	25%	25%	25%	25%	25%
Winner (Huanggang) Cotton Processing Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Guangzhou PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Shanghai PurCotton Co., Ltd.	25%	25%	25%	25%	25%

1 –	For years 2012, 2013 and 2014, the preferential tax rate of 15% will be subject to whether Winner Shenzhen can successfully renew the High and New Technology Enterprise Certificate which was awarded in 2009.

Winner Medical (Hong Kong) Limited and HK PurCotton Co. Ltd were subject to Hong Kong taxation on their activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for each of the three months ended March 31, 2012 and 2011, was 16.5%.

No provision for U.S. tax was made as the Company had no assessable income in the United States for the three months ended March 31, 2012 and 2011. The enterprise income tax rate in the U.S. was 34%.

Net Income Attributable to Non-controlling Interests

The Company’s financial statements reflect an adjustment to its consolidated group net income of income attributable to non-controlling interests of $36,000 and $21,000 for the three months ended March 31, 2012 and 2011, respectively. The third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited and a 30% interest in Shenzhen PurCotton E-commerce Co. Ltd. for the three months ended March 31, 2012. The third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited for the three months ended March 31, 2011.

Net Income Attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. was approximately $1,850,000 for the three months ended March 31, 2012, as compared to approximately $2,236,000 for the three months ended March 31, 2011, a decrease of approximately $386,000, or 17.26%. Net income as a percentage of net sales was 4.48% for the three months ended March 31, 2012, as compared with 6.73% for the same period last year.

This decrease in net income and net profit margin was primarily due to: (1) lower selling prices to customers in Europe, due to the economic downturn in those countries; (2) the recognition of an approximately $720,000 valuation allowance in income tax for its PurCotton retail business, and (3) an increase in sales and net income from medical products offsetting the net loss from the PurCotton retail business, which is still in a growth stage and requires significant start-up costs before it can contribute profits to the Company. The Company’s PurCotton retail business experienced an after-tax loss of $1,574,000 and $307,000 for the three months ended March 31, 2012 and 2011, respectively. The Company regards this loss as a strategic loss which reflects initial expenses by the Company for brand-building and expansion of online and offline distribution channels.

Comparison for the Six Months Ended March 31, 2012 and 2011

The following sets forth the Company’s statements of income for the six months ended March 31, 2012 and 2011.

Comparison of the Six Months Ended March 31, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. Dollars)

	SIX MONTHS		SIX MONTHS
	ENDED 3/31/2012		ENDED 3/31/2011
	In	As a	In	As a	Amount
Item	Thousands	Percentage	Thousands	Percentage	Change	%Change
Net sales	$82,635	100.00%	$66,924	100.00%	$15,711	23.48%
Cost of sales	$61,631	74.58%	$48,091	71.86%	$13,540	28.15%
Gross profit	$21,004	25.42%	$18,833	28.14%	$2,171	11.53%
Other operating income/(loss), net	$75	0.09%	$-102	-0.15%	$177	173.53%
Government subsidies	$246	0.30%	$1,214	1.81%	$-968	-79.74%
Gain/(Loss) on commodity financial instruments	$75	0.09%	$-1,760	-2.63%	$1,835	104.26%
Foreign currency exchange losses, net	$283	0.34%	$144	0.22%	$139	96.53%
Selling, general and administrative expenses	$14,962	18.11%	$11,858	17.72%	$3,104	26.18%
Income from operations	$6,156	7.45%	$6,184	9.24%	$-28	-0.45%
Interest income	$171	0.21%	$46	0.07%	$125	271.74%
Interest expense	$104	0.13%	$93	0.14%	$11	11.83%
Equity in earnings of 50 percent or less owned persons	$81	0.10%	$183	0.27%	$-102	-55.74%
Income taxes	$1,896	2.29%	$722	1.08%	$1,174	162.60%
Non-controlling interests	$20	0.02%	$33	0.05%	$-13	-39.39%
Net income attributable to Winner Medical Group Inc.	$4,388	5.31%	$5,564	8.31%	$-1,176	-21.14%

Sales by Product

The following table illustrates the operating results for each product type for the six months ended March 31, 2012 and 2011.

Comparison by Operating Results for Each Product Type for the Six Months Ended March 31, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products[1]		Consolidated
	Six	Six	Six	Six	Six	Six
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
Item	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Net sales	$68,207	58,371	$14,428	8,553	$82,635	66,924
Gross profit	$16,680	15,913	$4,324	2,920	$21,004	18,833
Gross margin	24.45%	27.26%	29.97%	34.14%	25.42%	28.14%
Income/(loss) before income taxes	$7,000	7,144	$-696	-824	$6,304	6,320
Net income/(loss) attributable to Winner Medical Group Inc.	$5,623	6,072	$-1,235	-508	$4,388	5,564
Profit margin	8.24%	10.40%	-8.56%	-5.94%	5.31%	8.31%

1. – PurCotton® products consist of sales from jumbo roll supplies and retail business.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the six months ended March 31, 2012 and 2011. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Region for the Six Months Ended March 31, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six		Six
	Months	As a	Months	As a
	Ended	Percentage of	Ended	Percentage of	Amount	As a
	3/31/2012	Total	3/31/2011 in	Total	Change in	Percentage
	Thousands	Revenue	Thousands	Revenue	Thousands	Change
Europe	26,663	32.27%	19,613	29.31%	7,050	35.95%
Britain	4,993	6.04%	5,203	7.77%	-210	-4.04%
Sweden	4,569	5.53%	3,253	4.86%	1,316	40.45%
Others	17,101	20.69%	11,157	16.67%	5,944	53.28%
North and South America	15,700	19.00%	16,238	24.26%	-538	-3.31%
U.S.A.	10,412	12.60%	13,527	20.21%	-3,115	-23.03%
Brazil	3,658	4.43%	1,923	2.87%	1,735	90.22%
Others	1,630	1.97%	788	1.18%	842	106.85%
China [1]	24,251	29.35%	16,705	24.96%	7,546	45.17%
Japan	11,353	13.74%	10,633	15.89%	720	6.77%
Others	4,668	5.65%	3,735	5.58%	933	24.98%
Total	82,635	100%	66,924	100%	15,711	23.48%

1 – Sales to the China market include medical sales to hospitals, chain drug stores and local distributors, PurCotton® jumbo roll supplies and PurCotton® retail business.

Net Sales

Net sales increased by approximately $15,711,000, or 23.48%, to approximately $82,635,000 for the six months ended March 31, 2012 from approximately $66,924,000 for the six months ended March 31, 2011. The increase in net sales was mainly attributable to significant continuing demand from existing and new customers in Europe and the robust expansion of medical products and PurCotton® products in China.

Net sales generated from Europe increased 35.95% during the six months ended March 31, 2012 to $26,663,000, from $19,613,000 during the six months ended March 31, 2011. Generally, customers in Europe are trying to lower purchase cost while maintain product quality. In order to seize this opportunity by adding new customers and following up with existing ones in those countries, the Company temporarily lowered the selling price of certain products, which resulted in more orders from these customers. Of note, sales generated from other countries in Europe and Sweden increased $5,944,000, or 53.28%, and $1,316,000, or 40.45%, during the six months ended March 31, 2012, respectively, as the Company added new customers and received more orders from its existing customers in these countries. However, sales generated from Britain decreased approximately $210,000, or 4.05%, due to (1) one of customers integrated its supply chain resulting in reduce inventory stock level and (2) raw material shipping delays which affected the Company’s ability to meet customer required lead times.

Net sales from North and South America slightly decreased by 3.31% for the six months ended March 31, 2012, to $15,700,000 from $16,238,000 for the six months ended March 31, 2011. This decrease was mainly due to one of our major customers in the United States adjusting procurement plans for certain medical dressing products. However, this decrease was offset by the growth in orders from other countries, such as Venezuela, as the Company continued its expansion into South American markets.

Net sales to Japan slightly increased, with a growth of 6.77% to $11,353,000 for the six months ended March 31, 2012 from $10,633,000 for the six months ended March 31, 2011. This increase in sales was due to the Company adding new customers in Japan.

Net sales for medical products and PurCotton® products in the China market increased by approximately $7,546,000, or 45.17%, to approximately $24,251,000 for the six months ended March 31, 2012 from approximately $16,705,000 for the six months ended March 31, 2011. This increase was primarily composed of:

(1)	net sales from medical products in China reached $9,823,000, from $8,152,000 for the six months ended March 31, 2011, an increase of approximately $1,671,000, or 20.50%, as compared to same period last year, due to the Company’s continuing efforts to expand its sales channels, including increasing the number of local distributors covering more hospitals and penetrating deeper into existing hospitals, chain drug stores and other channels;

(2)	net sales attributable to the PurCotton® jumbo roll-supply business increased to $10,210,000 for the six months ended March 31, 2012 from $6,746,000 in the same period last year, an increase of $3,464,000, or 51.35%. This significant increase was due to increased demand from China customers who used it as a material in hygiene products and the versatile use of jumbo-rolls in areas such as home care and disposable products. With the increasing demand from these customers, PurCotton® jumbo roll sales have been steadily growing; and

(3)	net sales attributable to the PurCotton® retail business, which consists of online and offline businesses with 45 PurCotton retail stores as of March 31, 2012, two online sales platforms and sales to distributors, increased approximately $2,411,000 to $4,218,000 for the six months ended March 31, 2012, as compared to $1,807,000 in the same period last year (when the Company had only 33 PurCotton® retail stores and its online business was in the initial stage of development, as well as almost no mass distribution yet to supermarkets and department stores). The PurCotton® consumer products have been receiving positive customer feedback and gaining brand recognition, as evidenced by increasing sales and membership in the Company’s customer loyalty program.

Cost of Sales

The Company’s cost of sales increased by approximately $13,540,000, to approximately $61,631,000, for the six months ended March 31, 2012, from approximately $48,091,000 for the six months ended March 31, 2011. The cost in sales as a percentage of net sales was 74.58% and 71.86% for the six months ended March 31, 2012 and 2011, respectively. The increase in cost of sales was mainly attributable to: (1) an approximately 15% salary increase compared to the six months ended March 31, 2011; (2) the use of cotton with higher average purchase prices, as compared with the same period last year; and (3) an increase of approximately $647,000 impairment for a carding machine, which is a core component in one of the Company’s manufacturing lines. The management regularly tests this component for suitability for continued use. Due to the failure of this component, an impairment on the value of the carding machine was made as the carrying amount of the machine is not recoverable and exceeds its fair value.

Gross Profit

The Company’s gross profit increased by approximately $2,171,000 to approximately $21,004,000 for the six months ended March 31, 2012, from approximately $18,833,000 for the six months ended March 31, 2011. Gross profit as a percentage of net revenues was 25.42% for the six months ended March 31, 2012, compared with 28.14% for the six months ended March 31, 2011. The decrease in gross margin was mainly due to the challenging global economic conditions, especially in Europe and the U.S., which forced governments in these areas to tighten public expenditures leading to a more stringent budget for medical products. In order to maintain long-term cooperation with these customers, the Company offered certain products with lower selling prices than before to maintain and attract orders during the current economic climate. The Company expects that its adjustment of selling prices will be subject to global economic conditions and customer demands.

Other Operating Income/(Loss), Net

The Company’s other operating income, net, for the six months ended March 31, 2012, was income of $75,000, as compared with a loss of $102,000 for the six months ended March 31, 2011. Other operating income, net, mainly consists of disposals of leftover and obsolete materials and small amounts of processed cotton.

Government Subsidies

The Company’s government subsidies decreased $968,000 to $246,000 for the six months ended March 31, 2012, from $1,214,000 for the six months ended March 31, 2011. The decrease was mainly driven by the reduced receipt of financial incentives from PRC government authorities (especially from the Shenzhen government) because public expenses for holding certain local events resulted in less money for financial incentives to local companies, as compared to the same period last year.

Gain/(Loss) on Commodity Financial Instruments

Gain on commodity financial instruments for the six months ended March 31, 2012 was primarily composed of a gain of approximately $75,000 on trading cotton futures, compared to a loss of approximately $1,760,000 in the same period last year. The gain resulted from implementation of more stringent trading policies and process controls since the establishment of the Company’s Commodity Trading Center in July 2011.

Cotton is the Company’s primary raw material used in its manufacturing process. In the past, cotton prices have experienced periods of rapid increases and fluctuations. In such a situation, the Company cannot secure stable price quotes from cotton suppliers, resulting in inconsistency in the prices quoted to its customers. Therefore, the Company engages in cotton futures transactions in order to manage the impact of volatility in cotton prices on production.

Foreign Currency Exchange Losses, Net

The Company’s exchange difference, net, for the six months ended March 31, 2012, decreased $139,000 to a loss of $283,000, from a loss of $144,000 for the six months ended March 31, 2011. The increase in loss was mainly due to the Company’s involvement in foreign trades with international customers, the majority of which were settled in U.S. Dollars. The average exchange rates of RMB against U.S. Dollar were 6.3265 for the six months ended March 31, 2012 and 6.6197 in the same period last year, indicating a 4.43% appreciation of the RMB against the U.S. Dollar.

In order to minimize the currency exchange rate risk, the Company has been (1) reinforcing and expanding its businesses in the China market and (2) inserting clauses into contracts stipulating that the selling price is subject to the fluctuation of currency and the price of raw materials.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased $3,104,000 to approximately $14,962,000 for the six months ended March 31, 2012, from approximately $11,858,000 for the six months ended March 31, 2011. The selling, general and administrative expenses as a percentage of net sales was 18.11% and 17.72% for the six months ended March 31, 2012 and 2011, respectively. The increase in selling, general and administrative expenses resulted from increases in salary, leasing expenses, domestic transportation expenses and advertising fees, as well as new product sales fees (such as slotting allowance and bar code expenses to stores) for PurCotton retail products. These changes are:

(1)	salary (including wages, welfare, social insurance and stock incentives) increases of approximately $1,933,000, or 45.79%, during the six months ended March 31, 2012, as compared to the same period last year. The increase was primarily due to increases in wages and welfare for new and existing staff, as well as an increase in stock incentives to key employees;

(2)	leasing expense increases of approximately $686,000 during the six months ended March 31, 2012, as compared with the same period last year. The increase was mainly attributable to the rent paid for existing and newly-established PurCotton self-operated chain stores. The number of PurCotton retail stores increased to 45, as of March 31, 2012, from 33, as of March 31, 2011;

(3)	advertising fees, slotting allowance and bar code expenses to stores such as supermarkets and department stores, for the PurCotton retail business increases of $441,000 during the six months ended March 31, 2012, as compared with the same period last year. This increase was due to the Company: (a) engaging in more promotional activities for PurCotton retail products; and (b) launching its products into supermarkets and department stores, which resulted in the payment of new product sales fees expenses; and

(4)	increases in transportation expenses in China of approximately $478,000, as compared with the same period last year, due to an increase in sales and increases in the cost of logistics related to the PurCotton retail business and medical products as broader distribution channels were built.

Interest Expense

Interest expense increased to approximately $104,000, or 0.13% of net sales, for the six months ended March 31, 2012, as compared to approximately $93,000, or 0.14% of net sales, for the same period last year, an increase of approximately $11,000. The Company’s short-term bank loan, as of March 31, 2012, was approximately $6,355,000, compared to approximately $6,294,000 short-term bank loan for the six months ended March 31, 2011. The Company’s bank loans are primarily used as a supplement to working capital for daily operations.

Income Taxes

The Company’s income tax provision for the six months ended March 31, 2012 was $1,896,000, as compared to $722,000 for the six months ended March 31, 2011, an increase of $1,174,000. Income tax as a percentage of income before income taxes was 30.07% for the six months ended March 31, 2012, as compared with 11.43% for the same period last year.

According to PRC tax laws, a company’s pretax income in the current year cannot offset a loss that occurred more than five years ago. As the Company expects that the pretax income of PurCotton retail business may not be sufficient to utilize the unused tax losses before such expiration period, the Company recognized an approximate $907,000 valuation allowance for unused tax losses arising from the calendar years 2010 and 2011 to retail business during the six months ended March 31, 2012. This resulted in a comparatively higher effective tax rate for the six month period ended March 31, 2012 as compared to the same period last year.

The tax rates applicable to the Company’s PRC wholly owned subsidiaries are as follows:

	Calendar
	Year Ended
	December 31,	Calendar Year Ending December 31,
	2011	2012	2013	2014	2015
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical (Huanggang) Co., Ltd.	12.5%	12.5%	25%	25%	25%
Winner Medical & Textile Ltd. Chongyang	25%	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd.	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	25%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd.[1]	15%	25%	25%	25%	25%
Shenzhen PurCotton Technology Co., Ltd.	25%	25%	25%	25%	25%
Winner (Huanggang) Cotton Processing Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Guangzhou PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Shanghai PurCotton Co., Ltd.	25%	25%	25%	25%	25%

1 –	For years 2012, 2013 and 2014, the preferential tax rate of 15% will be subject to whether Winner Shenzhen can successfully renew the High and New Technology Enterprise Certificate which was awarded in 2009.

Winner Medical (Hong Kong) Limited and HK PurCotton Co. Ltd were subject to Hong Kong taxation on their activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for each of the six months ended March 31, 2012 and 2011, was 16.5%.

No provision for U.S. tax was made as the Company had no assessable income in the United States for the six months ended March 31, 2012 and 2011. The enterprise income tax rate in the United States was 34%.

Net Income Attributable to Non-controlling Interests

The Company’s financial statements reflect an adjustment to its consolidated group net income of income attributable to non-controlling interests of $20,000 and $33,000 for the six months ended March 31, 2012 and 2011, respectively. The third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited and a 30% interest in Shenzhen PurCotton E-commerce Co. Ltd. for the six months ended March 31, 2012. The third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited for the six months ended March 31, 2011.

Net Income Attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. was approximately $4,388,000 for the six months ended March 31, 2012, as compared to approximately $5,564,000 for the six months ended March 31, 2011, a decrease of approximately $1,176,000, or 21.14%. Net income as a percentage of net sales was 5.31% for the six months ended March 31, 2012, as compared with 8.31% for the same period last year.

This decrease in net income and net profit margin was primarily due to: (1) the lower selling prices to customers in Europe and the United States due to the economic downturn; (2) the recognition of an approximately $907,000 valuation allowance in income tax for its PurCotton retail business; and (3) an increase in sales and net income from medical products offsetting the net loss from the PurCotton retail business, which is still in a growth stage and requires significant start-up costs before it can contribute profits to the Company. The Company’s PurCotton retail business experienced an after-tax loss of $2,661,000 and $846,000 for the six months ended March 31, 2012 and 2011, respectively. The Company regards this loss as a strategic loss that reflects initial expenses by the Company for brand-building and expansion of online and offline distribution channels.

Inventory turnover

The Company’s inventory increased to approximately $26,184,000 as of March 31, 2012, as compared with approximately $25,409,000 as of September 30, 2011, an increase of $775,000, or 3.05%. Raw materials, work in process and finished goods accounted for approximately 43.32%, 25.43% and 31.25% of inventories as of March 31, 2012. The Company’s inventory turnover was 81 and 76 days for the six months ended March 31, 2012 and the year ended September 30, 2011, respectively. The slightly increased inventories during the six months ended March 31, 2012 was driven by the higher level of materials usage driven by increased net sales. However, the inventories decreased by approximately $4,672,000 as compared with approximately $30,856,000 as of December 31, 2011. The decrease was mainly driven by the Company’s strong management of inventory turnover level and the lower level of purchases of seed cotton by Winner (Huanggang) Cotton Processing Co, Ltd. due to the seasonality of the cotton plant.

Accounts and notes receivable collection period

Accounts and notes receivable increased to approximately $23,342,000 as of March 31, 2012, as compared to approximately $20,982,000 as of September 30, 2011, an increase of approximately $2,360,000 or 11.25%. The Company’s average accounts receivable collection period was 47 days and 44 days for the six months ended March 31, 2012 and the fiscal year ended September 30, 2011, respectively. The increase in the accounts receivable collection period is mainly due to: (1) increased sales of Chinese medical products to distributors and hospitals in China, which have a much longer account receivable collection period than those in other countries; and (2) comparatively greater numbers of sales in February and March 2012, compared with the sales in January 2012. Sales were approximately $10,554,000, $13,768,000 and $16,993,000 in January, February and March 2012, respectively, and the Company’s average account receivable collection is approximately 45 days. Thus, most of the accounts receivable are expected to be collected in the third quarter of fiscal 2012.

International sales have long been a major portion of the Company’s net sales, and most of such international sales were settled with Letters of Credit (L/C) secured by intermediary banks. The collection age of approximately 99% of accounts receivable as of March 31, 2012 was less than or equal to three months.

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

The accounts and notes receivable collection age as of March 31, 2012 is illustrated as follows:

(All amounts, other than percentages, in thousands of U.S. Dollars)

	Amount	As a
Periods	In Thousands	Percentage
Less than or equal to 3 months	$23,278	99.73%
3 to 6 months	$31	0.13%
6 to 12 months	$17	0.07%
More than 12 months	$16	0.07%
Total	$23,342	100.00%

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash and cash equivalents of approximately $18,581,000.

Cash Flows for the Six Months Ended March 31, 2012 and 2011

( All amounts in thousands of U.S. dollars )

	Six Months Ended
	March 31,
	2012	2011
Net cash provided by/(used in) operating activities	7,723	(5,762)
Net cash used in investing activities	(11,437)	(2,556)
Net cash provided by financing activities	158	5,076
Effect of exchange rate changes	192	418
Net decrease in cash and cash equivalents	(3,364)	(2,824)
Cash and cash equivalents at the beginning of period	21,945	14,818
Cash and cash equivalents at the end of period	18,581	11,994

Operating Activities

Net cash provided by operating activities was $7,723,000 for the six months ended March 31, 2012, an increase of $13,485,000 from $5,762,000 of net cash used in operating activities for the same period last year. Overall, this increase was mainly due to:

(1)	cash flows used in inventories of approximately $531,000 during the six months ended March 31, 2012, as compared with cash flows used in inventories of approximately $10,194,000 for the six months ended March 31, 2011, an decrease of approximately $9,663,000. This decrease in cash flows used in inventories was driven by the Company’s stronger management of the performance of inventory turnover; and

(2)	cash flows used by prepaid expenses and other current assets of approximately $779,000 during the six months ended March 31, 2012, as compared with cash flows used in prepaid expenses and other current assets of approximately $4,987,000 for the six months ended March 31, 2011, a decrease in cash flows used of approximately $4,208,000. This decrease was mainly due to (a) the stable price of cotton, resulting in a decrease of prepaid deposit to third parties and (b) decreased prepaid deposit for processed cotton procurement. The start of operations by Winner (Huanggang) Cotton Processing Co., Ltd., which provides the Company with more processed cotton, resulted in less need to purchase processed cotton from third parties compared with the same period last year, thereby decreasing the demand for prepaid deposits for processed cotton procurement.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2012 was $11,437,000, an increase of $8,881,000 from $2,556,000 for the six months ended March 31, 2011. During the six months ended March 31, 2012, the increased cash used in investing activities was primarily for: (1) the Company’s net purchase of held-to-maturity investments of approximately $3,427,000; (2) an approximately $876,000 initial investment by Winner Medical & Textile Ltd. Chongyang in the construction of buildings for expanding and relocating production lines; and (3) an approximately $2,600,000 investment in the installation of manufacturing lines for PurCotton baby diapers.

Financing Activities

The Company’s primary net cash provided by financing activities was net proceeds of bank borrowings for the six months ended March 31, 2012. Net cash provided by financing activities for the six months ended March 31, 2012 totaled $158,000, a decrease of $4,918,000, which is mainly due to the net proceeds from bank borrowing being $Nil, compared with $5,287,000 in the same period of last fiscal year.

The Company’s debt to asset ratio was approximately 16.48% as of March 31, 2012. The Company plans to maintain its debt to asset ratio below 40% in order to provide adequate space for new bank loans if needed. The Company believes that it currently maintains a good business relationship with each of the banks with which it has loans. As of March 31, 2012, the Company had approximately $30.19 million in bank credit facilities from three commercial banks and, after utilizing bank loans of $6.35 million, there is $23.84 million available under bank credit facilities. These facilities consist of approximately: (i) $6.35 million from Shenzhen Branch of China Merchants Bank; (ii) $12.71 million from Shenzhen Branch of the Industrial and Commercial Bank of China; and (iii) $4.78 million from Huanggang Branch of Agricultural Development Bank of China. The weighted average interest rate on short-term borrowings for the six months ended March 31, 2012 and 2011, was 7.31% and 4.41% per annum, respectively.

The Company’s subsidiaries in Shenzhen and Huanggang have credit lines with the Shenzhen Branch of China Merchants Bank, the Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of Agricultural Bank of China, representing trade acceptances, loans and overdrafts.

Bank loans as of March 31, 2012

			Balance as of
			March 31, 2012
Item	Bank	Loan period	US$
A	Shenzhen Branch of China Merchants Bank	11-28-2011 to 09-16-2012	3,177,000
B	Shenzhen Branch of China Merchants Bank	12-29-2011 to 09-16-2012	3,177,000
		Total	6,354,000

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•	Revenue Recognition –The Company derives its revenue primarily from the sales of disposable medical dressings and PurCotton® products. Sales of goods are recognized when goods are shipped, title of goods sold has passed to the purchaser, the price is fixed or determinable as stated on the sales contract, and its collectability is reasonably assured. Customers do not have a general right of return on products shipped. Product returns to the Company were insignificant.

•	Inventory –Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

•	Trade accounts receivable –Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at reporting period-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at reporting period-end will be immaterial.

•	Property, plant and equipment –Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expenses as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold land	Over the lease term

Buildings	10 - 30 years

Plant and machinery	10 - 12 years

Furniture, fixtures and equipment	5 - 8 years

Motor vehicles	5 - 8 years

Leasehold improvements	Over the lease term

•	Impairment of long-lived assets – The Company evaluates all of its long-lived assets for impairment in accordance with the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of fixed assets on an annual basis or whenever events or changes in circumstances indicate that the fair value or future discounted cash flows of these assets is less than the carrying value. Should events indicate that any of the Company’s long-lived assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value, or the difference between the carrying value and future discounted cash flows of the impaired assets, and recorded in earnings during the period of such impairment.

•	Financial Instruments and Derivatives – The Company does not use derivative financial instruments for speculative trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign-currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial banks. The Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, the Company has not designated or accounted for them as hedging instruments. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under ASC 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

•	Stock-Based Compensation – The Company has adopted ASC 718, ''Compensation-Stock Compensation,'' which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. Compensation expense is recognized for those awards that are expected to vest, which the Company estimates based upon historical forfeitures.

•	Income taxes –Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure controls and procedures.

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyaun Fang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Li and Fang concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Between April 9 and April 27, 2012, three purported shareholder class actions were filed against the Company, its board of directors and its chief executive officer, Jianquan Li, in District Court, Clark County, Nevada (the “Class Actions”). The Class Actions arise from Mr. Li’s initial non-binding proposal on April 2, 2012 to acquire all outstanding shares of the Company’s common stock not owned or controlled by him or his wife in a “going private” transaction. The Class Actions allege that the Company’s board of directors have breached their fiduciary duties to the Company as a result of the proposed “going private” transaction, and the Company has aided and abetted those alleged breaches. The Company has not yet responded to the Class Actions, but believes the allegations therein are without merit. The Company intends to defend itself vigorously against the claims.

The Company has not yet been required to respond formally to these lawsuits. In addition, the complaints do not specify any amount of damages to be sought by plaintiffs. Because these matters are in very early stages, the Company cannot determine whether or not an adverse outcome is probable, nor can it provide a reasonable estimate of any potential losses related to these matters. While the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity

Other than the above, the Company is currently not aware of any such legal proceedings or claims that it believes it will have a material adverse affect on its business, financial condition or operating results. In addition, to the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent of the Company’s securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The list of exhibits required to be filed as exhibits to this Report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 10, 2012

WINNER MEDICAL GROUP INC.

By:	/ s/ Jianquan Li
Jianquan Li
Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Xiuyuan Fang
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

The following materials from the Winner Medical Group Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Consolidated Balance Sheets (Unaudited),
(ii)	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited),
(iii)	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited),
(iv)	Condensed Consolidated Statements of Cash Flows (Unaudited), and
(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*	filed herewith

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

