Form 10-Q
period 2012-06-30
WINNER MEDICAL GROUP INC
filed 2012-08-09
CIK 808011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares outstanding of the issuer’s class of common equity as of August 9, 2012 was 24,371,872.

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

WINNER MEDICAL GROUP INC.

  Condensed Consolidated Financial Statements (Unaudited)

  For the three and nine months ended June 30, 2012 and 2011

4

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income	F-2

Condensed Consolidated Statements of Stockholders’ Equity	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5-F-20

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2012	2011
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	25,225,650	21,945,105
Restricted bank deposits	107,679	1,836,491
Restricted broker margin account	475,106	0
Accounts and notes receivable, less allowances for doubtful accounts of US$92,213 and US$159,485 at June 30, 2012 and September 30, 2011, respectively	23,789,096	20,982,263
Amounts due from affiliated companies	84,550	157,779
Inventories	25,500,169	25,408,700
Prepaid expenses and other current assets	11,805,719	8,334,504
Income taxes recoverable	234,400	146,408
Deferred tax assets	345,293	376,411
Total current assets	87,567,662	79,187,661
Property, plant and equipment, net	69,678,053	65,461,750
Investment in equity investees	2,573,325	2,421,915
Intangible assets, net	148,340	126,918
Prepaid expenses and other receivables	2,463,983	1,596,354
Deferred tax assets	1,190,522	1,124,089
Total assets	163,621,885	149,918,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	6,324,211	6,294,356
Accounts payable	10,137,984	7,420,580
Accrued payroll and employee benefits	3,508,256	3,141,756
Customer deposits	1,099,714	1,115,887
Accrued and other liabilities	6,822,643	4,253,889
Amounts due to affiliated companies	85,402	0
Income taxes payable	1,437,598	1,970,710
Total current liabilities	29,415,808	24,197,178
Deferred tax liabilities	0	45,025
Total liabilities	29,415,808	24,242,203

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000, issued and outstanding June 30, 2012 –24,371,872 shares; September 30, 2011 –24,140,247 shares	24,373	24,141
Additional paid-in capital	43,559,598	42,490,464
Retained earnings	65,635,028	58,984,686
Statutory reserves	5,932,049	5,866,970
Accumulated other comprehensive income	18,790,415	18,169,505
Total Winner Medical Group Inc. stockholders’ equity	133,941,463	125,535,766

Noncontrolling interests	264,614	140,718
Total stockholder’s equity	134,206,077	125,676,484

Total liabilities and stockholder’s equity	163,621,885	149,918,687

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$

Net sales	48,191,971	41,536,465	130,827,383	108,460,785

Cost of sales	(35,960,360)	(30,227,856)	(97,591,364)	(78,318,957)
Gross profit	12,231,611	11,308,609	33,236,019	30,141,828

Other operating income/(loss), net	144,329	(2,831)	218,960	(104,786)
Government subsidies	169,784	90,407	416,274	1,304,622
Realized gain/(loss) on commodity financial instruments	92,791	65,037	167,467	(1,694,632)
Foreign currency exchange gain/(loss)	199,642	(270,910)	(83,240)	(415,041)
Selling, general and administrative expenses	(10,576,805)	(7,293,780)	(25,538,616)	(19,151,578)

Income from operations	2,261,352	3,896,532	8,416,864	10,080,413
Interest income	109,120	59,088	279,760	105,256
Interest expense	(125,150)	(134,793)	(228,701)	(227,978)
Equity in earnings of 50 percent or less owned persons	69,945	179,745	151,410	362,860
Income before income taxes	2,315,267	4,000,572	8,619,333	10,320,551

Income taxes	55,227	(565,349)	(1,840,529)	(1,287,744)
Net income	2,370,494	3,435,223	6,778,804	9,032,807

Net income attributable to noncontrolling interests	(43,210)	(10,698)	(63,383)	(44,102)
Net income attributable to Winner Medical Group Inc.	2,327,284	3,424,525	6,715,421	8,988,705

Comprehensive income:
Net income	2,370,494	3,435,223	6,778,804	9,032,807
Foreign currency translation difference	(600,851)	1,385,899	621,397	3,757,299
Comprehensive income attributable to noncontrolling interests	(41,732)	(10,672)	(63,870)	(44,452)

Comprehensive income attributable to Winner Medical Group Inc.	1,727,911	4,810,450	7,336,331	12,745,654

Net income attributable to Winner Medical Group Inc. per share
- basic	0.10	0.14	0.28	0.37
- diluted	0.09	0.14	0.27	0.37

Weighted average common stock outstanding
- basic	24,371,872	24,130,247	24,365,867	24,125,593
- diluted	25,013,418	24,601,088	24,770,079	24,621,897

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
	Common stock		Additional			other	Non-	Total
	Stock		paid-in	Retained	Statutory	comprehensive	controlling	Stockholders’
	outstanding	Amount	capital	earnings	reserves	Income	interests	equity
		US$	US$	US$	US$	US$	US$	US$

Balance at September 30, 2010	23,950,740	23,951	40,154,494	48,730,034	4,585,731	12,302,762	100,199	105,897,171

Restricted stock units granted	0	0	618,129	0	0	0	0	618,129
Stockholder’s contribution	0	0	1,718,031	0	0	0	0	1,718,031
Issuance of restricted stock units	189,507	190	(190)	0	0	0	0	0

Net income	0	0	0	11,535,891	0	0	39,772	11,575,663

Foreign currency translation adjustments	0	0	0	0	0	5,866,743	747	5,867,490
Transfer to statutory reserves	0	0	0	(1,281,239)	1,281,239	0	0	0
Balance at September 30, 2011	24,140,247	24,141	42,490,464	58,984,686	5,866,970	18,169,505	140,718	125,676,484
Restricted stock units and stock options granted	0	0	1,129,392	0	0	0	0	1,129,392
Issuance of restricted stock units	231,625	232	(232)	0	0	0	0	0

Net income	0	0	0	6,715,421	0	0	63,383	6,778,804

Transfer from Statutory reserves	0	0	0	(65,079)	65,079	0	0	0
Foreign currency translation adjustments	0	0	0	0	0	620,910	487	621,397
Contribution from noncontrolling interests	0	0	0	0	0	0	474,593	474,593
Purchase of noncontrolling interests	0	0	(60,026)	0	0	0	(414,567)	(474,593)

Balance at June 30, 2012	24,371,872	24,373	43,559,598	65,635,028	5,932,049	18,790,415	264,614	134,206,077

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2012	2011
	US$	US$
Cash flows from operating activities
Net income	6,778,804	9,032,807
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property, plant and equipment	4,594,318	4,030,486
Amortization of intangible assets	26,267	20,789
Loss on disposal of property, plant and equipment	129,211	246,097
Impairment of property, plant and equipment	1,464,403	0
Change in fair value of financial instruments, net	(3,028)	(71,071)
Equity in earnings of 50 percent or less owned persons	(151,410)	(362,860)
Investment income from held-to-maturity investments	(197,441)	(55,835)
Stock-based compensation expenses	1,129,392	644,726
Gain on realized commodity financial instruments	(74,496)	0
Deferred tax	(73,436)	(589,145)
Changes in operating assets and liabilities:
Restricted bank deposits	1,575,114	193,677
Restricted broker margin account	(400,610)	(1,293,173)
Accounts receivable	(2,707,311)	(4,254,544)
Amounts due from affiliated companies	73,977	(7,208)
Inventories	29,048	(8,676,339)
Prepaid expenses and current assets	(3,438,644)	(3,949,729)
Income taxes recoverable	(87,298)	7,061
Accounts payable	2,682,207	2,582,464
Accrued payroll and employee benefits	351,598	458,738
Customer deposits	(21,467)	11,332
Accrued and other liabilities	1,978,259	309,727
Amounts due to affiliated companies	85,402	653
Income taxes payable	(537,882)	84,838
Net cash provided by/ (used in) operating activities	13,204,977	(1,636,509)

Cash flows from investing activities
Purchase of property, plant and equipment	(7,733,003)	(5,070,594)
Purchase of intangible assets	(47,031)	(23,904)
Proceeds from disposal of property, plant and equipment	40,585	39,139
Deposits paid for property, plant and equipment	(2,244,371)	(1,589,928)
Redemption of held-to-maturity investments	36,480,515	31,229,055
Purchase of held-to-maturity investments	(36,283,074)	(29,647,424)
Net cash used in investing activities	(9,786,379)	(5,063,656)

Cash flows from financing activities
Proceeds from bank borrowings	9,461,036	12,752,313
Repayment of bank borrowings	(9,461,036)	(4,390,219)
Purchase of noncontrolling interests	(425,747)	(211,490)
Restricted bank deposits	157,756	0
Net cash (used in)/provided by financing activities	(267,991)	8,150,604

Effect of exchange rate changes	129,938	723,033

Net increase in cash and cash equivalents	3,280,545	2,173,472
Cash and cash equivalents, beginning of period	21,945,105	14,818,179
Cash and cash equivalents, end of period	25,225,650	16,991,651

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest of US$183,875 and US$Nil during the nine months ended June 30, 2012 and 2011, respectively	228,701	227,978
Income taxes	2,542,999	1,864,125

See accompanying notes to condensed consolidated financial statements.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Preparation of Financial Statements

The accompanying condensed consolidated financial statements of Winner Medical Group Inc (“Winner Medical” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three and nine months ended June 30, 2012 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2011. The Company follows the same accounting policies in preparation of interim reports.

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

3.	Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This pronouncement is an authoritative guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. In addition, ASU 2011-04 expanded the required disclosures around fair value measurements including (i) reporting the level in the fair value hierarchy used to value assets and liabilities which are not measured at fair value, but where fair value is disclosed, and (ii) qualitative disclosures about the sensitivity of Level 3 fair value measurements to changes in unobservable inputs used. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal year beginning October 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Net Income Attributable to Winner Medical Group Inc. Per Share

Net income attributable to Winner Medical Group Inc. per share- Basic net income attributable to Winner Medical Group Inc. per share is computed by dividing net income attributable to Winner Medical Group Inc. available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income attributable to Winner Medical Group Inc. per share gives effect to all dilutive potential ordinary shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and nine months ended June 30, 2012 and 2011, the basic and diluted net income attributable to Winner Medical Group Inc. per share calculated in accordance with ASC 260, "Earnings Per Share", are reconciled as follows:

	Three months ended June 30,
	2012	2011
	US$	US$
Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	2,327,284	3,424,525

Weighted average common stock outstanding	24,371,872	24,130,247

Net income attributable to Winner Medical Group Inc. per share	0.10	0.14

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	2,327,284	3,424,525

Weighted average common stock outstanding	24,371,872	24,130,247

Effect of dilution

Restricted stock	412,235	470,841
Options	229,311	0

Weighted average common stock outstanding	25,013,418	24,601,088

Net income attributable to Winner Medical Group Inc. per share	0.09	0.14

	Nine months ended June 30,
	2012	2011
	US$	US$
Basic income per share

Net income attributable to Winner Medical Group Inc. for the period	6,715,421	8,988,705

Weighted average common stock outstanding	24,365,867	24,125,593

Net income attributable to Winner Medical Group Inc. per share	0.28	0.37

Diluted income per share

Net income attributable to Winner Medical Group Inc. for the period	6,715,421	8,988,705

Weighted average common stock outstanding	24,365,867	24,125,593

Effect of dilution

Restricted stock	343,397	496,304
Options	60,815	0

Weighted average common stock outstanding	24,770,079	24,621,897

Net income attributable to Winner Medical Group Inc. per share	0.27	0.37

The number of stock options excluded from the calculation of diluted earnings per share for each of the three months ended June 30, 2012 and 2011, was nil; the number of stock options excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2012 and 2011, was 350,000 and nil, respectively, because their inclusion would have been anti-dilutive. As of June 30, 2011, there were no potential dilutive common shares relating to stock options in the Company.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Held-to-maturity investments

As of June 30, 2012 and September 30, 2011, there were no held-to-maturity investments. The Company had held-to-maturity investments during the three and nine months ended June 30, 2012 and 2011, which were money management products. Interest on these investments of US$81,455 and US$37,221 was included in interest income during the three months ended June 30, 2012 and 2011, respectively; US$197,441 and US$55,835 during the nine months ended June 30, 2012 and 2011, respectively.

6.	Inventories

Inventories by major categories are summarized as follows:

	June 30,	September 30,
	2012	2011
	US$	US$
Raw materials	10,872,422	10,851,917
Work-in-progress	6,341,270	7,086,688
Finished goods	8,286,477	7,470,095
	25,500,169	25,408,700

7.	Credit Facilities and Pledged Assets

The Company’s subsidiaries in Shenzhen and Huanggang have credit lines with Shenzhen Commercial Bank, Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of the Agricultural Development Bank of China, representing trade acceptances, loans and overdrafts.

As of June 30, 2012, the Company had approximately US$30.04 million bank credit facilities from three commercial banks and, after utilizing bank loans of US$6.32 million, there are $23.72 million available under bank credit facilities, consisting of approximately US$6.32 million from Shenzhen Branch of China Merchants Bank, approximately $12.65 million from Shenzhen Branch of the Industrial and Commercial Bank of China and approximately US$4.75 million from Huanggang Branch of Agricultural Development Bank of China. These facilities mature in August 2012 and October 2014. The weighted average interest rates on short-term borrowings as of June 30, 2012 and September 30, 2011, were 7.46% and 6.98% per annum, respectively. There are no significant covenants or other financial restrictions relating to the Company’s facilities except that, at June 30, 2012, buildings with net book values of US$3,752,034, plant and machinery with net book values of US$11,891,465 and, at September 30, 2011, buildings with a net book value of US$3,857,373 have been pledged as collateral for the above-mentioned facilities.

As of June 30, 2012 and September 30, 2011, the Company had the following short-term bank loans:

	June 30,	September 30,
	2012	2011
	US$	US$

Bank loans repayable within one year	6,324,211	6,294,356

Original currency in Chinese Renminbi	40,000,000	40,000,000

Bank loans as of June 30, 2012 that are secured by buildings and plant and machinery consisted of the following:

		June 30,
		2012
Loan	Loan period	US$
A	November 28, 2011 to September 16, 2012	3,162,105
B	December 29, 2011 to September 16, 2012	3,162,106
		6,324,211

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2012	2011
	US$	US$

Value added tax receivable	6,198,898	4,717,557
Advance to suppliers	3,390,705	1,626,030
Rental deposit	864,628	684,424
Other deposit	538,131	826,325
Deferred expenditure	317,617	130,666
Fair value of financial instruments	0	51,141
Others	495,740	298,361
	11,805,719	8,334,504

9.	Income Taxes

United States

The Company is incorporated in Nevada in the United States of America and is subject to U.S. federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the first quarter. The applicable income tax rate for the Company for each of the three and nine months ended June 30, 2012 and 2011, was 34%.

Cayman Islands

Winner Group Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Winner Medical (Hong Kong) Limited (“Winner HK”), a 60% owned subsidiary of the Company, is incorporated in Hong Kong. Winner HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. Winner HK was incorporated in January 2008 and the applicable statutory tax rate for the subsidiary for the three and nine months ended June 30, 2012 and 2011, was 16.5%.

On January 25, 2011, a wholly-owned subsidiary HK PurCotton Co., Ltd., or “HK PurCotton” was established. The applicable income tax rate for HK PurCotton was 16.5% for the three and nine months ended June 30, 2012 and 2011.

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

On September 11, 2009, Winner Industries (Shenzhen) Co., Ltd., or "Winner Shenzhen", obtained a High and New Technology Enterprise Certificate from the Ministry of Science and Technology of China, the Ministry of Finance and the State Administration of Taxation. Winner Shenzhen enjoyed an applicable preferential income tax rate of 15% from January 1, 2009 to December 31, 2011. According to the State Administration of Taxation Notice [2011] No. 4, High and New Technology enterprises applying for renewal of their status can file and pay taxes at a 15% rate prior to receiving approval of renewal and within the previously approved qualifying period. Management expects that Winner Shenzhen will be certified as a High and New Technology enterprise during the calendar year ending December 31, 2012. Accordingly, the applicable enterprise income tax rate for Winner Shenzhen is 15% for the period from January 1 to June 30, 2012.

The Company classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed a self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by tax authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2012, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for uncertain positions in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and nine months ended June 30, 2012 and 2011, respectively. The Company’s uncertain tax positions related to open tax years are subject to examination by the relevant tax authorities, the major one being the China Tax Authority. The open period for examination in the PRC is 5 tax years.

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Nine months ended June 30,
	2012	2011
	US$	US$

Tax calculated at domestic statutory rate (2012: 25%; 2011: 25%)	2,154,833	2,580,138
Effect of different tax rates in various jurisdictions	293,335	96,791
Tax effect of preferential tax treatment	(1,165,904)	(1,161,515)
Tax effect of preferential tax treatment on research and development expenses	(321,570)	0
Tax effect of expenses not deductible for tax purpose	18,311	32,195
Tax effect of government subsidies not subject to tax	0	(189,764)
Change in valuation allowance	907,223	(44,260)
Under/(over) provision in previous years	48,857	(70,523)
Utilization of tax loss	(77,169)	0
Others	(17,387)	44,682
	1,840,529	1,287,744

10.	Related Party Transactions

During the three months ended June 30, 2012 and 2011, the Company purchased goods from L+L Healthcare Hubei Co., Ltd. (“L+L”), an equity investee, for US$24,679 and US$6,861, respectively, and sold goods to it for US$315,019 and US$18,373, respectively. During the nine months ended June 30, 2012 and 2011, the Company purchased goods from L+L for US$56,408 and US$139,817, respectively, and sold goods to it for US$$824,169 and US$40,466, respectively. As of June 30, 2012 and September 30, 2011, the amounts due from L+L were US$79,525 and US$119,368, respectively. L+L Healthcare Hubei Co., Ltd declared dividends of US$Nil to the Company for each of the three months ended June 30, 2012 and 2011; US$Nil and US$200,000 to the Company for the nine months ended June 30, 2012 and 2011, respectively.

During the three months ended June 30, 2012 and 2011, the Company sold goods to Chengdu Winner Likang Medical Appliance Co., Ltd. (“Winner Chengdu”), an equity investee, for US$13,596 and US$7,613, respectively, and purchased goods from it for US$66,759 and US$22,305, respectively. During the nine months ended June 30, 2012 and 2011, the Company sold goods to Winner Chengdu, for US$58,564 and US$11,458, respectively, and purchased goods from it for US$237,265 and US$63,433, respectively. As of June 30, 2012 and September 30, 2011, amounts due to Winner Chengdu were US$85,402 and US$Nil, respectively. As of June 30, 2012 and September 30, 2011, amounts due from Winner Chengdu were US$5,025 and US$38,411, respectively.

The amounts due from/to the above affiliated companies are unsecured, interest free and payable according to the trading credit terms.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Related Party Transactions - Continued

On January 1, 2011, Mr. Jianquan Li, the chief executive officer of the Company, entered into agreements with the Company in relation to commodity derivatives trading activities. In the agreements, as of September 30, 2011, the shortfall between the restricted broker margin account balance maintained for the commodity derivatives trading activities and the balance in that account on January 1, 2011, or US$2,838,000, was to be undertaken by Mr. Jianquan Li by way of cash payment from Mr. Jianquan Li to the Company on September 30, 2011. The Company accounts for this transaction between the Company and Mr. Jianquan Li in accordance with Staff Accounting Bulletin Topic 5T, under which the payment from Mr. Jianquan Li for the shortfall was recognized in additional paid-in capital as of September 30, 2011. The loss from trading in commodity financial instruments for the nine months ended June 30, 2011 of US$1,694,632 has been recognized in the consolidated statements of income and comprehensive income.

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

There was no stock-based compensation cost recorded for independent directors for the three and nine months ended June 30, 2012 and 2011, respectively.

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

On October 7, 2011, the Company issued 231,625 shares of the Company’s common stock to those entitled employees, representing vesting of the second 50% of the total number of shares of restricted stock awarded.

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

A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
	Number of stock	Average	Remaining
	options	Exercise Price	Contractual Life
		US$	Years
Balance at September 30, 2010 and 2011	0	0	0
Options granted	1,700,000	3.14	4.00
Outstanding at June 30, 2012	1,700,000	3.14	4.00
Exercisable at June 30, 2012	0	0

There was no option cancelled or exercised during the three and nine months ended June 30, 2012. As at June 30, 2012, the aggregated intrinsic value of options outstanding was US$1,374,000.

The weighted average estimated fair value of stock options granted during the nine months ended June 30, 2012 was determined using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.42%~1.25%
Expected life	4.5 years
Term structure of volatility	44.70%~46.70%
Dividend yield	0
Weighted average estimated fair value per option	US$1.07

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

The Company recorded stock-based compensation expenses included in selling, general and administrative expenses of US$384,569 and US$118,465 for the three months ended June 30, 2012 and 2011, respectively and US$1,129,392 and US$644,726 for the nine months ended June 30, 2012 and 2011, respectively.

Management considered that the fair value of outstanding restricted share units approximates the market value of the Company’s common stock of US$3.95 per share as at June 30, 2012.

As of June 30, 2012, a cumulative total of 1,051,306 non-vested restricted stock units have been cancelled and a cumulative total of 411,132 restricted stock units were vested. The total fair value of restricted stock units vested during the nine months ended June 30, 2012 and 2011, was US$697,191 and US$536,726, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Stock-Based Compensation-Continued

A summary of the restricted stock units activity is as follows:

	2008-09 Plan Number of units	2010-11 Plan Number of units	2011-13 Plan Number of units	2012-13 Plan Number of units	Total Number of units	Weighted average grant date fair value US$
Nonvested units outstanding At September 30, 2010	478,750	287,250	0	0	766,000	3.53
Granted	0	0	300,000	0	300,000	5.31
Cancelled	(67,618)	(49,688)	(172,000)	0	(289,306)	4.60
Vested	(179,507)	0	0	0	(179,507)	2.99
Nonvested units outstanding at September 30, 2011	231,625	237,562	128,000	0	597,187	4.07
Granted	0	0	0	530,000	530,000	3.03
Cancelled	0	0	(128,000)	0	(128,000)	5.31
Vested	(231,625)	0	0	0	(231,625)	3.01
Nonvested units outstanding at June 30, 2012	0	237,562	0	530,000	767,562	3.46

As of June 30, 2012, the unrecognized stock-based compensation expense for the 2010-2011 Plan, 2011-2013 Plan and 2012-2013 Plan was US$130,655, US$Nil and US$2,375,759, respectively, which totals US$2,506,414 and is expected to be amortized over the weighted average period of 1.99 years.

12.	Commitments and Contingencies

Operating leases - The Company was obligated under operating leases requiring minimum rentals as follows:

US$
Three months ending September 30, 2012	688,574
Years ending September 30,
2013	1,895,772
2014	886,771
2015	322,407
2016 and after	0
Total minimum lease payments	3,793,524

Rental expenses under operating leases included in the consolidated statements of income and comprehensive income were US$909,272 and US$647,159 for the three months ended June 30, 2012 and 2011, respectively. Rental expenses under operating leases for nine months ended June 30, 2012 and 2011, included in the consolidated statement of income and comprehensive income were US$2,630,246 and US$1,664,982, respectively.

Purchase obligations - The Company has signed agreements with suppliers and other parties to purchase plant and machinery and computer equipment with estimated non-cancelable obligations of US$5,997,376 and US$4,233,939 as of June 30, 2012 and September 30, 2011, respectively.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Commitments and Contingencies - continued

Legal proceedings - Between April 9 and April 27, 2012, three purported shareholder class actions were filed against the Company, its board of directors and its chief executive officer, Jianquan Li, in District Court, Clark County, Nevada (the “Class Actions”). The Class Actions arise from Mr. Li’s initial non-binding proposal on April 2, 2012 to acquire all outstanding shares of the Company’s common stock not owned or controlled by him or his wife in a “going private” transaction. The Class Actions allege that the Company’s board of directors have breached their fiduciary duties to the Company as a result of the proposed “going private” transaction, and the Company has aided and abetted those alleged breaches. The Company has not yet responded to the Class Actions, but believes the allegations therein are without merit. The Company intends to defend itself vigorously against the claims.

The Company has not yet been required to respond formally to these lawsuits. In addition, the complaints do not specify any amount of damages to be sought by plaintiffs. Because these matters are in very early stages, the Company cannot determine whether or not an adverse outcome is probable, nor can it provide a reasonable estimate of any potential losses related to these matters. While the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Other than the above, the Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse affect on its business, financial condition or operating results. In addition, to the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent of the Company’s securities, or any associate of any such director, officer or security holder, is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

The financial instruments of the Company are cash and cash equivalents, restricted bank deposits, restricted broker margin account, accounts receivable, deposits and other receivable, other current assets, bank loans, accounts payable and other current liabilities are valued at fair values due to their short-term nature. These financial assets and liabilities are classified as either Level 1 or Level 2 in the fair value hierarchy as of June 30, 2012 and September 30, 2011. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

Held-to-maturity investments – The Company’s held-to-maturity investments are carried at amortized cost. The fair value of held-to-maturity investments is approximated to the carrying value, based on the quoted prices for securities with similar characteristics and other observable inputs such as interest rates that are observable at commonly quoted intervals can be obtained directly from the commercial bank and such fair value measurement is considered as Level 2 in the fair value hierarchy.

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

Foreign exchange derivatives - The Company’s operations are exposed to market risk primarily due to changes in currency exchange rates. In order to manage such risks so as to reduce volatility in earnings and cash flows, the Company enters into several foreign exchange forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. No foreign exchange forward contracts were outstanding as of June 30, 2012. The Company’s foreign exchange forward contracts are classified as Level 2 in the fair value hierarchy under ASC 820 since the quoted prices of these foreign currency forward contracts can be obtained directly from the commercial bank.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fair Value Measurement -Continued

The following table summarizes the Company’s fair value of derivatives:

	Condensed Consolidated	June 30,	September 30,
	Balance Sheet Presentation	2012	2011
		US$	US$
Derivatives not designated as hedging instruments
Fair value of foreign exchange forward contracts	Prepaid expenses and other current assets	0	51,141

Fair value of foreign exchange forward contracts	Accrued and other liabilities	0	16,482

The impact on earnings from foreign exchange derivatives activity, including changes in the fair value of derivatives for the three and nine months ended June 30, 2012 and 2011 are as follows:

		Three months ended
	Presentation of gain or loss	June 30,
	recognized on derivatives	2012	2011
		US$	US$
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Unrealized exchange gain	0	39,611
	Unrealized exchange loss	0	(4,946)

	Other operating income, net	0	34,665

		Nine months ended
	Presentation of gain or loss	June 30,
	recognized on derivatives	2012	2011
		US$	US$
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Unrealized exchange gain	0	79,560
	Unrealized exchange loss	0	(8,489)

	Other operating income, net	0	71,071

The realized gain on foreign exchange forward contracts included in other operating income, net was US$Nil in each of the three months ended June 30, 2012 and 2011, respectively. The realized loss on foreign exchange forward contracts included in other operating income was US$20,484 and realized gain was US$169,040 for the nine months ended June 30, 2012 and 2011, respectively.

Commodity derivatives - Cotton is the primary raw material used to manufacture many of the Company’s products and is purchased at market prices. Starting from October 2010, the Company uses commodity financial instruments to manage the risk of cotton purchase cost. Although the commodity financial instruments are economic hedges of specified risks, they are not designated or accounted for as hedging instruments. The commodity financial instruments are valued at fair value. The commodity derivatives require collateral, referred to as margin, in the form of cash. As of June 30, 2012, the Company’s restricted broker margin account was US$475,106, net of unrealized gain of US$Nil. As of June 30, 2012 and 2011, the fair value of commodity financial instruments decreased by US$Nil and US$73,738, respectively, which were recorded in other operating income. The total outstanding cotton futures contracts amounted to US$Nil as of June 30, 2012. The Company’s commodity financial instruments are classified as Level 1 in the fair value hierarchy under ASC Topic 820 since the quoted unadjusted prices of these commodity financial instruments are available in active markets.

The realized gain for the three months ended June 30, 2012 and 2011 on commodity financial instruments was US$92,791 and US$65,037, respectively. The realized gain for the nine months ended June 30, 2012 was US$167,467 and the realized loss for the nine months ended June 30, 2011 was US$1,694,632.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Operating Risk

Concentrations of credit risk, major customers and suppliers - A substantial percentage of the Company’s sales are made to one customer, Sakai Shoten Co., Ltd, and are typically sold on an open account basis. The sales to Sakai Shoten Co., Ltd. accounted for 9.93% and 11.39% of the total net sales for the three months ended June 30, 2012 and 2011, respectively, and 9.09% and 12.07% of the total net sales for the nine months ended June 30, 2012 and 2011, respectively.

A substantial percentage of the Company’s accounts receivable are from three customers with balances that represented the following percentages of total accounts receivable at June 30, 2012 and September 30, 2011, respectively: Heng’an Group Ltd, 14.14% and 8.40%; Molnlycke Health Care AB, 9.98% and 15.14%; and Tyco Healthcare Co., Ltd, 9.95% and 10.05%. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

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

Foreign currency risk - The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On June 30, 2012 and September 30, 2011, the exchange rates of RMB against the US dollar were 6.3249 and 6.3549, respectively; the appreciation of RMB against the US dollar was 0.47%. On June 30, 2012 and September 30, 2011, the exchange rates of RMB against Euro were 7.8710 and 8.6328 respectively. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have a material adverse effect on the Company’s business and financial results.

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	Geographical Information

The business of the Company is manufacturing and trading of medical dressings and medical disposable products. The Company's sales by geographic destination are analyzed as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$

Europe	16,410,903	16,071,074	43,073,676	35,684,291
PRC	15,923,947	9,020,041	40,175,200	25,724,476
North and South America	7,298,178	8,556,687	22,998,629	24,794,963
Japan	5,426,130	6,201,565	16,779,429	16,834,536
Others	3,132,813	1,687,098	7,800,449	5,422,519
Total net sales	48,191,971	41,536,465	130,827,383	108,460,785

Sales to countries which were in excess of 10% of total sales for the three and nine months ended June 30, 2012 and 2011, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$

PRC	15,923,947	9,020,041	40,175,200	25,724,476
Japan	5,426,130	6,201,565	16,779,429	16,834,536
United States of America	5,804,907	4,920,077	16,217,395	18,447,279
Britain	2,848,530	4,369,665	7,841,422	9,573,037

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Segment Information

The Company has two reportable segments: medical products (Medical Care, Wound Care, and Home Care) and PurCotton® products. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Contributions of the major activities and profitability information of the Company’s reportable segments for the three and nine months ended June 30, 2012 and 2011, are as follows:

	Three months ended
	June 30,
	2012	2011
	US$	US$
Net sales:
Segment:
Medical products	38,980,265	36,177,197
PurCotton® products	9,211,706	5,359,268
Consolidated total	48,191,971	41,536,465

Gross profits:
Segment:
Medical products	8,711,490	9,641,393
PurCotton® products	3,520,121	1,667,216
Consolidated total	12,231,611	11,308,609

Income before income taxes:
Segment:
Medical products	2,681,628	5,103,391
PurCotton® products	(366,361)	(1,102,819)
Consolidated total	2,315,267	4,000,572

Net income attributable to Winner Medical Group Inc.:
Segment:
Medical products	2,379,861	4,315,020
PurCotton® products	(52,577)	(890,495)
Consolidated total	2,327,284	3,424,525

Depreciation and amortization:
Segment:
Medical products	855,939	817,117
PurCotton® products	687,716	579,499
Consolidated total	1,543,655	1,396,616

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Segment Information-Continued

	Nine months ended
	June 30,
	2012	2011
	US$	US$
Net sales:
Segment:
Medical products	107,187,537	94,548,622
PurCotton® products	23,639,846	13,912,163
Consolidated total	130,827,383	108,460,785

Gross profits:
Segment:
Medical products	25,391,656	25,554,717
PurCotton® products	7,844,363	4,587,111
Consolidated total	33,236,019	30,141,828

Income before income taxes:
Segment:
Medical products	9,681,607	12,247,619
PurCotton® products	(1,062,274)	(1,927,068)
Consolidated total	8,619,333	10,320,551

Net income attributable to Winner Medical Group Inc.:
Segment:
Medical products	8,003,299	10,387,235
PurCotton® products	(1,287,878)	(1,398,530)
Consolidated total	6,715,421	8,988,705

Depreciation and amortization:
Segment:
Medical products	2,583,065	2,465,766
PurCotton® products	2,037,520	1,585,509
Consolidated total	4,620,585	4,051,275

	June 30,	September 30,
	2012	2011
	US$	US$
Total assets:
Segment:
Medical products	123,003,275	109,317,729
PurCotton® products	50,674,985	45,578,410
Segment total	173,678,260	154,896,139
Reconciliation to consolidated totals:
Elimination of other receivable from inter-segments	(10,056,375)	(4,977,452)
Consolidated total	163,621,885	149,918,687

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Winner Medical’s business operations consist of the manufacturing, marketing, researching and development of cotton-based medical dressings and medical disposables, as well as consumer products. The Company has fifteen wholly-owned operating subsidiaries and three joint ventures, all located in the PRC and Hong Kong. The Company has established several integrated manufacturing and processing lines for its core products. The Company’s product offerings include cotton-based medical dressings and medical disposables, which consist of medical care and wound care, as well as PurCotton® products, which are produced from a spunlace, natural cotton nonwoven material. The Company manufactures its products in China and sells its medical dressings and medical disposables both in China and abroad, with Europe, China, the United States and Japan serving as the top four markets. The Company also sells its PurCotton® jumbo rolls in both China and abroad, and PurCotton® finished consumer products (the PurCotton retail business) mainly in China.

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

The Company has integrated manufacturing lines that provide its clients with the ability to procure certain products from a single supplier. In the developed countries where it sells its products, the Company provides its customers with its specialized design, manufacturing and packaging services. When the Company works on this basis, its clients are able to select the design, size, type and scale of the products the Company manufactures for them. The Company sells its own “Winner” medical brand products in developing countries and regions including China, the Middle East, South America and Southeast Asia, with distribution channels consisting of local distributors, chain drugstores and direct sales to hospitals, particularly in the China market. During the nine months ended June 30, 2012, the medical business was approximately 81.93% of total sales. The Company believes that the overseas medical business provides stable cash flow for the Company, but that its Chinese medical business will be a driving force in the growth of its business portfolio in the future.

In August 2009, the Company started selling PurCotton® jumbo rolls to large consumer-products manufacturers in the PRC and Japan, and launched the PurCotton retail business in China in December 2009. During the nine months ended June 30, 2012, the overall PurCotton business accounted for approximately18.07% of the Company’s sales revenue. Moreover, revenue from the PurCotton retail business reached approximately 5.40% of total sales in the nine months ended June 30, 2012.

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

In order to better promote the “PurCotton” brand, the Company established a wholly owned subsidiary, Shenzhen PurCotton Technology Co., Ltd., “Shenzhen PurCotton,” in 2009 to monitor and centralize brand building, marketing, product development and design, packaging and purchasing for the retail business in the PRC and Hong Kong. The Company’s PurCotton retail distribution channel now includes chain stores, online sales and distributors (such as hypermarkets, supermarkets, department stores, convenience stores). As of August 9, 2012, the Company has forty-seven chain stores in first and second-tier cities in the PRC, which are mainly located in shopping malls. In addition, the Company started using distributors as a channel for marketing its retail products in November 2011. The Company established Shenzhen PurCotton E-Commerce Co., Ltd. to oversee the operation of its two online platforms (http://purcotton.mall.taobao.com and www.purcotton.com). Going forward, the Company believes it can continue to nurture online sales and distributors in order to produce sales growth, while selectively selling in chain stores to build brand awareness and expose potential customers to the Company’s products.

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

Recent Developments

PurCotton Retail Business Updates

The Company’s main distribution channels for expanding PurCotton retail business include self-operated chain stores, online sales and distributors. As of August 9, 2012, the Company operates 48 retail chain stores, with 18 in Guangdong province, 10 in Beijing, 8 in Shanghai, 2 in Hong Kong and 10 in PRC second-tier cities, such as Changsha, Wuhan, Xiamen, Shenyang, Tianjin and Chengdu, after having recently opened 1 new store in each of Wuhan, Chendu and Shenyang and 3 stores in Beijing. From May 10, 2012 to the date of the filing of this Quarterly Report, 1 store in Hong Kong and 1 in Shanghai were closed due to low traffic or expiration of lease agreements, with both stores having been opened in the initial stage of operating the retail business.

Since launching the customer loyalty membership program in the Company’s chain stores in November 2010, approximately 65,000 members have been recorded as of August 9, 2012, compared with approximately 50,000 members as of May 10, 2012. The repurchase rate by members is approximately 70%. A customer loyalty program membership requires filling out an application form and paying a one-time membership fee of RMB30, which allows members to enjoy an 8% discount when purchasing PurCotton® products.

The Company established Shenzhen PurCotton E-Commerce Co., Ltd. ("PurCotton E-Commerce") in November 2011 with two non-affiliated individuals who are experts in ecommerce in order to oversee the operation of its online sales. At the time of establishment, the Company owned 70% of the equity interests in this operating company, with the other 30% being owned by the two individuals. However, in April 2012, the three parties mutually agreed to cease the partnership in PurCotton E-Commerce. The two individuals withdrew their initial capital by April 2012. The Company is in the process of changing the business registration with the government and expects to complete this process in the fourth quarter 2012.

In addition, the Company has launched its PurCotton retail products into new distribution channels (such as hypermarkets, supermarkets, department stores and convenience stores). As of the filing date, the Company sells eight separate stock keeping units (or “SKUs”) of PurCotton sanitary napkin to a network of more than 1,000 stores, which includes Jusco, Guangzhou Grandbuy, RT-MART and other local stores in more than 12 cities (including Shenzhen, Guangzhou, Beijing, Shanghai and Qingdao). It is expected that a total of 12 SKUs of sanitary napkin and 8 SKUs of PurCotton baby diapers will be launched in the fourth quarter of 2012. The Company believes that these distribution channels will increase sales. However, this form of sales has a high level of start-up costs, including new product sales fees in each network for each SKU.

Manufacturing Lines

The Company purchased two PurCotton baby diaper manufacturing lines in 2011, which it expected to start trial production in February 2012. However, after producing samples and market testing them, the Company found that the manufacturing lines needed minor adjustments to better meet management’s expectations. These lines started the trial production in July 2012 and the Company estimates that normal production will begin in August 2012. In addition, in July, 2012, the Company started to install two new PurCotton jumbo roll manufacturing lines, which were purchased in December 2011. The Company estimates that these lines will enter into normal production by the first quarter of fiscal 2013.

As part of the expansion of its production capacity for its medical products, and considering the high cost of labor in Shenzhen, the Company’s base of operations, the Company plans to relocate some of its manufacturing operations to inland cities in the PRC, where the cost of labor is relatively lower. The Company’s wholly owned subsidiary, Winner Medical & Textile Ltd. Chongyang (“Winner Chongyang”), is currently building two workshops, an administrative office, a canteen and a dormitory in Chongyang, Hubei province, to facilitate the production expansion and relocation. The Company expects that these buildings will be completed by the end of December 2012, and enter production in early 2013.

Going-private Transaction

As noted in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on July 25, 2012 (the “Form 8-K”), the Company has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Winner Holding Limited (“Parent”), a Cayman Islands exempted company with limited liability and indirectly wholly owned by Mr. Jianquan Li, and Winner Acquisition, Inc., a Nevada corporation and a wholly owned, direct subsidiary of Parent (“Merger Sub”). Subject to satisfaction of the Merger Agreement’s terms and conditions, upon consummation of the merger, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). The transaction is subject to the approval of the Merger Agreement by an affirmative vote of stockholders of both (i) a majority of the outstanding shares of the Company’s common stock and (ii) a majority of the outstanding shares of the Company’s common stock not owned by Parent, Merger Sub, Mr. Jianquan Li or Ms. Ping Tse (Mr. Li’s wife), voting in person or by proxy at a special meeting of stockholders of the Company. For more information on the Merger, please see the Form 8-K or other relevant filings of the Company with the SEC (as they become available) on the SEC’s website (http://www.sec.gov).

The language in this “Going-private Transaction” section of Item 2 of Part 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report is neither a solicitation of a proxy nor an offer to purchase nor a solicitation of an offer to sell any securities. Such language is also not a substitute for any proxy statement or other filings that may be made with the SEC should the proposed Merger go forward.

RESULTS OF OPERATIONS

Comparison for the Three Months Ended June 30, 2012 and 2011

The following sets forth the Company’s statement of income information for the three months ended June 30, 2012 and 2011.

Comparison of the Three Months Ended June 30, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. Dollars)

	THREE MONTHS		THREE MONTHS
	ENDED 6/30/2012		ENDED 6/30/2011
	In	As a	In	As a	Amount
Item	Thousands	Percentage	Thousands	Percentage	Change	%Change
Net sales	$48,192	100.00%	$41,536	100.00%	$6,656	16.02%
Cost of sales	$35,960	74.62%	$30,228	72.77%	$5,732	18.96%
Gross profit	$12,232	25.38%	$11,309	27.23%	$923	8.16%
Other operating income/(loss), net	$143	0.30%	$-3	-0.01%	$146	4,866.67%
Government subsidies	$170	0.35%	$90	0.22%	$80	88.89%
Gain on commodity financial instruments	$93	0.19%	$65	0.16%	$28	43.08%
Foreign currency exchange gains/(losses), net	$200	0.42%	$-271	-0.65%	$471	173.80%
Selling, general and administrative expenses	$10,577	21.95%	$7,294	17.56%	$3,283	45.01%
Income from operations	$2,261	4.69%	$3,897	9.38%	$-1,636	-41.98%
Interest income	$109	0.23%	$59	0.14%	$50	84.75%
Interest expense	$125	0.26%	$135	0.32%	$-10	-7.41%
Equity in earnings of 50 percent or less owned persons	$70	0.15%	$180	0.43%	$-110	-61.11%
Income taxes credit/(expenses)	$55	0.11%	$-565	-1.36%	$620	109.73%
Non-controlling interests	$43	0.09%	$11	0.03%	$32	290.91%
Net income attributable to Winner Medical Group Inc.	$2,327	4.83%	$3,425	8.24%	$-1,098	-32.06%

Sales by Product

Winner Medical is a diversified manufacturer and marketer of cotton-based medical dressings and medical disposables, as well as PurCotton® products. The Company’s operations are conducted in two operating segments by products. The Company’s operation, on-site management, internal reporting and performance assessments are conducted within each of the following two identified product segments:

•	Medical Products (Medical Care and Wound Care)
•	PurCotton® Products (Jumbo Roll Supplies and Personal Products)

The following table illustrates the operating results for each product type for the three months ended June 30, 2012 and 2011.

Comparison by Operating Results for Each Product Type for the Three Months Ended June 30, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products [1]		Consolidated
	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
Item	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Net sales	$38,980	36,177	$9,212	5,359	$48,192	41,536
Gross profit	$8,712	9,642	$3,520	1,667	$12,232	11,309
Gross margin	22.35%	26.65%	38.21%	31.11%	25.38%	27.23%
Income/(loss) before income taxes	$2,682	5,104	$-366	-1,103	$2,316	4,001
Net income/(loss) attributable to Winner Medical Group Inc.	$2,380	4,315	$-53	-890	$2,327	3,425
Profit margin	6.11%	11.93%	-0.58%	-16.61%	4.83%	8.25%

1. – PurCotton® products consist of sales from jumbo roll supplies and retail business.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the three months ended June 30, 2012 and 2011. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Region for the Three Months Ended June 30, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three		Three
	Months	As a	Months	As a
	Ended	Percentage of	Ended	Percentage of	Amount	As a
	6/30/2012 in	Total	6/30/2011 in	Total	Change in	Percentage
	Thousands	Revenue	Thousands	Revenue	Thousands	Change
Europe	16,411	34.05%	16,071	38.69%	340	2.12%
Britain	2,849	5.91%	4,370	10.52%	-1,521	-34.81%
Sweden	2,491	5.17%	2,762	6.65%	-271	-9.81%
Others	11,071	22.97%	8,939	21.52%	2,132	23.85%
North and South America	7,298	15.14%	8,556	20.60%	-1,258	-14.70%
U.S.A.	5,805	12.05%	4,920	11.85%	885	17.99%
Brazil	1,084	2.25%	2,919	7.03%	-1,835	-62.86%
Others	409	0.85%	717	1.73%	-308	-42.96%
China [1]	15,924	33.04%	9,020	21.72%	6,904	76.54%
Japan	5,426	11.26%	6,202	14,93%	-776	-12.51%
Others	3,133	6.50%	1,687	4.06%	1,446	85.71%
Total	48,192	100%	41,536	100%	6,656	16.02%

1 – Sales to the China market include medical sales to hospitals, chain drug stores and local distributors, PurCotton® jumbo roll supplies and PurCotton® retail business.

Net Sales

Net sales increased by approximately US$6,656,000, or 16.02%, to approximately US$48,192,000 for the three months ended June 30, 2012 from approximately US$41,536,000 for the three months ended June 30, 2011. The increase in net sales was mainly attributable to the robust expansion of medical and PurCotton® products sales in China, offsetting sluggish or declining export sales as the market for exports from the PRC deteriorated during the three months ended June 30, 2012.

Net sales generated from Europe increased slightly by 2.12% during the three months ended June 30, 2012 to US$16,411,000 from US$16,071,000 during the three months ended June 30, 2011. As in previous quarters, against a general background of debt crisis and relatively low raw cotton prices, customers in Europe are trying to lower purchasing costs while maintain product quality. In order to retain existing customers and add new ones in European countries, the Company continued to offer a lower selling price for certain products, which resulted in more orders from those customers. Of note, sales generated from the Britain decreased approximately US$1,521,000, or 34.81%, due to (1) one customer’s restructuring of its supply chain, which resulted in reduced inventory stock levels, and (2) lower selling prices. Sales generated from Sweden decreased US$271,000, or 9.81%, for the three months ended June 30, 2012, as a result of lower selling prices.

Net sales from North and South America decreased by 14.70% for the three months ended June 30, 2012 to US$7,298,000 from US$8,556,000 for the three months ended June 30, 2011. Of note, sales generated from the United States increased US$885,000, or 17.99%, during the three months ended June 30, 2012, as the Company enhanced its sales efforts in this country, despite one of its major customers decreasing its orders due to an adjustment of its procurement plans for certain medical dressing products during the three months ended June 30, 2012. However, this increase was partly offset by a decrease in orders from Brazil. The Company believes that this was mainly due to customers in Brazil not making consistent orders each month, resulting in a decrease in orders during the three months ended June 30, 2012 as compared to the same period last year.

Net sales generated from Japan also saw a decline of 12.51%, to US$5,426,000, for the three months ended June 30, 2012 from US$6,202,000 for the three months ended June 30, 2011. This decrease in sales was caused by a number of Japanese customers reducing orders because of overstocked inventory that they had accumulated through excess purchasing made following Japan’s Tohoku earthquake of March 11, 2011.

Net sales for medical and PurCotton® products in the China market increased significantly by approximately US$6,904,000, or 76.54%, to approximately US$15,924,000 for the three months ended June 30, 2012 from approximately US$9,020,000 for the three months ended June 30, 2011. This increase was primarily composed of:

(1)	net sales from medical products to the China market reached US$6,712,000, from US$3,661,000 for the three months ended June 30, 2011, an increase of approximately US$3,051,000, or 83.34%, as compared to the same period last year, due to the Company’s continuing efforts to expand its sales channels, including increasing the number of local distributors covering more hospitals and penetrating deeper into existing hospitals, chain drug stores and other channels;

(2)	net sales attributable to the PurCotton® jumbo roll-supply business increased to US$6,361,000 for the three months ended June 30, 2012 from US$3,985,000 in the same period last year, an increase of US$2,376,000, or 59.62%. This significant increase was due to increased demand from China-based customers who use it as a material in hygienic products and the versatile use of jumbo rolls in areas such as home care and disposable products. With the increasing demand from these customers, PurCotton® jumbo roll sales have been steadily growing; and

(3)	net sales attributable to the PurCotton® retail business (which consists of online and offline businesses and includes 44 PurCotton retail stores and two online sales platforms and sales to distributors) increased approximately US$1,477,000 to US$2,851,000 for the three months ended June 30, 2012, as compared to US$1,374,000 in the same period last year (when the Company had only 37 PurCotton® retail stores and its online business was in the initial stage of development, as well as almost no mass distribution yet to supermarkets and department stores). PurCotton® consumer products have been receiving positive customer feedback and gaining brand recognition, as evidenced by increasing sales and membership in the Company’s customer loyalty program.

Net sales generated from other regions increased 85.71% during the three months ended June 30, 2012 to US$3,133,000 from US$1,687,000 during the three months ended June 30, 2011. This increase in sales was due to the Company’s enhanced sales efforts in the Middle East and Africa markets.

Cost of Sales

The Company’s cost of sales increased by approximately US$5,732,000, to approximately US$35,960,000, for the three months ended June 30, 2012, from approximately US$30,228,000 for the three months ended June 30, 2011. The cost of sales as a percentage of net sales was 74.62% and 72.77% for the three months ended June 30, 2012 and 2011, respectively. The increase in cost of sales was mainly attributable to: (1) an approximate 15% salary cost increase (which includes welfare and social insurance for employees); and (2) an increase of approximately US$818,000 for depreciation and impairment costs related to a factory workshop owned by Hubei Winner Textile Co., Ltd. and painting equipment owned by Winner Medical (Huanggang) Co., Ltd..

Gross Profit

The Company’s gross profit increased by approximately US$923,000 to approximately US$12,232,000 for the three months ended June 30, 2012, from approximately US$11,309,000 for the three months ended June 30, 2011. Gross profit as a percentage of net revenues was 25.38% for the three months ended June 30, 2012, compared with 27.23% for the three months ended June 30, 2011. The decrease in gross margin was mainly due to: (1) lower selling price to customers in Europe and the United States. Challenging global economic conditions, especially in Europe and North America, have forced governments in those areas to tighten public expenditures, leading to more stringent budgets for medical products. In order to maintain long-term cooperation with customers in those areas, the Company offered certain products with lower selling prices than before to maintain and attract orders during the current economic climate. The Company expects that ongoing adjustments of selling prices might continue, subject to global economic conditions and customer demands; (2) an increase of approximately US$818,000 in depreciation and impairment costs related to a factory workshop owned by Hubei Winner Textile Co., Ltd. and painting equipment owned by Winner Medical (Huanggang) Co., Ltd.; and (3) an approximate 15% salary increase (which includes welfare and social insurance for employees).

Other Operating Income/(Loss), Net

The Company’s other operating income, net, for the three months ended June 30, 2012 was US$144,000, as compared with a loss of US$3,000 for the three months ended June 30, 2011. Other operating income, net, in the three months ended June 30, 2012 mainly consisted of disposals of property, plant and equipment and obsolete materials and small amounts of processed cotton.

Government Subsidies

The Company’s government subsidies increased US$80,000 to US$170,000 for the three months ended June 30, 2012, from US$90,000 for the three months ended June 30, 2011. The increase was mainly driven by increased receipt of financial incentives from the Shenzhen government as compared to the same period last year.

Gain on Commodity Financial Instruments

Gain on commodity financial instruments for the three months ended June 30, 2012 from transactions in cotton futures products was approximately US$93,000, as compared with US$65,000 for the same period last year. This modest increase in gain resulted from implementation of more stringent trading policies and process controls since the establishment of the Company’s commodity trading center in July 2011.

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

Foreign Currency Exchange Gains (Losses), Net

The Company’s exchange gains for the three months ended June 30, 2012 increased US$471,000 to US$200,000, from a loss of US$271,000 for the three months ended June 30, 2011. On June 30, 2012 and April 1, 2012, the exchange rates of the RMB against the U.S. Dollar were 6.3249 and 6.3035, respectively, indicating a deprecation of the RMB by 0.34% against the U.S. Dollar, as compared to an appreciation of the RMB by 1.29% against the U.S. Dollar for the three months ended June 30, 2011.

In order to minimize the currency exchange rate risk, the Company has been (1) reinforcing and expanding its businesses in the China market and (2) inserting clauses into contracts stipulating that the selling price is subject to the fluctuation of currency and the price of raw materials.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased US$3,283,000 to approximately US$10,577,000 for the three months ended June 30, 2012, from approximately US$7,294,000 for the three months ended June 30, 2011. The selling, general and administrative expenses as a percentage of net sales was 21.95% and 17.56% for the three months ended June 30, 2012 and 2011, respectively. The increase in selling, general and administrative expenses resulted from increases in expenses related to the Company’s going-private transaction, salary, leasing expenses, domestic transportation expenses, advertising fees , as well as new product sales fees (such as slotting allowance and bar code expenses to stores) for PurCotton retail products. These changes are:

(1)	“expenses related to the Company’s going private” transaction (i.e., legal and consultant fees) of approximately US$1,063,000, as compared to US$nil in the same period last year;

(2)	salary (including wages, welfare, social insurance and stock incentives) increases of approximately US$988,000, or 43.23%, during the three months ended June 30, 2012, as compared to the same period last year. The increase was primarily due to increases in wages and welfare for new and existing staff, as well as increases in stock incentives to key employees;

(3)	increases in transportation expenses of approximately US$612,000, as compared with the same period last year, due to higher maritime transport costs from an increase in quantity sold as well as increased logistics costs related to the PurCotton retail business and medical products as the Company broadened its distribution channels;

(4)	slotting allowance and bar code expenses to stores such as supermarkets and department stores, for the PurCotton retail business increases of US$404,000 during the three months ended June 30, 2012, as compared with the same period last year. This increase was due to the Company launching its products into more supermarkets and department stores which resulted in the payment of new product sales fees expenses; and

(5)	leasing expense increases of approximately US$253,000 during the three months ended June 30, 2012, as compared with the same period last year. The increase was mainly attributable to the rent paid for existing and newly established PurCotton self-operated chain stores. The number of PurCotton retail stores increased to 44 as of June 30, 2012 from 37 as of June 30, 2011.

Interest Income

Interest income was approximately US$109,000 for the three months ended June 30, 2012, as compared to interest income of approximately US$59,000 for the same period last year, a change of approximately US$50,000. The increase in interest income was mainly to the increase in held-to-maturity investments owned by the Company for the three months ended June 30, 2012.

Interest Expense

Interest expense was approximately US$125,000 for the three months ended June 30, 2012, as compared to interest expense of approximately US$135,000 for the same period last year, a change of approximately US$10,000. The difference in interest expense was driven by the changes in the level of short-term bank loans. The Company’s bank loans are primarily used as a supplement to working capital for daily operations.

Income Taxes

The Company’s income tax credit for the three months ended June 30, 2012 was US$55,000, as compared to income tax provision of US$565,000 for the three months ended June 30, 2011. Income tax credit as a percentage of income before income taxes was 2.39% for the three months ended June 30, 2012, as compared with income tax expenses as a percentage of income before income taxes was of 14.13% for the same period last year. The different effective tax rates for the three-month period ended June 30, 2012 and 2011, were mainly due to: (1) the recognition of 150% tax-deductible preferential policy on research and development expenses of US$322,000, which was confirmed by the tax authority during this quarter; and (2) the recognition of a deferred tax asset for Shenzhen PurCotton Technology Co., Ltd. and Hubei Winner Textile Co., Ltd. for the three months ended June 30, 2012, as the Company expects that the losses from PurCotton retail business can be utilized before such expiration period.

The tax rates applicable to the Company’s PRC wholly owned subsidiaries are as follows:

	Calendar
	Year Ended
	December 31,	Calendar Year Ending December 31,
	2011	2012	2013	2014	2015
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%	25%
Winner Medical (Huanggang) Co., Ltd.	12.5%	12.5%	25%	25%	25%
Winner Medical & Textile Ltd. Chongyang	25%	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd.	25%	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	12.5%	25%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd. [1]	15%	15%	15%	15%	25%
Shenzhen PurCotton Technology Co., Ltd.	25%	25%	25%	25%	25%
Winner (Huanggang) Cotton Processing Co., Ltd.	25%	25%	25%	25%	25%
Shenzhen PurCotton E-Commerce Co., Ltd.	25%	25%	25%	25%	25%
Beijing PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Guangzhou PurCotton Co., Ltd.	25%	25%	25%	25%	25%
Shanghai PurCotton Co., Ltd.	25%	25%	25%	25%	25%

1 – For the years 2012, 2013 and 2014, the preferential tax rate of 15% is subject to whether Winner Shenzhen can successfully renew its High and New Technology Enterprise Certificate, which was originally awarded in 2009. The Company is applying for a renewal at this time, and management considers that the renewal will be received in September 2012.

Winner Medical (Hong Kong) Limited and HK PurCotton Co. Ltd were subject to Hong Kong taxation on their activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for each of the three months ended June 30, 2012 and 2011, was 16.5%.

No provision for U.S. tax was made as the Company had no assessable income in the United States for the three months ended June 30, 2012 and 2011. The enterprise income tax rate in the U.S. was 34%.

Net Income Attributable to Non-controlling Interests

The Company’s financial statements reflect an adjustment to its consolidated group net income of income attributable to non-controlling interests of US$43,000 and US$11,000 for the three months ended June 30, 2012 and 2011, respectively. The third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited for the three months ended June 30, 2012 and 2011.

Net Income Attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. was approximately US$2,327,000 for the three months ended June 30, 2012, as compared to approximately US$3,425,000 for the three months ended June 30, 2011, a decrease of approximately US$1,098,000, or 32.06%. Net income as a percentage of net sales was 4.83% for the three months ended June 30, 2012, as compared with 8.24% for the same period last year.

This decrease in net income and net profit margin was primarily due to: (1) lower selling prices to customers in Europe and the United States due to the economic downturn; (2) an increase in depreciation and impairment expenses of US$818,000 relating to the Company’s factory workshops and facilities; (3) an increase of advertising fees, slotting allowances and bar code expenses paid to stores for PurCotton retail business; and (4) an increase in expenses related to the Company’s going private transaction. The Company’s PurCotton retail business experienced an after-tax losses of US$984,000 and US$852,000 for the three months ended June 30, 2012 and 2011, respectively. The Company regards these losses as strategic losses that reflect initial expenses by the Company for brand-building and expansion of online and offline distribution channels.

Comparison for the Nine Months Ended June 30, 2012 and 2011

The following sets forth the Company’s statement of income information for the nine months ended June 30, 2012 and 2011.

Comparison of the Nine Months Ended June 30, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. Dollars)

	NINE MONTHS		NINE MONTHS
	ENDED 6/30/2012		ENDED 6/30/2011
	In	As a	In	As a	Amount
Item	Thousands	Percentage	Thousands	Percentage	Change	%Change
Net sales	$130,827	100.00%	$108,461	100.00%	$22,366	20.62%
Cost of sales	$97,591	74.60%	$78,319	72.21%	$19,272	24.61%
Gross profit	$33,236	25.40%	$30,142	27.79%	$3,094	10.26%
Other operating income/(loss), net	$220	0.17%	$-105	-0.10%	$325	309.52%
Government subsidies	$416	0.32%	$1,305	1.20%	$-889	-68.12%
Gain/(loss) on commodity financial instruments	$167	0.13%	$-1,695	-1.56%	$1,862	109.85%
Foreign currency exchange losses, net	$-83	-0.06%	$-415	-0.38%	$332	80.00%
Selling, general and administrative expenses	$25,539	19.52%	$19,152	17.66%	$6,387	33.35%
Income from operations	$8,417	6.43%	$10,080	9.29%	$-1,663	-16.50%
Interest income	$280	0.21%	$105	0.10%	$175	166.67%
Interest expense	$229	0.18%	$228	0.21%	$1	0.44%
Equity in earnings of 50 percent or less owned persons	$151	0.12%	$363	0.33%	$-212	-58.40%
Income taxes	$1,841	1.41%	$1,288	1.19%	$553	42.93%
Non-controlling interests	$63	0.05%	$44	0.04%	$19	43.18%
Net income attributable to Winner Medical Group Inc.	$6,715	5.13%	$8,989	8.29%	$-2,274	-25.30%

Sales by Product

The following table illustrates the operating results for each product type for the nine months ended June 30, 2012 and 2011.

Comparison by Operating Results for Each Product Type for the Nine Months Ended June 30, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. dollars)

	Medical Products		PurCotton® Products [1]		Consolidated
	Nine	Nine	Nine	Nine	Nine	Nine
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
Item	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Net sales	$107,187	94,549	$23,640	13,912	$130,827	108,461
Gross profit	$25,392	25,555	$7,844	4,587	$33,236	30,142
Gross margin	23.69%	27.03%	33.18%	32.97%	25.40%	27.79%
Income/(loss) before income taxes	$9,681	12,248	$-1,062	-1,927	$8,619	10,321
Net income/(loss) attributable to Winner Medical Group Inc.	$8,003	10,387	$-1,288	-1,398	$6,715	8,989
Profit margin	7.47%	10.99%	-5.45%	-10.05%	5.13%	8.29%

1. – PurCotton® products consist of sales from jumbo roll supplies and retail business.

Sales by Region

The following table illustrates the sales revenues by regions from major geographic areas for the nine months ended June 30, 2012 and 2011. The table also provides the percentage of total revenues represented by each listed region.

Comparison of Sales by Region for the Nine Months Ended June 30, 2012 and 2011

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine		Nine
	Months	As a	Months	As a
	Ended	Percentage of	Ended	Percentage of	Amount	As a
	6/30/2012 in	Total	6/30/2011 in	Total	Change in	Percentage
	Thousands	Revenue	Thousands	Revenue	Thousands	Change
Europe	43,074	32.92%	35,684	32.90%	7,390	20.71%
Britain	7,841	5.99%	9,573	8.83%	-1,732	-18.09%
Sweden	7,060	5.40%	6,015	5.55%	1,045	17.37%
Others	28,173	21.53%	20,096	18.53%	8,077	40.19%
North and South America	22,999	17.58%	24,795	22.86%	-1,796	-7.24%
U.S.A.	16,217	12.40%	18,447	17.01%	-2,230	-12.09%
Brazil	4,743	3.63%	4,842	4.46%	-99	-2.04%
Others	2,039	1.56%	1,505	1.39%	534	35.48%
China [1]	40,175	30.71%	25,724	23.72%	14,451	56.18%
Japan	16,779	12.83%	16,835	15.52%	-56	-0.33%
Others	7,800	5.96%	5,423	5.00%	2,377	43.83%
Total	130,827	100%	108,461	100%	22,366	20.62%

1 – Sales to the China market include medical sales to hospitals, chain drug stores and local distributors, PurCotton® jumbo roll supplies and PurCotton® retail business.

Net Sales

Net sales increased by approximately US$22,366,000, or 20.62%, to approximately US$130,827,000 for the nine months ended June 30, 2012 from approximately US$108,461,000 for the nine months ended June 30, 2011. The increase in net sales was mainly attributable to significant continuing demand from existing and new customers in Europe (despite decreased orders from customers in Britain during the second and third quarters) and the robust expansion in sales of medical products and PurCotton® products in China for the nine months ended June 30, 2012.

Net sales generated from Europe increased 20.71% during the nine months ended June 30, 2012 to US$43,074,000, from US$35,684,000 during the nine months ended June 30, 2011. Generally, customers in Europe are trying to lower purchasing cost while maintain product quality. In order to retain existing customers and add new ones in European countries, the Company continued a low selling price of certain products, which resulted in more orders from those customers. Of note, sales generated from Sweden increased US$1,045,000, or 17.37%, during the nine months ended June 30, 2012 as the Company established relationships with customers in Sweden, which resulted in receiving more orders in the first and second quarters of fiscal 2012. However, sales generated from customers in Britain decreased approximately US$1,732,000, or 18.09%, due to one customer’s integration of its supply chain, resulting in reduced inventory stock levels and lower selling prices since the second quarter of fiscal 2012.

Net sales from North and South America decreased by 7.24% for the nine months ended June 30, 2012, to US$22,999,000 from US$24,795,000 for the nine months ended June 30, 2011. This decrease was mainly due to one of our major customers in the United States decreasing its orders due to an adjustment of its procurement plans for certain medical dressing products since the first quarter of fiscal 2012.

Net sales to Japan slightly decreased by 0.33% to US$16,779,000 for the nine months ended June 30, 2012 from US$16,835,000 for the nine months ended June 30, 2011. Lack of significant movement for sales in Japan was due to our major customers reducing orders because of overstocked inventory that they had accumulated through excess purchasing made following Japan’s Tohoku earthquake of March 11, 2011.

Net sales for medical products and PurCotton® products in the China market increased by approximately US$14,451,000, or 56.18%, to approximately US$40,175,000 for the nine months ended June 30, 2012 from approximately US$25,724,000 for the nine months ended June 30, 2011. This increase was primarily composed of:

(1)	net sales from medical products in China reached US$16,535,000, from US$11,812,000 for the nine months ended June 30, 2012, an increase of approximately US$4,723,000, or 39.98%, as compared to the same period last year, due to the Company’s continuing efforts to expand its sales channels, including increasing the number of local distributors covering more hospitals and penetrating deeper into existing hospitals, chain drug stores and other channels;

(2)	net sales attributable to the PurCotton® jumbo roll-supply business increased to US$16,571,000 for the nine months ended June 30, 2012 from US$10,731,000 in the same period last year, an increase of US$5,840,000, or 54.42%. This significant increase was due to increased demand from China-based customers who used it as a material in hygiene products and the versatile use of jumbo-rolls in areas such as home care and disposable products. With the increasing demand from these customers, PurCotton® jumbo roll sales have been steadily growing; and

(3)	net sales attributable to the PurCotton® retail business (which consists of online and offline businesses with 44 PurCotton retail stores and two online sales platforms and sales to distributors) which increased approximately US$3,888,000 to US$7,069,000 for the nine months ended June 30, 2012, as compared to US$3,181,000 in the same period last year (when the Company had only 37 PurCotton® retail stores and its online business was in the initial stage of development, as well as almost no mass distribution channels to supermarkets and department stores). The PurCotton® consumer products have been receiving positive customer feedback and gaining brand recognition, as evidenced by increasing sales and membership in the Company’s customer loyalty program.

Net sales generated from other regions increased 43.83% during the nine months ended June 30, 2012 to US$7,800,000 from US$5,423,000 during the nine months ended June 30, 2011. This increase in sales was due to the Company’s enhanced sales efforts in the Middle East and Africa markets.

Cost of Sales

The Company’s cost of sales increased by approximately US$19,272,000, to approximately US$97,591,000, for the nine months ended June 30, 2012, from approximately US$78,319,000 for the nine months ended June 30, 2011. The cost in sales as a percentage of net sales was 74.60% and 72.21% for the nine months ended June 30, 2012 and 2011, respectively. The increase in cost of sales was mainly attributable to: (1) an approximate 15% salary increase (which including welfare and social insurance for employees); (2) an increase of approximately US$1,464,000 for depreciation and impairment costs related to a factory workshop owned by Hubei Winner Textile Co., Ltd and painting equipment owned by Winner Medical (Huanggang) Co., Ltd.; and (3) the use of cotton with a higher average purchase price, as compared with the same period last year.

Gross Profit

The Company’s gross profit increased by approximately US$3,094,000 to approximately US$33,236,000 for the nine months ended June 30, 2012, from approximately US$30,142,000 for the nine months ended June 30, 2011. Gross profit as a percentage of net revenues was 25.40% for the nine months ended June 30, 2012, compared with 27.79% for the nine months ended June 30, 2011. The decrease in gross margin was mainly due to: (1) the challenging global economic conditions, especially in Europe and the North America, which forced governments in those areas to tighten public expenditures leading to more stringent budgets for medical products. In order to maintain long-term cooperation with customers in those areas, the Company offered certain products with lower selling prices than before to maintain and attract orders during the current economic climate. The Company expects that its adjustment of selling prices will be subject to global economic conditions and customer demands; (2) an increase of approximately US$1,464,000 in depreciation and impairment costs related to a factory workshop owned by Hubei Winner Textile Co., Ltd and painting equipment owned by Winner Medical (Huanggang) Co., Ltd.; and (3) an approximate 15% salary increase (which includes welfare and social insurance for employees).

Other Operating Income/(Loss), Net

The Company’s other operating income, net, for the nine months ended June 30, 2012 was US$220,000, as compared with a loss of US$105,000 for the nine months ended June 30, 2011. Other operating income, net, mainly consists of disposals of leftover and obsolete materials and small amounts of processed cotton.

Government Subsidies

The Company’s government subsidies decreased US$889,000 to US$416,000 for the nine months ended June 30, 2012, from US$1,305,000 for the nine months ended June 30, 2011. The decrease was mainly driven by the reduced receipt of financial incentives from PRC government authorities (especially from the Shenzhen government) because public expenses for holding certain local events resulted in less money for financial incentives to local companies, as compared to the same period last year.

Gain/(loss) on Commodity Financial Instruments

Gain on commodity financial instruments for the nine months ended June 30, 2012 was primarily composed of a gain of approximately US$167,000 on trading cotton futures, compared to a loss of approximately US$1,695,000 in the same period last year. The gain resulted from implementation of more stringent trading policies and process controls since the establishment of the Company’s commodity trading center in July 2011.

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

Foreign Currency Exchange Losses, Net

The Company’s exchange difference, net, for the nine months ended June 30, 2012 decreased US$332,000 to a loss of US$83,000, from a loss of US$415,000 for the nine months ended June 30, 2011. On June 30, 2012 and September 30, 2011, the exchange rates of the RMB against the U.S. Dollar were 6.3249 and 6.3549, respectively, indicating an appreciation of the RMB by 0.47% against the U.S. Dollar, as compared to an appreciation of the RMB by 3.42% against the U.S. Dollar for the nine months ended June 30, 2011.

In order to minimize the currency exchange rate risk, the Company has been (1) reinforcing and expanding its businesses in the China market and (2) inserting clauses into contracts stipulating that the selling price is subject to the fluctuation of currency and the price of raw materials.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses increased US$6,387,000 to approximately US$25,539,000 for the nine months ended June 30, 2012, from approximately US$19,152,000 for the nine months ended June 30, 2011. The selling, general and administrative expenses as a percentage of net sales was 19.52% and 17.66% for the nine months ended June 30, 2012 and 2011, respectively. The increase in selling, general and administrative expenses resulted from increases in expenses related to the Company’s going-private transaction, salary, leasing expenses, domestic transportation expenses and advertising fees, as well as new product sales fees (such as slotting allowance and bar code expenses to stores) for PurCotton retail products. These changes are:

(1)	salary (including wages, welfare, social insurance and stock incentives) increases of approximately US$2,920,000, or 44.90%, during the nine months ended June 30, 2012, as compared to the same period last year. The increase was primarily due to increases in wages and welfare for new and existing staff, as well as an increase in stock incentives to key employees;

(2)	increases in transportation expenses of approximately US$1,097,000, as compared with the same period last year, due to an increase in sales and increases in the cost of logistics related to the PurCotton retail business and medical products as broader distribution channels were built;

(3)	expenses related to the Company’s going-private transaction (i.e., legal and consultant fees) of approximately US$1,063,000, as compared to US$nil in the same period last year;

(4)	leasing expense increases of approximately US$939,000 during the nine months ended June 30, 2012, as compared with the same period last year. The increase was mainly attributable to the rent paid for existing and newly-established PurCotton self-operated chain stores. The number of PurCotton retail stores increased to 44, as of June 30, 2012, from 37, as of June 30, 2011; and

(5)	slotting allowance and bar code expense increases of US$583,000 to stores (such as supermarkets and department stores) for the PurCotton retail business during the nine months ended June 30, 2012, as compared with the same period last year. This increase was due to the Company launching its products into supermarkets and department stores, which resulted in the payment of new product sales fees expenses.

Interest Income

Interest income was approximately US$280,000 for the nine months ended June 30, 2012, as compared to interest income of approximately US$105,000 for the same period last year, a change of approximately US$175,000. The increase in interest income was mainly due to the increase in held-to-maturity investments owned by the Company.

Interest Expense

Interest expense was approximately US$229,000 for the nine months ended June 30, 2012, as compared to approximately US$228,000, for the same period last year, an increase of 0.44%. The Company has maintained a stable level of short-term bank loans over past year, which has translated into the Company’s interest expense remaining relatively the same. The Company’s bank loans are primarily used as a supplement to working capital for daily operations.

Income Taxes

The Company’s income tax provision for the nine months ended June 30, 2012 was US$1,841,000, as compared to US$1,288,000 for the nine months ended June 30, 2011, an increase of US$553,000. Income tax as a percentage of income before income taxes was 21.35% for the nine months ended June 30, 2012, as compared with 12.48% for the same period last year.

According to PRC tax laws, a company’s pretax income in the current year cannot offset a loss that occurred more than five years ago. As the Company expects that the pretax income of PurCotton retail business may not be sufficient to utilize the unused tax losses before such expiration period, the Company recognized an approximate US$907,000 valuation allowance for unused tax losses arising from the calendar years 2010 and 2011 for its retail business during the nine months ended June 30, 2012, which was offset by the recognition of a 150% tax-deductible preferential policy on research and development expenses of US$322,000, which was confirmed by the tax authority during this quarter. This resulted in a comparatively higher effective tax rate for the nine-month period ended June 30, 2012 as compared to the same period last year.

The tax rates applicable to the Company’s PRC wholly owned subsidiaries are as follows:

	Calendar Year Ending December 31,
	2012	2013	2014	2015
Winner Medical & Textile Ltd., Jingmen	25%	25%	25%	25%
Winner Medical & Textile Ltd. Jiayu	25%	25%	25%	25%
Winner Medical & Textile Ltd. Yichang	25%	25%	25%	25%
Winner Medical (Huanggang) Co., Ltd.	12.5%	25%	25%	25%
Winner Medical & Textile Ltd. Chongyang	25%	25%	25%	25%
Hubei Winner Textile Co., Ltd.	25%	25%	25%	25%
Shanghai Winner Medical Apparatus Co., Ltd.	25%	25%	25%	25%
Winner Industries (Shenzhen) Co., Ltd. [1]	15%	15%	15%	25%
Shenzhen PurCotton Technology Co., Ltd.	25%	25%	25%	25%
Winner (Huanggang) Cotton Processing Co., Ltd.	25%	25%	25%	25%
Shenzhen PurCotton E-Commerce Co., Ltd.	25%	25%	25%	25%
Beijing PurCotton Co., Ltd.	25%	25%	25%	25%
Guangzhou PurCotton Co., Ltd.	25%	25%	25%	25%
Shanghai PurCotton Co., Ltd.	25%	25%	25%	25%

1 – For the years 2012, 2013 and 2014, the preferential tax rate of 15% is subject to whether Winner Shenzhen can successfully renew its High and New Technology Enterprise Certificate, which was originally awarded in 2009. The Company is applying for a renewal at this time, and management considers that the renewal will be received in September 2012.

Winner Medical (Hong Kong) Limited and HK PurCotton Co. Ltd were subject to Hong Kong taxation on their activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for each of the nine months ended June 30, 2012 and 2011, was 16.5%.

No provision for U.S. tax was made as the Company had no assessable income in the United States for the nine months ended June 30, 2012 and 2011. The enterprise income tax rate in the United States was 34%.

Net Income Attributable to Non-controlling Interests

The Company’s financial statements reflect an adjustment to its consolidated group net income of income attributable to non-controlling interests of US$63,000 and US$44,000 for the nine months ended June 30, 2012 and 2011, respectively. The third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited and a 30% interest in Shenzhen PurCotton E-commerce Co. Ltd. for the nine months ended June 30, 2012. The third party non-controlling interests reflected a 40% interest in Winner Medical (Hong Kong) Limited for the nine months ended June 30, 2011.

Net Income Attributable to Winner Medical Group Inc.

The net income attributable to Winner Medical Group Inc. was approximately US$6,715,000 for the nine months ended June 30, 2012, as compared to approximately US$8,989,000 for the nine months ended June 30, 2011, a decrease of approximately US$2,274,000, or 25.30%. Net income as a percentage of net sales was 5.13% for the nine months ended June 30, 2012, as compared with 8.29% for the same period last year.

This decrease in net income and net profit margin was primarily due to: (1) lower selling prices to customers in Europe and the United States due to the economic downturn; (2) an increase in depreciation and impairment expenses of US$1,464,000 relating to the Company’s factory workshops and facilities; (3) an increase of advertising fees, slotting allowances and bar code expenses paid to stores for PurCotton retail business; and (4) an increase in expenses relating to the Company’s going-private transaction. The Company’s PurCotton retail business experienced after-tax losses of US$3,644,000 and US$1,698,000 for the nine months ended June 30, 2012 and 2011, respectively. The Company regards these losses as strategic losses that reflect initial expenses by the Company for brand-building and expansion of online and offline distribution channels.

Inventory turnover

The Company’s inventory increased to approximately US$25,500,000 as of June 30, 2012, as compared with approximately US$25,409,000 as of September 30, 2011, an increase of US$91,000, or 0.36%. Raw materials, work in process and finished goods accounted for approximately 42.64%, 24.87% and 32.50% of inventories as of June 30, 2012. The Company’s inventory turnover was 75 and 76 days for the nine months ended June 30, 2012 and the year ended September 30, 2011, respectively. The slightly increased inventories during the nine months ended June 30, 2012 was driven by the higher level of materials usage driven by increased net sales. However, the inventories decreased approximately US$684,000 as compared with approximately US$26,184,000 as of March 31, 2012. The decrease was mainly driven by the Company’s strong management of inventory turnover and the lower level of purchases of seed cotton by Winner (Huanggang) Cotton Processing Co, Ltd. due to the seasonal availability of cotton.

Accounts and notes receivable collection period

Accounts and notes receivable increased to approximately US$23,789,000 as of June 30, 2012, as compared to approximately US$20,982,000 as of September 30, 2011, an increase of approximately US$2,807,000 or 13.38%. The Company’s average accounts receivable collection period was 45 days and 44 days for the nine months ended June 30, 2012 and the fiscal year ended September 30, 2011, respectively. The stable accounts receivable collection period was due to the Company’s strong management of accounts receivable turnover.

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

The accounts and notes receivable collection age as of June 30, 2012 is illustrated as follows:

(All amounts, other than percentages, in thousands of U.S. Dollars)

	Amount	As a
Periods	In Thousands	Percentage
Less than or equal to 3 months	$23,733	99.76%
3 to 6 months	$39	0.16%
6 to 12 months	$17	0.07%
More than 12 months	$0	0%
Total	$23,789	100.00%

Liquidity and Capital Resources

As of June 30, 2012, the Company had cash and cash equivalents of approximately US$25,226,000.

Cash Flows for the Nine Months Ended June 30, 2012 and 2011

(All amounts in thousands of U.S. dollars)

	Nine Months Ended
	June 30,
	2012	2011
Net cash provided by/(used in) operating activities	13,205	(1,637)
Net cash used in investing activities	(9,786)	(5,064)
Net cash (used in)/provided by financing activities	(268)	8,151
Effect of exchange rate changes	130	723
Net increase in cash and cash equivalents	3,281	2,173
Cash and cash equivalents at the beginning of period	21,945	14,818
Cash and cash equivalents at the end of period	25,226	16,992

Operating Activities

Net cash provided by operating activities was US$13,205,000 for the nine months ended June 30, 2012, an increase of US$14,842,000 from US$1,637,000 of net cash used in operating activities for the same period last year. Overall, this increase was mainly due to:

(1)	cash flows provided by inventories of approximately US$29,000 during the nine months ended June 30, 2012, as compared with cash flows used in of approximately US$8,676,000 for the nine months ended June 30, 2011, a change of approximately US$8,705,000. This change in cash flows used in inventories was driven by the Company’s stronger management of inventory turnover;

(2)	cash flows provided by accrued and other liabilities of approximately US$1,978,000 during the nine months ended June 30, 2012, as compared with approximately US$310,000 for the nine months ended June 30, 2011, an increase of approximately US$1,668,000. This increase was mainly due to: (a) increased new product sales fees such as slotting allowances and bar code expenses paid to stores; (b) expenses incurred during the reporting period in 2012 relating to the Company’s going-private transaction; and (c) construction expenses for Winner Medical & Textile Ltd., Chongyang;

(3)	cash flows used in accounts receivable of approximately US$2,707,000 during the nine months ended June 30, 2012, as compared with approximately US$4,255,000 for the nine months ended June 30, 2011, a decrease of approximately US$1,548,000. This change in cash flows used in accounts receivable was due to the Company’s strong management of account receivable turnover; and

(4)	cash flows provided by restricted bank deposits of approximately US$1,575,000 during the nine months ended June 30, 2012, as compared with restricted cash of approximately US$194,000 for the nine months ended June 30, 2011, an increase of approximately US$1,381,000. This change in restricted bank deposits was mainly driven by the withdrawal of approximately US$1,587,000 registered capital for Shenzhen PurCotton E-Commerce Co., Ltd., which was deposited during the same period of last year.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2012 was US$9,786,000, an increase of US$4,725,000 from US$5,064,000 for the nine months ended June 30, 2011. During the nine months ended June 30, 2012, the increased cash used in investing activities was primarily for: (1) an approximately US$1,370,000 initial investment by Winner Medical & Textile Ltd. Chongyang in the construction of buildings for expanding and relocating production lines; and (2) an approximately US$3,255,000 investment in the installation of manufacturing lines for PurCotton baby diapers and two additional PurCotton manufacturing lines.

Financing Activities

The Company’s net cash used in financing activities was primarily for the purchase of noncontrolling interest for the nine months ended June 30, 2012. Net cash used in financing activities for the nine months ended June 30, 2012 totaled US$268,000, a decrease of US$8,418,000 from net cash provided by US$8,151,000 for the nine months ended June 30, 2011, which is mainly due to the repayment of bank borrowings of US$9,461,000, compared with US$4,390,000 in the same period of the previous fiscal year.

The Company’s debt to asset ratio was approximately 17.98% as of June 30, 2012. The Company plans to maintain its debt to asset ratio below 40% in order to provide adequate space for new bank loans, if needed. The Company believes that it currently maintains a good business relationship with each of the banks with which it has loans. As of June 30, 2012, the Company had approximately US$30.04 million in bank credit facilities from three commercial banks and, after utilizing bank loans of US$6.32 million, there is US$23.72 million available under bank credit facilities. These facilities consist of approximately: (i) US$6.32 million from Shenzhen Branch of China Merchants Bank; (ii) US$12.65 million from Shenzhen Branch of the Industrial and Commercial Bank of China; and (iii) US$4.75 million from Huanggang Branch of Agricultural Development Bank of China. The weighted average interest rate on short-term borrowings for the nine months ended June 30, 2012 and September 30, 2011, was 7.46% and 6.98% per annum, respectively.

The Company’s subsidiaries in Shenzhen and Huanggang have credit lines with the Shenzhen Branch of China Merchants Bank, the Shenzhen Branch of the Industrial and Commercial Bank of China and Huanggang Branch of Agricultural Bank of China, representing trade acceptances, loans and overdrafts.

Bank loans as of June 30, 2012

			Balance as of
			June 30, 2012
Item	Bank	Loan period	US$
A	Shenzhen Branch of China Merchants Bank	11-28-2011 to 09-16-2012	3,162,000
B	Shenzhen Branch of China Merchants Bank	12-29-2011 to 09-16-2012	3,162,000
		Total	6,324,000

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This pronouncement is an authoritative guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. In addition, ASU 2011-04 expanded the required disclosures around fair value measurements including (i) reporting the level in the fair value hierarchy used to value assets and liabilities which are not measured at fair value, but where fair value is disclosed, and (ii) qualitative disclosures about the sensitivity of Level 3 fair value measurements to changes in unobservable inputs used. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal year beginning October 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jianquan Li and Xiuyaun Fang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, Messrs. Li and Fang concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Please see Note 12, Commitments and Contingences, of the condensed consolidated financial statements (unaudited) in this Report and the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2012 for a discussion of class action litigation related to the Company’s going-private transaction.

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

DATED: August 9, 2012

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

The following materials from the Winner Medical Group Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 9, 2012 formatted in Extensible Business Reporting Language (XBRL):

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

