Form 10-Q/A
period 2012-06-30
WINNER MEDICAL GROUP INC
filed 2012-08-14
CIK 808011

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

The number of shares outstanding of the issuer’s class of common equity as of August 14, 2012 was 24,371,872.

2

Explanatory Note

On August 9, 2012 (the “Original Filing Date”), Winner Medical Group Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (the “Initial Form 10-Q”). This Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) amends Part I – Item 1, “Financial Statements,” Part II – Item 1, “Legal Proceedings,” and Part II – Item 6, “Exhibits,” specifically to include an update on the Company’s class action litigation in Nevada (the “Nevada Litigation Update”) to reflect developments that occurred on the Original Filing Date prior to the Company’s filing of the Initial Form 10-Q. As such, no other changes have been made herein to the Initial Form 10-Q.

The filing of this Form 10-Q/A shall not be deemed as an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading. Except as discussed above, the Company has not modified or updated disclosures presented in the Initial Form 10-Q. Accordingly, this amended quarterly report does not reflect events occurring after the Initial Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein, and should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Initial Form 10-Q. Information not affected by the Nevada Litigation Update is unchanged and reflects the disclosures made at the time of the Initial Form 10-Q. References to this “quarterly report on Form 10-Q,” this “quarterly report on Form 10-Q/A” and this “amended quarterly report on Form 10-Q/A” herein shall refer to the Initial Form 10-Q as amended by this amended quarterly report on Form 10-Q/A. The following items have been amended as a result of the Nevada Litigation Update:

•	Part I – Item 1. Financial Statements;

•	Part II – Item 1. Legal Proceedings; and

•	Part II – Item 6. Exhibits.

3

Cautionary Statement

This Quarterly Report on Form 10-Q/A contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “projects,” “targets,” “optimistic,” “intends,” “aims,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Company’s Annual Report on Form 10-K; and any statements of assumptions underlying any of the foregoing.

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

4

PART I

FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

WINNER MEDICAL GROUP INC.

  Condensed Consolidated Financial Statements (Unaudited)

  For the three and nine months ended June 30, 2012 and 2011

5

WINNER MEDICAL GROUP INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income	F-2

Condensed Consolidated Statements of Stockholders’ Equity	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5 - F-20

WINNER MEDICAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2012	2011
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	25,225,650	21,945,105
Restricted bank deposits	107,679	1,836,491
Restricted broker margin account	475,106	0
Accounts and notes receivable, less allowances for doubtful accounts of US$92,213 and US$159,485 at June 30, 2012 and September 30, 2011, respectively	23,789,096	20,982,263
Amounts due from affiliated companies	84,550	157,779
Inventories	25,500,169	25,408,700
Prepaid expenses and other current assets	11,805,719	8,334,504
Income taxes recoverable	234,400	146,408
Deferred tax assets	345,293	376,411
Total current assets	87,567,662	79,187,661
Property, plant and equipment, net	69,678,053	65,461,750
Investment in equity investees	2,573,325	2,421,915
Intangible assets, net	148,340	126,918
Prepaid expenses and other receivables	2,463,983	1,596,354
Deferred tax assets	1,190,522	1,124,089
Total assets	163,621,885	149,918,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	6,324,211	6,294,356
Accounts payable	10,137,984	7,420,580
Accrued payroll and employee benefits	3,508,256	3,141,756
Customer deposits	1,099,714	1,115,887
Accrued and other liabilities	6,822,643	4,253,889
Amounts due to affiliated companies	85,402	0
Income taxes payable	1,437,598	1,970,710
Total current liabilities	29,415,808	24,197,178
Deferred tax liabilities	0	45,025
Total liabilities	29,415,808	24,242,203

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; authorized 247,500,000, issued and outstanding June 30, 2012 -24,371,872 shares; September 30, 2011 -24,140,247 shares	24,373	24,141
Additional paid-in capital	43,559,598	42,490,464
Retained earnings	65,635,028	58,984,686
Statutory reserves	5,932,049	5,866,970
Accumulated other comprehensive income	18,790,415	18,169,505
Total Winner Medical Group Inc. stockholders’ equity	133,941,463	125,535,766

Noncontrolling interests	264,614	140,718
Total stockholder’s equity	134,206,077	125,676,484

Total liabilities and stockholder’s equity	163,621,885	149,918,687

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

WINNER MEDICAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.  Commitments and Contingencies - continued

Legal proceedings - Between April 9 and April 27, 2012, three purported shareholder class actions were filed against the Company, its board of directors and its chief executive officer, Jianquan Li, in District Court, Clark County, Nevada. The three purported shareholder class actions were later consolidated and, on August 9, 2012, the Company received a consolidated complaint (the "Consolidated Complaint"), wherein a purported class action claim was made against the Company, its board of directors and its chief executive officer, Jianquan Li (the “Class Action”). The Class Action arises from Mr. Li’s initial non-binding proposal on April 2, 2012 to acquire all outstanding shares of the Company’s common stock not owned or controlled by him or his wife in a “going private” transaction. The Class Action alleges that the Company’s board of directors have breached their fiduciary duties to the Company as a result of the proposed “going private” transaction, and that the Company has aided and abetted those alleged breaches. The Company has not yet responded to the Class Action, but believes the allegations therein are without merit. The Company intends to defend itself vigorously against the claims.

The Company has not yet been required to respond formally to this lawsuit. In addition, the Consolidated Complaint does not specify any amount of damages to be sought by plaintiffs. Because this matter is in a very early stage, the Company cannot determine whether or not an adverse outcome is probable, nor can it provide a reasonable estimate of any potential losses related to this matter. While the Company believes that it has meritorious defenses to the Class Action and intends to defend it vigorously, an adverse outcome in this matter could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

Level 1 - Quoted unadjusted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in market that are not active, and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3 - Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

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

Held-to-maturity investments - The Company’s held-to-maturity investments are carried at amortized cost. The fair value of held-to-maturity investments is approximated to the carrying value, based on the quoted prices for securities with similar characteristics and other observable inputs such as interest rates that are observable at commonly quoted intervals can be obtained directly from the commercial bank and such fair value measurement is considered as Level 2 in the fair value hierarchy.

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

Between April 9 and April 27, 2012, three purported shareholder class actions were filed against the Company, its board of directors and its chief executive officer, Jianquan Li, in District Court, Clark County, Nevada. The three purported shareholder class actions were later consolidated and, on August 9, 2012, the Company received a consolidated complaint (the "Consolidated Complaint"), wherein a purported class action claim was made against the Company, its board of directors and its chief executive officer, Jianquan Li (the “Class Action”). The Class Action arises from Mr. Li’s initial non-binding proposal on April 2, 2012 to acquire all outstanding shares of the Company’s common stock not owned or controlled by him or his wife in a “going private” transaction. The Class Action alleges that the Company’s board of directors have breached their fiduciary duties to the Company as a result of the proposed “going private” transaction, and that the Company has aided and abetted those alleged breaches. The Company has not yet responded to the Class Action, but believes the allegations therein are without merit. The Company intends to defend itself vigorously against the claims.

The Company has not yet been required to respond formally to this lawsuit. In addition, the Consolidated Complaint does not specify any amount of damages to be sought by plaintiffs. Because this matter is in a very early stage, the Company cannot determine whether or not an adverse outcome is probable, nor can it provide a reasonable estimate of any potential losses related to this matter. While the Company believes that it has meritorious defenses to the Class Action and intends to defend it vigorously, an adverse outcome in this matter could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

The list of exhibits required to be filed as exhibits to this Report are listed under the “Exhibit Index,” which is incorporated herein by reference.

6

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2012

WINNER MEDICAL GROUP INC.

By:	/ s/ Jianquan Li
Jianquan Li
Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Xiuyuan Fang
Xiuyuan Fang
Chief Financial Officer and Treasurer
(Principal Financial Officer)

7

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

The following materials from the Winner Medical Group Inc. Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 filed on August 14, 2012 formatted in Extensible Business Reporting Language (XBRL):

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

8